Form 10-Q
period 2007-03-31
LEMAITRE VASCULAR INC
filed 2007-05-14
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (781) 221-2266

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule12b-2 of the Exchange Act)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes:  ☐    No:  ☒

The registrant had 15,361,089 shares of common stock, $.01 par value per share, outstanding as of May 10, 2007

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1 - Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,241	$15,391
Marketable securities	15,379	15,417
Accounts receivable, net of allowances of $115 and $126 at March 31, 2007 and December 31, 2006, respectively	5,687	5,060
Inventories	7,109	6,081
Prepaid expenses	921	1,296
Deferred tax asset	394	396

Total current assets	42,731	43,641

Property and equipment, net	2,356	2,389
Goodwill	8,853	8,853
Other intangibles, net	1,861	1,930
Other assets	163	150

Total assets	$55,964	$56,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,181	$818
Accrued expenses	3,721	4,528
Current portion of capital lease obligations	6	32

Total current liabilities	4,908	5,378

Deferred tax liabilities	833	833
Other long-term liabilities	33	53

Total liabilities	5,774	6,264

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,367,106 shares issued at March 31, 2007 and 15,332,526 shares issued at December 31, 2006	154	153
Additional paid-in capital	60,557	60,504
Accumulated deficit	(10,575)	(9,946)
Accumulated other comprehensive income	139	73
Treasury stock (14,068 shares at March 31, 2007 and December 31, 2006), at cost	(85)	(85)

Total stockholders’ equity	50,190	50,699

Total liabilities and stockholders’ equity	$55,964	$56,963

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Net sales	$9,883	$8,571
Cost of sales	2,513	2,261

Gross profit	7,370	6,310

Operating expenses:
Sales and marketing	4,810	3,249
General and administrative	2,370	1,773
Research and development	1,154	795
Restructuring charges	6	31
Impairment charge	7	—

Total operating expenses	8,347	5,848

Income (loss) from operations	(977)	462

Other income (expense):
Interest income (expense)	351	(46)
Other (expense) income	25	45

Total other income (expense)	376	(1)

Income (loss) before income taxes	(601)	461

Provision for income taxes	28	91

Net income (loss)	$(629)	$370

Net income (loss) per share of common stock:
Basic:	$(0.04)	$0.02

Diluted:	$(0.04)	$0.02

Weighted average shares outstanding	15,338	8,453

Diluted weighted average shares outstanding	15,338	8,935

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Operating activities
Net income (loss)	$(629)	$370
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	325	351
Stock-based compensation	116	1
Amortization of deferred compensation	—	9
Changes in operating assets and liabilities:
Accounts receivable	(589)	(587)
Inventories	(981)	(212)
Prepaid expenses and other assets	370	(20)
Accounts payable and other liabilities	(480)	745

Net cash provided by (used in) operating activities	(1,868)	657

Investing activities
Purchase of property and equipment	(231)	(391)
Purchase of available-for-sale securities	(3,259)	—
Maturities of available-for-sale securities	3,319	—
Other assets	14	(741)

Net cash used in investing activities	(157)	(1,132)

Financing activities
Net proceeds from issuance of common stock	58	1
Proceeds from short-term debt	—	375
Payments of long-term debt	—	(108)
Principal payments on capital lease obligations	(26)	(23)
Expenses associated with equity transactions	(121)
Purchase of treasury stock	—	(74)

Net cash provided by (used in) financing activities	(89)	171
Effect of exchange rate changes on cash and cash equivalents	(36)	(44)

Net decrease in cash and cash equivalents	(2,150)	(348)
Cash and cash equivalents at beginning of period	15,391	817

Cash and cash equivalents at end of period	$13,241	$469

Supplemental information
Cash paid for income taxes	$156	$8
Cash paid for interest	5	47

Supplemental non-cash financing activities
Increase in redemption feature of common stock awards	$—	$119

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

1. Organization and Basis for Presentation

Description of Business

LeMaitre Vascular, Inc. (“LeMaitre Vascular” or the “Company”) and its subsidiaries develop, manufacture and market medical devices used primarily in the field of vascular surgery. The Company operates in a single segment in which its principal product lines are thoracic stent grafts, abdominal stent grafts, endovascular accessories for abdominal stent graft procedures, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, balloon catheters, vein strippers, cholangiogram catheters and vascular access ports. The Company also distributes in ten European countries an abdominal stent graft manufactured by a third party.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share based compensation and income taxes are updated as appropriate. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006, including the notes there to, included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular KK, LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, and LeMaitre Vascular Limited, dissolved in 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS No. 157 may have on its consolidated results and financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption will have on its consolidated financial statements.

3. Income Tax Expense

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Within specific countries, the Company may be subject to audit by various tax authorities, operating within the country and may be subject to different statute of limitations expiration dates. As of March 31, 2007, the liability for unrecognized tax benefits amounted to approximately $0.4 million for the items described above. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months following the date of adoption of FIN 48. The Company remains subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company has also made an evaluation of the potential impact of state taxes being assessed by jurisdictions in which the Company does not believe that nexus exists. However the Company anticipates that it is more likely than not that taxing jurisdictions may adopt a position adverse to the Company and accordingly has recorded a liability of approximately $0.1 million as of March 31, 2007.

The Company was examined by the Internal Revenue Service (“IRS”) for the Company’s 2004 and 2005 income tax returns. The IRS proposed and management has agreed to a $0.4 million adjustment to the Company’s previously reported returns. The final outcome of this examination was completed and settled in April 2007. The Company has accrued $0.4 million in accrued expenses as of March 31, 2007 in the consolidated financial statements.

As of January 1, 2007, a summary of the tax years that remain subject to examination in the Company’s most significant tax jurisdictions are:

United States - Federal	2006 and forward
Germany	1998 and forward
Japan	2004 and forward

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense which is consistent with prior years.

4. Inventories

Inventories are stated at the lower of cost or market value, determined on a first in, first out basis. Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials	$2,134	$2,098
Work-in-process	669	501
Finished products	4,306	3,482

Total inventories	$7,109	$6,081

5. Goodwill and other Intangible Assets

The balances of goodwill and intangibles are as follows:

(in thousands)	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Patents	$1,527	$558	$969	$1,534	$520	$1,014
Trademarks and technology license	891	151	740	898	141	757
Customer relationships	213	61	152	213	54	159

Gross intangibles	$2,631	$770	$1,861	$2,645	$715	$1,930

Goodwill	$8,853			$8,853

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on a single segment basis in its fourth quarter.

Other intangible assets consist primarily of patents, trademarks, technology licenses and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense amounted to $55,000 for the three months ended March 31, 2007 and 2006, respectively, and is included in general and administrative expense.

Estimated amortization expense for the reminder of 2007 and each of the five succeeding fiscal years is as follows:

(in thousands)
2007	$170
2008	223
2009	222
2010	211
2011	179
2012	156

6. Financing Arrangements

The Company maintains a $5.5 million revolving line of credit with Brown Brothers Harriman & Co., which expires on September 30, 2008 with interest at the bank’s base rate or LIBOR plus 300 basis points, at the Company’s discretion. The Company’s revolving line of credit is collateralized by substantially all of the assets of the Company. To maintain an outstanding balance, the Company would be required to meet certain financial and operating covenants. As of March 31, 2007 and December 31, 2006, the Company did not have an outstanding balance under this facility and was not in compliance with these covenants.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Compensation	$1,524	$2,270
Income and other taxes	598	852
Professional fees	321	439
Other	1,278	967

	$3,721	$4,528

8. Restructuring Charges

The Company closed its Arizona manufacturing operations in 2006, and as a result, incurred severance and other costs. These costs amounted to $6,000 for the three months ended March 31, 2007. The Company estimates any additional exit activity cost to be less than $0.1 million.

Activity related to restructuring costs is as follows:

(in thousands)
Balance at January 1, 2007	$46
Plus:
Current year restructuring costs	6
Less:
Payment of employee severance costs	(34)

Balance at March 31, 2007	$18

9. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) for the three months ended March 31, 2007 and 2006, was as follows:

	Three Months Ended March 31
	2007	2006
	(in thousands)
Net income (loss)	$(629)	$370
Unrealized gain on available-for-sales securities	15	0
Foreign currency translation adjustment	51	14

Total comprehensive income (loss)	$(563)	$384

10. Commitments and Contingencies

The Company has minimum inventory purchase commitments totaling $1.3 million for 2007. As of March 31, 2007, the Company had purchased approximately $1 million toward fulfilling its 2007 purchase commitments.

11. Segment and Enterprise-Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. No discrete operating information other than product sales is prepared by the Company, except by geographic location, for local reporting purposes. All revenues were generated in the United States, Europe and Japan, and substantially all assets are located in the United States.

12. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of its share-based awards on a straight-line basis over the vesting period of the award. The Company adopted SFAS No. 123R under the prospective-transition method, as required by the standard, using a Black-Scholes model to value stock options. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on January 1, 2006.

The Company has computed the fair value of employee stock options using the following assumptions:

March 31, 2007
Dividend yield	—
Volatility	65%
Risk-free interest rate	4.5%
Weighted-average expected option term (in years)	5
Weighted-average fair value per share of options granted	—
Weighted-average fair value per share of restricted stock awards granted	$6.50

The Company has never declared cash dividends and does not expect to do so in the foreseeable future.

The amount of cash received from the exercise of stock options for the three months period ended March 31, 2007 was $58,000. There was no tax benefit resulting from the exercise of stock options during the period.

The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options and restricted stock units. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options and restricted stock units. Share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting.

The components of share-based compensation expense are as follows.

	Three Months Ended March 31
	2007	2006
Stock options under SFAS 123(R)	$119	$1
Stock options for non-employees under SFAS 123	(3)	2

Total share-based compensation	$116	$3

The Company expects to record the unamortized portion of share-based compensation expense of $1.4 million for existing stock options and restricted stock units outstanding at March 31, 2007 over a weighted-average period of 3.8 years.

13. Net Income (Loss) Per Share

Until January 1, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, and Emerging Issues Task Force (EITF) 03-6, Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under EITF 03-6, the Company had determined that its Series A convertible preferred stock (“Series A preferred stock”) and, upon the adoption of SFAS 123R, that certain options and shares of common stock (“common stock awards”) subject to a repurchase feature at other than fair value are participating securities. The Company’s Series A preferred stock provided for a dividend in the event of the Company’s liquidation or in the event a dividend was declared on the Company’s common stock. Effective, January 1, 2006, common stock awards subject to repurchase were allocated to net income based on the change in the repurchase value during each reporting period. The remaining income (loss) was then allocated to preferred and common stockholders, pro rata, based on ownership interests since the preferred stock participates in dividends on the same basis in which the preferred shares convert to common stock. Net losses were not allocated to participating securities. For the three months ended March 31, 2006 presented, the application of the two-class method was more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options using the treasury method, unless anti-dilutive.

In connection with the Company’s initial public offering in October 2006, all outstanding shares of Series A preferred stock were automatically converted shares of common stock and the repurchase feature of common stock terminated. Accordingly, effective January 1, 2007, the two class method no longer applies.

Net income (loss) per share is based on the following:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss) as reported	($629)	$370

Allocation of net income (loss), if applicable:
Basic:
Redemption value of common stock awards	—	118
Undistributed net income allocated to participating shareholders
Common stock awards subject to redemption feature	—	33
Preferred stock	—	16

Net income (loss) applicable to participating stockholders	—	167
Net income (loss) applicable to common stockholders	(629)	203

Net income (loss)	($629)	$370

Diluted:
Redemption value of common stock awards	—	118
Undistributed net income allocated to participating shareholders
Common stock awards subject to redemption feature	—	31
Preferred stock	—	18

Net income (loss) applicable to participating stockholders	—	167
Net income (loss) applicable to common stockholders	(629)	203

Net income (loss)	$(629)	$370

Denominator:
Weighted-average shares of common stock outstanding	15,338	8,453
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	—	482

Shares used in computing diluted net income (loss) per common share, if dilutive	15,338	8,935

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2007	2006
Basic:
Net income (loss) available for common stockholders	($629)	$203
Weighted average shares outstanding	15,338	8,453

Net income (loss) per share	($0.04)	$0.02

Diluted:
Net income (loss) available for common stockholders	($629)	$202
Weighted-average shares of common stock	15,338	8,935

Net income (loss) per share	($0.04)	$0.02

At March 31, 2006, common stock equivalents represented the effect of options to purchase the Company’s common stock to the extent the fair value of the common stock exceeds the exercise price of the option.

At March 31, 2007, shares used in computing diluted net loss per common share excluded 1,218,559 weighted-average shares of common stock issuable upon exercise of outstanding stock options, as the effect of including those shares would be anti-dilutive.

14. Stockholders’ Equity

Undesignated Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued or outstanding as of March 31, 2007 and December 31, 2006.

Stock Option Plans

The Company’s 2006 Stock Option and Incentive Plan (the “2006 Plan”) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, (“RSUs”), unrestricted stock awards and deferred stock awards to officers, employees, directors, and consultants of the Company. The Company has reserved for issuance an aggregate of 750,000 shares of common stock under the 2006 Plan. In connection with the adoption of the 2006 Plan, no new further option grants were permitted under the 1997, 1988, 2000, and 2004 stock option plans and any expirations, cancellations or terminations under the previous plans became available for issuance under the 2006 plan. The stock options provide the holder the right to purchase common stock at an exercise price not less than the fair market value of the stock on the date of grant and the expected term will not exceed ten years. The Company may satisfy awards upon the exercise of stock options or vesting of RSUs with either newly issued or treasury shares.

A summary of the Company’s stock option activity for all plans and related information is as follows:

	Number of shares	Option Prices	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average contractual term
Balance outstanding at December 31, 2006	1,586,770	$0.10 - $12.37	$6.07
Granted	—		—
Exercised	(44,580)	$1.29 - $ 1.29	1.29
Forfeited	(7,951)	$7.86 - $11.78	10.47

Balance outstanding at March 31, 2007	1,534,239	$0.10 - $12.37	$6.14	$3,279,560	4.4

Options exercisable at March 31, 2007	988,926	$0.10 - $11.84	$3.95	$3,242,043	2.9

Awards available to grant at March 31, 2007	608,561

Restricted Stock Award Units

The Company also issues RSUs as an additional form of equity compensation to its employees, officers and directors, pursuant to the Company’s stockholder-approved 2006 Plan. For the three months ended March 31, 2007, the Company issued 27,802 RSUs at fair value of approximately $0.2 million. RSUs entitle the grantee to an issuance of stock at no cost. RSUs generally vest over a period of time determined by the Company’s Board of Directors at the time of grant and unvested RSUs are forfeited and cancelled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting.

The following is a summary of the status of the Company’s RSUs, and the activity during the three months ended March 31, 2007.

	Shares	Weighted Average Grant- Date Fair Value
Nonvested awards at December 31, 2006	133,000	$6.07
Granted	27,802	6.50
Vested	—	—
Forfeited	(1,000)	6.07

Nonvested awards at March 31, 2007	159,802	$6.14

As of March 31, 2007, there was unrecognized compensation cost related to RSUs totaling $0.7 million, net of estimated forfeitures, which will be recognized over a weighted-average period of 3.5 years. The Company may withhold common stock upon its employees’ vesting in RSUs in order to provide proceeds to cover minimum tax withholding liability as a result of the RSUs having vested.

Employee Stock Purchase Plan

In May 2006, the Board of Directors and stockholders approved the 2006 Employee Stock Purchase Plan (“ESPP”) which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 250,000 shares of common stock for the ESPP. At March 31, 2007, there were no shares issued.

15. Subsequent Events

On April 25, 2007, the Company acquired substantially all the assets of Cardiovascular Innovations, LLC (“CVI”) for $0.4 million in cash plus potential royalties. Located in Athens, Texas, CVI markets a hand-powered contrast injector for use in a variety of endovascular procedures.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace and to develop or acquire and then successfully market new and enhanced products;

•	a highly competitive market for medical devices;

•	the effect of a disaster at our manufacturing facility;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our inability to obtain adequate profit margins;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors” and included elsewhere in this report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, Pruitt-Inahara, EndoFit, VascuTape, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Reddick, Expedial, OptiLock, InvisiGrip, Pruitt, AnastoClip and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and UniFit and F3 are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures and markets medical devices for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our eleven current product lines exceeds $500 million and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion and is growing at 8% per year. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture all of our product lines in our Burlington, Massachusetts headquarters, other than a single product we acquired in April 2007.

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

In April 2007, we acquired substantially all of the assets of Cardiovascular Innovations, LLC, which markets a hand-powered contrast injector for use in a variety of endovascular procedures, increasing the total number of our product lines from ten to eleven. We currently offer these eleven product lines across three product categories. In addition, effective January 1, 2007, we became the exclusive distributor for the Powerlink System—an abdominal stent graft manufactured by Endologix, Inc.—in ten European countries, including Germany, France and the United Kingdom. We believe that this product complements our EndoFit Thoracic Stent Graft and UniFit Abdominal Stent Graft product lines, allowing our growing European sales force to offer a complete range of stent grafts for the entire aorta. Below is listing of our products lines and product categories.

•

Our Endovascular & Dialysis Access product category includes our EndoFit Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, the Endologix Powerlink System and the Cardiovascular Innovations contrast injector, acquired in April 2007.

•	Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara and Pruitt F3 Carotid Shunts, InvisiGrip Vein Stripper, and LeMaitre Balloon Catheters.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and OptiLock Implantable Port.

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

Our business opportunities include the following:

•	the continued expansion of our sales force in the United States, Canada, Europe and Japan;

•	the addition of complementary products through further acquisitions;

•	updating of existing products through research and development; and

•	the introduction of our products in new markets upon achievement of regulatory approvals in these markets.

We are currently pursuing each of these opportunities.

These opportunities are balanced by several challenges, such as the penetration of our product offerings in current and new markets, the recruitment and retention of key employees and competition from other products and techniques. In addition, our clinical studies may not succeed, our established products may be overtaken by new technologies, and we may not successfully compete against companies, which possess substantially greater resources. Furthermore, our results of operations may suffer if we are unable to identify, negotiate, complete and integrate suitable acquisitions.

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

We sell our products primarily through a direct sales force. As of March 31, 2007, our sales force comprised 49 bag-carrying sales representatives in the United States, Canada, the European Union and Japan; our sale force comprised 38 bag-carrying sales representatives as of March 31, 2006. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have a sales office located in Tokyo, Japan. For the three months ended March 31, 2007, approximately 89% of our net sales were generated through direct sales.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

The following table sets forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography and the change between the specified periods expressed as a percent increase or decrease:

	Three Months Ended March 31,		Percent change
	2007	2006
Net sales	$9,883	$8,571	15%
Cost of sales	2,513	2,261	11%

Gross profit	7,370	6,310	17%
Operating expenses:
Sales and marketing	4,810	3,249	48%
General and administrative	2,377	1,773	34%
Research and development	1,154	795	45%
Restructuring charges	6	31	NM

Income (loss) from operations	(977)	462	NM

Other income (expense):
Interest income	356	1	NM
Interest expense	(5)	(47)	(89%)
Foreign currency (loss) gain	29	47	(38%)
Other income (expense)	(4)	(2)	100%

Income (loss) before income taxes	(601)	461	NM
Provision for income taxes	28	91	(69%)

Net income (loss)	$(629)	$370	NM

Net Sales by Product Category:
Endovascular & Dialysis Access	$3,373	$2,326	45%
Vascular	5,573	5,272	6%
General Surgery	937	973	(4%)

	$9,883	$8,571	15%

Net Sales by Geography:
United States and Canada	$5,922	$5,523	7%
Outside the United States and Canada	3,961	3,048	30%

	$9,883	$8,571	15%

Net sales. Net sales increased 15% to $9.9 million for the three months ended March 31, 2007 compared to $8.6 million for the three months ended March 31, 2006. Sales in our endovascular and dialysis access product category increased by 45%, sales in our vascular category grew by 6% and sales in our general surgery category decreased by 4%, over the same period. Increases were driven by the continued expansion of the worldwide sales force, direct mail efforts, higher average selling prices, and distribution of the Endologix Powerlink System in Europe, which commenced January 1, 2007. Direct to hospital net sales also increased to 89% of total sales for the three months ended March 31, 2007 compared from 86% for the three months ended March 31, 2006.

Net sales by geography. Net sales in the United States and Canada increased 7% to $5.9 million for the three months ended March 31, 2007 compared to $5.5 million for the three months ended March 31, 2006.Net sales outside of the US and Canada increased 30% to $3.9 million for the three months ended March 31, 2007 compared to $3.0 million for the three months ended March 31, 2006. This increase was attributable to growth of our endovascular and dialysis access product category, including the commencement of our Endologix distribution agreement in Europe on January 1, 2007. Direct to hospital net sales represented 72% of the total net sales outside the United States and Canada for three months ended March 31, 2007, compared to 59% three months ended March 31, 2006.

Gross profit. Gross profit increased 17% to $7.3 million for three months ended March 31, 2007 from $6.3 million three months ended March 31, 2006. This gross profit increase was driven primarily by higher average selling prices across nearly all product categories as well as cost savings resulting from the consolidation of manufacturing operations to our Burlington, Massachusetts facility in 2005 and 2006. These improvements were partially offset by the lower-margin Powerlink System distribution sales in Europe.

Sales and marketing. Sales and marketing expenses increased 48% to $4.8 million for three months ended March 31, 2007 from $3.2 million for three months ended March 31, 2006. This increase was primarily driven by compensation benefits and travel expense associated with the addition of sales professionals. At the end of March 31, 2007, we employed 49 bag-carrying sales representatives worldwide, as compared to 38 at the end of March 31 2006. Also contributing to the increase was higher expenses in marketing and advertising of our product lines primarily through direct mail, medical journal ads and trade shows.

General and administrative. General and administrative expense increased 34% to $2.4 million for three months ended March 31, 2007 from $1.8 million for three months ended March 31, 2006. The increase was driven primarily by the higher costs associated with being a public company, including increased finance and legal staff, professional fees and increased insurance expense.

Research and development. Research and development expense increased 45% to $1.2 million for three months ended March 31, 2007 from $0.8 million for three months ended March 31, 2006. The increase was driven primarily by the hire of additional R&D engineers and increased product development activity. During the first quarter of 2007, we launched our next-generation Pruitt F3 Carotid Shunt.

Restructuring. Restructuring expenses decreased to approximately $6,000 for three months ended March 31, 2007. Expenses for three months ended March 31, 2007 included exit activity costs relating to our Phoenix, Arizona plant, which was closed during 2006.

Other income (expense). Net interest income was $0.4 million in the three months ended March 31, 2007 compared to net interest expense of $46,000 in the three months ended March 31, 2006 Pending their uses, proceeds from our initial public offering in October 2006 were invested in short-term, investment-grade, interest-bearing securities. During the fourth quarter of 2006, we used a portion of the proceeds to eliminate our debt balance resulting in the reduction of interest expense.

Income tax expense. Our provision for income taxes for the three months ended March 31, 2007 was $28,000 compared to $91,000 for the three months ended March 31, 2006. The 2007 tax provision was a result of many factors, including the losses at one of our foreign subsidiaries for which no tax benefit is recognizable, and the effects of permanent and discrete tax items related to uncertain international tax positions. In addition, deferred tax liabilities related to the amortization of goodwill for U.S. tax reporting purposes may not be used to reduce existing deferred tax assets which require higher valuation allowances than otherwise needed. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis.

Liquidity and Capital Resources

We require cash to pay our operating expenses, and make capital expenditures. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In October 2006, we completed our initial public offering of our common stock at a price to the public of $7.00 per share. We sold 5,500,000 shares of our common stock. We received aggregate net proceeds of approximately $35.8 million, after deducting underwriting discounts and commission of approximately $2.7 million. We have incurred approximately $3.0 million for additional expenses associated with our initial public offering.

At March 31, 2007, our cash and cash equivalents and marketable securities were $28.6 million as compared to $30.8 million at December 31, 2006. We expect our cash balances to decrease as we continue to use cash to fund our operations.

We maintain a $5.5 million revolving line of credit with Brown Brothers Harriman & Co as of March 31, 2007, which expires on September 30, 2008. The revolving line of credit is collateralized by substantially all of our assets. In addition, we would be required to meet certain financial and operating covenants including restrictions on incurring additional debt, and any borrowings under the loan would incur interest at the bank’s base rate or libor plus 300 basis points, at our discretion. As of March 31, 2007 and December 31, 2006, the Company did not have an outstanding balance under this facility and was not in compliance with these covenants.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $1.9 million for the three months ended March 31, 2007. This was primarily a result of higher levels of inventory for $1.0 million due to commencement of our Endologic distribution agreement, and accounts receivable for $0.6 million. Lower levels in accounts payable and other liabilities of $0.5 million was due to annual paymentts due in January 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2007. This was primarily attributable to sales or maturities of investments offset by purchases of investments and acquisition of property and equipment.

Net Cash Provided by Financing Activities. Net cash used by financing activities was $0.1 million for the three months ended March 31, 2007. This was a result of additional expenses associated with our initial public offering in October 2006.

We expect to continue to operate with a net operating loss due to the growth of our business and as well as our operations as a public company. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash and cash equivalents and marketable securities. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the number and timing of acquisitions and other strategic transactions.

We believe that our current cash and cash equivalents and marketable securities, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.

Contractual Obligations. Our principal contractual obligations consist of purchase commitments, operating leases and capital leases. The following table summarizes our commitments to settle contractual obligations as of March 31, 2007:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
		(in thousands)
Capital lease	$6	$6	$—	$—
Operating leases	1,795	968	798	29
FIN 48 unrecognized tax benefits	383	383
Purchase commitments	341	341	—	—

	$2,525	$1,698	$798	$29

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2007.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principals, or U.S. GAAP. Our most significant accounting policies are described in our consolidated financial statements included our annual report on Form 10-K for December 31, 2006. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share based compensation and income taxes are updated as appropriate.

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

Inventory

We value inventory at the lower of cost (on the first-in, first-out method) or market and include materials, labor and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate, and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.

Stock-Based Compensation

We accounted for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS No. 123 and the Black-Scholes option-pricing model, and record the fair value, for financial reporting purposes, of non-employee stock options as an expense over either the vesting term of the option or the service period.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which required companies to expense the fair value of employee stock options and other forms of share-based compensation. Effective January 1, 2006, we adopted SFAS No. 123R. SFAS No. 123R requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123R using the prospective-transition method. As such, we will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS No. 123R’s adoption that were measured using the minimum value method. We recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and other equity incentive awards. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, risk-free interest rate and the forfeiture rate.

We estimate the expected term of options based upon our historical experience. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Dividend yield is estimated to be zero as we have never paid dividends and have no plans of doing so in the future.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock based compensation is amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current period and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binominal models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based awards in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. The application of these principles may be subject to further interpretation and refinement over time.

In 1997, we issued to two of our executive officers stock options for the purchase of an aggregate of 386,272 shares and to one of these executive officers an award of an additional 252,852 shares of our common stock. The options and award were subject to restricted stock agreements that provided us the right to purchase, and the executive officers with the right to cause us to purchase, these shares. The purchase right features of these agreements terminated upon the completion of our initial public offering in October 2006. We accounted for these options and award until 1998 using variable plan accounting since the exercise of the employee repurchase price was considered likely based on the lack of marketability of our common stock. After reviewing a variety of factors, we subsequently determined that the likelihood of either us or these executive officers exercising these purchase options was remote. Consequently, subsequent to 1998 we have accounted for these options and award using fixed plan accounting. See the notes to our consolidated financial statements included in our Annual Report on Form 10-K for December 31, 2006.

Upon adoption of SFAS No. 123R, based on the use of the prospective method of adoption, these options will continue to be accounted for under APB No. 25 as fixed plan arrangements. Concurrently with the adoption of SFAS No. 123R, we applied the guidance included in Accounting Series Release No. 268 and Emerging Issues Task Force No. D-98 with respect to the redemption feature related to these options and award. The effect of the adoption resulted in the classification of the intrinsic value of the redemption feature of $6.5 million at January 1, 2006 from retained earnings to other than permanent equity. During 2006, the value of the redemption feature increased by $0.3 million to $6.8 million, which was charged against retained earnings. The repurchase and call right features terminated upon the completion of our public offering of our common stock resulting in a $6.8 million credit to additional paid-in capital.

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

In connection with the preparation of our financial statements for the year ended December 31, 2005 and in preparing for the initial public offering of our common stock, we reassessed the valuations of our common stock during the twelve-month period ended March 31, 2006, in light of the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which we refer to as the practice aid. In conducting this assessment we took into consideration the market and income approaches to valuation as set forth in the practice aid. We believe that the valuation methodologies that we used prior to our initial public offering were consistent with the practice aid. Based on the foregoing analysis, we concluded that for all options granted during the three month period ended March 31, 2006, in no case did the fair value of our common stock, for financial reporting purposes, exceed the exercise price for these options at the time of grant.

Valuation of Goodwill, Other Intangibles

When we acquire another company, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the carrying value of our goodwill annually in our fourth quarter based on a single reporting unit. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of our goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, we allocate the fair value of our reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single unit and therefore that fair value is based on the our market capitalization. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our combined consolidated balance sheets and the judgment required in determining fair value amounts. We have determined that no impairment charges were required during the three months ended March 31, 2007.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from five to 17 years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.

The evaluation of asset impairments related to other intangible assets requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our combined consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations.

We operate in multiple taxing jurisdictions, both within the United States and outside the United States. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made resulting from such matters. We regularly assess our tax position for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or the conclusion of the tax examination. We believe the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. It is our policy is to classify interest and penalties related to tax assessment as income tax expense.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the implementation of SFAS No. 157 may have on our consolidated results and financial position.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this adoption will have on our consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, could adversely affect our financial results. For the three months ended March 31, 2007, approximately 40% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the quarter are denominated in the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We recorded a $29,000 and $47,000 foreign currency gain in for the three months ended March 31, 2007 and 2006, respectively related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at March 31, 2007 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 15 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2007 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control over Financial Reporting

We were not required to include in our Annual Report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not party to any material pending or threatened litigation.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

On October 19, 2006, we completed our initial public offering of 5,500,000 shares of our common stock at a price to the public of $7.00 per share for an aggregate offering price of $38.5 million. We received aggregate net proceeds of approximately $35.8 million after deducting underwriting discounts and commissions of $2.7 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-133532), which was declared effective by the Securities and Exchange Commission on October 18, 2006. Goldman, Sachs & Co., CIBC World Markets Corp., Cowen and Company, LLC and Thomas Weisel Partners LLC were the managing underwriters of the initial public offering. The offering commenced on October 19, 2006 and did not terminate until after the sale of all of the securities registered in the registration statement.

We received aggregate net proceeds of approximately $35.8 million after deducting underwriting discounts and commissions of $2.7 million. As of March 31, 2007, we incurred approximately $3.0 million for additional expenses associated with the initial public offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

Of the $35.8 million of net proceeds we received in our initial public offering, through March 31, 2007, we have spent $7.2 million, including approximately $3.9 million to pay down all outstanding indebtedness under two terms loans and a revolving line of credit, $1.2 million for payment of expenses related to our initial public offering, and $2.1 million for working capital purposes. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

The remaining proceeds are invested in short-term, investment-grade, interest bearing securities.

We expect to use the remaining proceeds from our initial public offering for general corporate purposes. Our management has broad discretion as to the use of the net proceeds. We may use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2007.

LEMAITRE VASCULAR

/s/ George W. LeMaitre
George W. LeMaitre, President, Chief Executive Officer and Chairman of the Board

/s/ David B. Roberts
David B. Roberts
Chief Financial Officer and Director

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350