Form 10-Q
period 2007-06-30
LEMAITRE VASCULAR INC
filed 2007-08-14
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had 15,405,262 shares of common stock, $.01 par value per share, outstanding as of August 10, 2007

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1—Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,474	$15,391
Marketable securities	15,459	15,417
Accounts receivable, net of allowances of $137 and $102 at June 30, 2007 and December 31, 2006, respectively	6,080	5,060
Inventories	7,335	6,081
Prepaid expenses	951	1,296
Deferred tax asset	393	396

Total current assets	42,692	43,641

Property and equipment, net	2,352	2,389
Goodwill	9,161	8,853
Other intangibles, net	1,864	1,930
Other assets	159	150

Total assets	$56,228	$56,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,311	$818
Accrued expenses	3,562	4,528
Current portion of capital lease obligations	—	32

Total current liabilities	4,873	5,378

Deferred tax liabilities	833	833
Other long-term liabilities	26	53

Total liabilities	5,732	6,264

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,406,106 shares issued at June 30, 2007 and 15,332,526 shares issued at December 31, 2006	155	153
Additional paid-in capital	60,706	60,504
Accumulated deficit	(10,348)	(9,946)
Accumulated other comprehensive income	68	73
Treasury stock (14,068 shares at June 30, 2007 and December 31, 2006), at cost	(85)	(85)

Total stockholders’ equity	50,496	50,699

Total liabilities and stockholders’ equity	$56,228	$56,963

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$10,315	$8,760	$20,198	$17,331
Cost of sales	2,702	2,665	5,215	4,926

Gross profit	7,613	6,095	14,983	12,405

Operating expenses:
Sales and marketing	4,737	3,865	9,548	7,114
General and administrative	2,206	1,742	4,576	3,514
Research and development	1,118	985	2,272	1,781
Restructuring charges (credits)	(1)	147	5	178
Impairment charge	—	406	7	406

Total operating expenses	8,060	7,145	16,408	12,993

Loss from operations	(447)	(1,050)	(1,425)	(588)

Other income (expense):
Interest income (expense)	344	(54)	696	(100)
Other income	28	86	53	131

Total other income	372	32	749	31

Loss before income taxes	(75)	(1,018)	(676)	(557)
Provision (benefit) for income taxes	(302)	71	(274)	162

Net income (loss)	$227	$(1,089)	$(402)	$(719)

Net income (loss) per share of common stock:
Basic:	$0.01	$(0.14)	$(0.03)	$(0.11)

Diluted:	$0.01	$(0.14)	$(0.03)	$(0.11)

Weighted average shares outstanding	15,378	8,539	15,358	8,496

Diluted weighted average shares outstanding	15,760	8,539	15,358	8,496

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
Operating activities
Net loss	$(402)	$(719)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	684	674
Stock-based compensation	239	72
Amortization of marketable securities	(97)	—
Loss of sale of marketable securities	2	—
Impairment charges	7	406
Loss on disposal of property and equipment	5	5
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(947)	(631)
Inventories	(1,143)	(440)
Prepaid expenses and other assets	343	(76)
Accounts payable and other liabilities	(532)	473

Net cash used in operating activities	(1,841)	(236)

Investing activities
Purchase of property and equipment	(529)	(762)
Purchase of available-for-sale securities	(5,836)	—
Maturities of available-for-sale securities	5,867	—
Cash paid for business acquisition	(432)	—
Other assets	1	(175)

Net cash used in investing activities	(929)	(937)

Financing activities
Net proceeds from issuance of common stock	85	78
Proceeds from short-term debt	—	1,965
Principal payments of long-term debt	—	(216)
Principal payments on capital lease obligations	(32)	(46)
Expenses associated with equity transactions	(121)	(905)
Purchase of treasury stock	—	(74)
Other	—	17

Net cash provided by (used in) financing activities	(68)	819
Effect of exchange rate changes on cash and cash equivalents	(79)	203

Net decrease in cash and cash equivalents	(2,917)	(151)
Cash and cash equivalents at beginning of period	15,391	817

Cash and cash equivalents at end of period	$12,474	$666

Supplemental non-cash financing activities
Increase in redemption feature of common stock awards	$—	$215
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	84
Effect of adoption of SFAS No. 123R for redemption feature of common stock awards	—	6,474
Initial public offering costs included in accounts payable and accrued expenses	—	1,071
Cancellation of treasury stock	—	857

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2007

(unaudited)

1. Organization and Basis for Presentation

Description of Business

LeMaitre Vascular, Inc. (“LeMaitre Vascular” or the “Company”) and its subsidiaries develop, manufacture and market medical devices and implants used primarily in the field of vascular surgery. The Company operates in a single segment in which its principal product lines are thoracic stent grafts, abdominal stent grafts, endovascular accessories, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, balloon catheters, vein strippers, cholangiogram catheters and vascular access ports. The Company also distributes in ten European countries an abdominal stent graft manufactured by a third party.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation and income taxes are updated as appropriate. The results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006, including the notes thereto, included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, converted from LeMaitre Vascular KK in June 2007, LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, incorporated in June 2007, and LeMaitre Vascular Limited, dissolved in 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company’s consolidated financial statements.

3. Income Taxes

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

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and is or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. Within specific countries, the Company may be subject to audit by various tax authorities, operating within the country and may be subject to different statute of limitations expiration dates. As of June 30, 2007, the liability for unrecognized tax benefits was approximately $0.6 million for the matters described below of which $0.3 million was provided during the three months ended June 30, 2007. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months following the date of adoption of FIN 48, except with respect to matters which may be identified under audit (discussed below) which the Company cannot reasonably estimate. The Company remains subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company has also made an evaluation of the potential impact of state taxes being assessed by jurisdictions in which the Company does not believe that nexus exists. However the Company believes that it is more likely than not that taxing jurisdictions may adopt a position adverse to the Company and, accordingly, has recorded a liability of approximately $0.1 million as of June 30, 2007.

The Company was examined by the Internal Revenue Service (“IRS”) for the Company’s 2004 and 2005 income tax returns. The IRS proposed and management agreed to the final adjustment to the Company’s previously reported returns resulting in a payment of $0.4 million in April 2007, for which provision had been previously made as of December 31, 2006. In July 2007, the Company received notification from the German tax authorities of an audit of the Company’s 2004 through 2006 tax filings.

As of January 1, 2007, a summary of the tax years that remain subject to examination in the Company’s most significant tax jurisdictions are:

United States - Federal	2006 and forward
Germany	1998 and forward
Japan	2004 and forward

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense, which is consistent with that of prior years.

4. Inventories

Inventories are stated at the lower of cost or market value, determined on a first in, first out basis. Inventories consist of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$1,973	$2,368
Work-in-process	681	481
Finished products	4,681	3,232

	$7,335	$6,081

5. Acquisition

On April 25 2007, the Company acquired certain assets and assumed certain liabilities of Cardiovascular Innovations, LLC (“CVI”), a privately held medical device company located in Athens, Texas, for consideration of $0.4 million. CVI had marketed a hand-powered contrast injector for use in a variety of endovascular procedures. The consideration consisted of $400,000 in cash paid at the closing and 32,000 of acquisition-related transaction costs. The acquisition was determined to be a purchase of a business and the results of the operations from the acquired business have been included in the consolidated financial statements from the date of acquisition.

The purchase price allocation was recorded in the second quarter of 2007, and resulted in $308,000 of goodwill and $60,000 of other acquired intangible assets, primarily consisting of patents and customers relationships. The purchase price allocation is subject to adjustment as additional information with respect to certain intangibles is finalized. The purpose of the acquisition was to acquire the patents, regulatory approvals and customer relationships to allow the Company to enter the hand-powered contrast injector market. The Company believes that it can leverage its existing trade name and sales and marketing infrastructure to improve the revenue generating potential of the business. Furthermore, the Company believes its can take advantage of its manufacturing, finance and administration infrastructure to improve the financial results of the acquired business. These factors support the Company’s belief that CVI’s value is higher as a business acquired by the Company than as an independent business, and resulted in goodwill to be recognized in the transaction.

Based on the purchase price allocation, the purchase price was allocated as follows:

(in thousands)
Goodwill	$308
Patents	50
Customer relationships	10
Inventory	54
Accounts receivable	20
Accounts payable and accrued expenses	(10)

Total purchase price allocation	$432

Intangible asset attributable to patents and customer relationships are being amortized over their estimated useful lives over a weighted average useful life of 8.5 years.

6. Goodwill and other Intangibles

The balances of goodwill and intangibles are as follows:

	June 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Patents	$1,584	$(604)	$980	$1,534	$(520)	$1,014
Trademarks and technology license	891	(161)	730	898	(141)	757
Customer relationships	223	(69)	154	213	(54)	159

Gross intangibles	$2,698	$(834)	$1,864	$2,645	$(715)	$1,930

Goodwill	$9,161			$8,853

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

Other intangible assets primarily consist of patents, trademarks, technology licenses and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense, which is included in general and administrative expense, amounted to $118,000 and $120,000 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, amortization expenses amounted to $63,000 and $64,000, respectively.

Estimated amortization expense for the remainder of 2007 and each of the five succeeding fiscal years is as follows:

(in thousands)
2007	$125
2008	230
2009	229
2010	218
2011	198
2012	180

7. Financing Arrangements

The Company maintains a $5.5 million revolving line of credit with Brown Brothers Harriman & Co., which expires on February 8, 2008 with interest at the bank’s base rate or LIBOR plus 300 basis points, at the Company’s discretion. The Company’s revolving line of credit is collateralized by substantially all of the assets of the Company. To maintain an outstanding balance, the Company is required to meet certain financial and operating covenants. As of June 30, 2007 and December 31, 2006, the Company did not have an outstanding balance under this facility and was not in compliance with certain of these covenants.

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Compensation and related taxes	$2,319	$2,270
Income and other taxes	151	963
Professional fees	253	439
Other	839	856

	$3,562	$4,528

9. Restructuring Charges

The Company closed its Arizona manufacturing operations in 2006, and as a result, incurred severance and other costs. These costs amounted to $5,000 for the six months ended June 30, 2007. The Company estimates any additional exit activity cost to be less than $0.1 million.

Activity related to restructuring costs is as follows:

(in thousands)
Balance at January 1, 2007	$46
Plus:
Current period restructuring costs	5
Less:
Payment of employee severance costs	(34)

Balance at June 30, 2007	$17

10. Impairment of Long-Lived Assets

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

During the second quarter of 2006, the Company determined that an impairment charge of $0.4 million was required based upon the analysis of unfavorable preliminary data from its U.S. clinical study of the Expedial Vascular Access Graft. As a result of the Company’s review of the primarily clinical data, the Company decided to forego further enrollment in the clinical study and cease the production and sales of this device. The Company determined that the future cash flows from the related patents and equipment were less than their carrying value. Fair value was determined by prices of similar products. Consequently, impairment charges to reduce the carrying value of these assets to fair value and related inventory to net realizable value totaled $0.7 million of which $0.3 million related to the impairment of other intangible assets relating to the Expedial Vascular Access Graft product line patents, approximately $64,000 related to the write-down of related production equipment and $0.3 million related to inventory write-offs charged against cost of sales.

11. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$227	$(1,089)	$(402)	$(719)
Unrealized loss on available-for-sales securities	(44)	—	(23)	—
Foreign currency translation adjustment	(27)	21	18	35

Total comprehensive income (loss)	$156	$(1,068)	$(407)	$(684)

12. Commitments and Contingencies

The Company conducts certain of its operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, the Company leases automobiles and capital equipment under operating leases. The minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for the remainder of 2007 and each of the following fiscal years are as follows:

(in thousands)
2007	$475
2008	826
2009	417
2010	120
2011	27
2012	25

$1,890

13. Segment and Enterprise-Wide Disclosures

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

14. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of its share-based awards on a straight-line basis over the vesting period of the award. The Company adopted SFAS No. 123R under the prospective-transition method, as required by the standard, using a Black-Scholes model to value stock options. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on January 1, 2006. No stock grants occurred during the six months ended June 30, 2007. The weighted-average fair value per share of restricted stock units granted amounted to $6.08 per share for the six months ended June 30, 2007, which was the fair value of the Company’s common stock as of the grant date.

The Company has never declared cash dividends and does not expect to do so in the foreseeable future.

The amount of cash received from the exercise of stock options for the six months ended June 30, 2007 was $85,000. There was no tax benefit resulting from the exercise of stock options during the period.

In periods in which the Company grants stock options, fair value assumptions are based on volatility, interest and expected term over which the options will be outstanding. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The computation of expected option term is based on an average of the vesting term and the maximum contractual life of the Company’s stock options and restricted stock units. Computation of expected forfeitures is based on historical forfeiture rates of the Company’s stock options and restricted stock units. Share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting.

The Company expects to recognize the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding of $1.3 million at June 30, 2007 over a weighted-average period of three years.

15. Net Income (Loss) Per Share

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

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under EITF 03-6, the Company had determined that its Series A convertible preferred stock (“Series A preferred stock”) and, upon the adoption of SFAS 123R, that certain options and shares of common stock (“common stock awards”) subject to a repurchase feature at other than fair value were participating securities. The Company’s Series A preferred stock provided for a dividend in the event of the Company’s liquidation or in the event a dividend was declared on the Company’s common stock. Effective January 1, 2006, common stock awards subject to repurchase were allocated to net income based on the change in the repurchase value during each reporting period. The remaining income (loss) was then allocated to preferred and common stockholders, pro rata, based on ownership interests since the preferred stock participates in dividends on the same basis in which the preferred shares convert to common stock. Net losses were not allocated to participating securities. For the three and six months ended June 30, 2006 presented, the application of the two-class method was more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options and restricted units using the treasury method, unless anti-dilutive.

In connection with the Company’s initial public offering in October 2006, all outstanding shares of Series A preferred stock were automatically converted into shares of common stock and the repurchase feature of common stock terminated. Accordingly, effective January 1, 2007, the two class method no longer applies.

Net income (loss) per share is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) as reported	$227	$(1,089)	$(402)	$(719)

Allocation of net income (loss):
Basic:
Redemption value of common stock awards	—	96	—	215

Net income applicable to participating stockholders	—	96	—	215
Net income (loss) applicable to common stockholders	227	(1,185)	(402)	(934)

Net income (loss)	$227	$(1,089)	$(402)	$(719)

Diluted:
Redemption value of common stock awards	—	96	—	215

Net income applicable to participating stockholders	—	96	—	215
Net income (loss) applicable to common stockholders	227	(1,185)	(402)	(934)

Net income (loss)	$227	$(1,089)	$(402)	$(719)

Denominator:
Weighted-average shares of common stock outstanding	15,378	8,539	15,358	8,496
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	382	—	—	—

Shares used in computing diluted net income (loss) per common share, if dilutive	15,760	8,539	15,358	8,496

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net income (loss) available for common stockholders	$227	$(1,185)	$(402)	$(934)
Weighted average shares outstanding	15,378	8,539	15,358	8,496

Net income (loss) per share	$0.01	$(0.14)	$(0.03)	$(0.11)

Diluted:
Net loss available for common stockholders	$227	(1,185)	$(402)	$(934)
Weighted-average shares of common stock	15,760	8,539	15,358	8,496

Net income (loss) per share	$0.01	$(0.14)	$(0.03)	$(0.11)

For the three months and six months ended June 30, 2006, diluted net loss excluded 642,667 and 623,474, respectively, of common stock equivalents, as the effect of including those shares would have been anti-dilutive. Basic and diluted net income per share of the common stock awards that were subject to redemption features in 2006, amounted to $0.35 for the three month and six month period.

For the three months and six months ended June 30, 2007, diluted net loss excluded 792,005 and 1,212,648, respectively, of common stock equivalents, as the effect of including those shares would have been anti-dilutive.

16. Stockholders’ Equity

Undesignated Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued or outstanding as of June 30, 2007 and December 31, 2006.

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

A summary of the Company’s stock option activity for all plans and related information is as follows for the six months ended June 30, 2007:

	Number of shares	Option Prices			Weighted-average exercise price	Aggregate intrinsic value	Weighted-average contractual term
Balance outstanding at December 31, 2006	1,586,770	$0.10	-	$12.37	$6.03
Granted	—				—
Exercised	(83,580)	$0.10	-	$2.36	1.01
Forfeited	(33,811)	$5.95	-	$11.78	9.11

Balance outstanding at June 30, 2007	1,469,379	$0.10	-	$12.37	$6.24	$2,790,927	4.5

Options exercisable at June 30, 2007	993,177	$0.10	-	$12.37	$4.40	$2,787,106	3.2

Awards available to grant at June 30, 2007	606,275

Restricted Stock Award Units (RSUs)

The Company also issues RSUs as an additional form of equity compensation to its employees, officers and directors, pursuant to the Company’s stockholder-approved 2006 Plan. RSUs entitle the grantee to an issuance of stock at no cost. RSUs generally vest over a period of time determined by the Company’s Board of Directors at the time of grant. Unvested RSUs are forfeited and cancelled as of the date that employment terminates. RSUs are settled in shares of the Company’s common stock upon vesting.

A summary of the Company’s RSU activity for all plans and related information is as follows for the six months ended June 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested awards at December 31, 2006	133,000	$6.07
Granted	61,910	6.08
Vested	—	—
Forfeited	(6,462)	6.10

Nonvested awards at June 30, 2007	188,448	$6.07

As of June 30, 2007, there was unrecognized compensation cost related to RSUs totaling $0.8 million, net of estimated forfeitures, which the Company will recognize over a weighted-average period of 3.3 years. The Company may withhold common stock upon its employees’ vesting in RSUs in order to provide proceeds to cover minimum tax withholding liability as a result of the RSUs having vested.

On July 18, 2007, the Company granted 115,344 RSUs issued at grant day fair value of $6.10 for a total of $0.7 million unrecognized compensation cost, net of forfeitures, which will be recognized over a 5 year weighted average period.

Employee Stock Purchase Plan

In May 2006, the Board of Directors and stockholders approved the 2006 Employee Stock Purchase Plan (“ESPP”), which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 250,000 shares of common stock for the ESPP. At June 30, 2007, there were no shares issued.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace;

•	the ability to develop and then successfully market new and enhanced products;

•	the ability to identify, complete and successfully integrate the acquisition of new business or product lines;

•	a highly competitive market for medical devices;

•	the effect of a disaster at our manufacturing facility;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our inability to obtain adequate profit margins;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property rights of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors” our other reports that we file with the SEC and information included elsewhere in this report under the heading “Part II – Item 1A. Risk Factors”.

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

LeMaitre, Pruitt-Inahara, EndoFit, VascuTape, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Reddick, Expedial, OptiLock, InvisiGrip, Pruitt, AnastoClip and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and UniFit , LeverEdge, TT and F3 are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our eleven current product lines exceeds $500 million and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion and is growing at 8% per year. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture all of our product lines in our Burlington, Massachusetts headquarters, other than the LeverEdge Contrast Injector, which we acquired in April 2007, the manufacturing for which is currently outsourced.

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

We believe that the purchasing volume of the vascular surgeon will increase and that the changing product needs of the vascular surgeon present us with attractive opportunities to sell new devices. As a result, we have sought out and acquired new products and businesses that address these needs, such as our acquisition of the LeverEdge Contrast Injector in April 2007, and our signing of a three year distribution agreement as the exclusive distributor of the Powerlink System in ten European countries commencing January 1, 2007.

In April 2007, we acquired the business, operations and substantially all of the assets of Cardiovascular Innovations, LLC, which marketed a hand-powered contrast injector, called the LeverEdge Contrast Injector, for use in a variety of endovascular procedures, increasing the total number of our product lines from ten to eleven. We currently offer these eleven product lines across three product categories. In addition, effective January 1, 2007, we became the exclusive distributor for the Powerlink System, an abdominal stent graft, in ten European countries, including but not limited to Germany, France and the United Kingdom. We believe that this product complements our EndoFit Thoracic Stent Graft and UniFit Abdominal Stent Graft product lines, allowing our growing European sales force to offer a complete range of stent grafts for the entire aorta. Below is listing of our products lines and product categories.

•

Our Endovascular & Dialysis Access product category includes our EndoFit Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, and the LeverEdge Contrast Injector, acquired in April 2007. We also report the results of our distribution of the Powerlink System within this product category.

•	Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara and Pruitt F3 Carotid Shunts, InvisiGrip Vein Stripper, and LeMaitre Balloon Catheters.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and OptiLock Implantable Port.

We evaluate the sales performance of our various product lines utilizing criteria that varies based upon the position of each product line in its expected life cycle. For established products, such as our Pruitt-Inahara Carotid Shunt product line, we typically review unit sales and selling prices. For faster growing products, we typically also focus upon new account generation and customer retention.

Our business opportunities include the following:

•	the continued expansion of our sales force in the United States, Canada, Europe and Japan;

•	the addition of complementary products through further acquisitions;

•	updating of existing products and introduction of new products through research and development; and

•	the introduction of our products in new markets upon obtainment of regulatory approvals in these markets.

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

We sell our products primarily through a direct sales force. As of June 30, 2007, our sales force comprised of 48 sales representatives in the United States, Canada, the European Union and Japan; our sale force comprised of 37 sales representatives as of June 30, 2006. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have a sales office located in Tokyo, Japan. For the six months ended June 30, 2007, approximately 88% of our net sales were generated through in markets which we employ direct sales representatives.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2007 to the Three and Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography and the change between the specified periods expressed as a percent increase or decrease:

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
	2007	2006		2007	2006
Net sales	$10,315	$8,760	18%	$20,198	$17,331	17%
Cost of sales	2,702	2,665	1%	5,215	4,926	6%

Gross profit	7,613	6,095	25%	14,983	12,405	21%

Operating expenses:
Sales and marketing	4,737	3,865	23%	9,548	7,114	34%
General and administrative	2,206	1,742	27%	4,576	3,514	30%
Research and development	1,118	985	14%	2,272	1,781	28%
Restructuring charges (credit)	(1)	147	NM	5	178	-97%
Impairment charge	—	406	NM	7	406	-98%

Loss from operations	(447)	(1,050)	-57%	(1,425)	(588)	142%

Other income (expense):
Interest income (expense)	344	(54)	NM	696	(100)	NM
Other income	28	86	-67%	53	131	-60%

Loss before income taxes	(75)	(1,018)	-93%	(676)	(557)	21%
Provision (benefit) for income taxes	(302)	71	NM	(274)	162	NM

Net income (loss)	$227	$(1,089)	NM	$(402)	$(719)	-44%

Net Sales by Product Category:
Endovascular & Dialysis Access	$3,672	$2,522	46%	$7,045	$4,849	45%
Vascular	5,660	5,222	8%	11,234	10,494	7%
General Surgery	983	1,016	-3%	1,919	1,988	-3%

	$10,315	$8,760	18%	$20,198	$17,331	17%

Net Sales by Geography:
United States and Canada	$6,074	$5,595	9%	$11,996	$11,118	8%
Outside the United States and Canada	4,241	3,165	34%	8,202	6,213	32%

	$10,315	$8,760	18%	$20,198	$17,331	17%

NM means percent not meaningful

Net sales. For the three and six months ended June 30, 2007, net sales increased 18% and 17%, respectively, compared to the same periods in the previous year. Sales in our endovascular and dialysis access product category increased by 46% and 45%, respectively, and sales in vascular product category increased 8% and 7%, respectively, over the same periods in the previous year. Increases were driven in part by the continued acceleration of the endovascular procedure market, productivity gains from recently hired sales representatives, direct marketing efforts, and the distribution of the Powerlink stent graft in Europe, which commenced on January 1, 2007. Direct to hospital net sales increased slightly to 88% of total sales from 87%, for the three and six months ended June 30 2007 compared to the same periods in the previous year.

Net sales by geography. For the three and six months ended June 30, 2007, net sales in the United States and Canada increased 9% and 8%, respectively, compared to the same periods in the previous year. Net sales for the three and six months ended June 30, 2007 outside of the US and Canada increased 34% and 32%, respectively, over the same periods in the previous year. This increase outside the U.S. and Canada was attributable to growth of our endovascular and dialysis access product category, which includes the commencement of our distribution of the Powerlink stent graft in Europe on January 1, 2007. Direct to hospital net sales represented 71% of the total net sales outside the United States and Canada for three and six months ended June 30, 2007, compared to 66% and 63% for the three and six months ended June 30, 2006.

Gross profit. For the three and six months ended June 30, 2007 gross profit increased 25% and 21%, respectively, compared to the same periods in the previous year. The gross profit percentage increased to 73.8% from 69.6% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased to 74.2% from 71.6% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This gross profit increase was driven primarily by higher average selling prices across nearly all product categories as well as cost savings resulting from the consolidation of manufacturing operations to our Burlington, Massachusetts facility in 2004, 2005 and 2006. Further, gross profit for the three and six month periods ended June 30, 2006 were negatively impacted by a $0.3 million inventory write-down related to our decision to cease the production and sales of our Expedial Vascular Access Graft product line during the second quarter of 2006.

Sales and marketing. For the three and six months ended June 30, 2007, sales and marketing expenses increased 23% and 34%, respectively, compared to the same periods in the previous year. These increases were primarily driven by compensation benefits and travel expense associated with the addition of sales professionals. At the end of June 30, 2007, we employed 48 sales representatives worldwide, as compared to 37 at the end of June 3 2006. Contributing to the increase also, were higher expenses in marketing and advertising costs for direct mail, medical journal advertising and trade shows.

General and administrative. For the three and six months ended June 30, 2007, general and administrative expense increased 27% and 30%, respectively, compared to the same periods in the previous year. These increases were primarily driven by the higher costs associated with being a public company, including increased finance and legal staff, professional fees and increased insurance expense.

Research and development. For the three and six months ended June 30, 2007, research and development expense increased 14% and 28%, respectively, compared to the same periods in the previous year. These increases were primarily driven by the hiring of R&D engineers and related product development expenses with our endovascular and dialysis access product lines.

Restructuring. Restructuring expenses decreased due to the exit activity costs relating to the relocation of our Phoenix, Arizona manufacturing operations, which was completed during 2006.

Impairment. Impairment charges resulted from the write down of certain patents and production equipment in connection with our decision to cease production and sales of the Expedial Vascular Access Graft product line during the second quarter of 2006.

Other income (expense). We have invested the proceeds of the October 2006 initial public offering of our common stock in short-term, investment-grade, interest-bearing securities. As a result, we generated interest income for the three and six months ended June 30, 2007. For the three and six months ends June 30, 2006, we had an outstanding bank debt and revolving line of credit resulting in interest expense during those periods. During the fourth quarter of 2006, we used a portion of the initial public offering proceeds to eliminate our debt balance resulting in the reduction of interest expense.

Income tax expense. Income tax benefit for the three and six month period ended June 30, 2007 was a result of many factors, including the effect of a $0.5 million tax benefit related to the reorganization in June 2007 of our Japanese subsidiary for which a loss carry back is expected to be realized during the year, partially offset by the effects of permanent and other tax items related to uncertain international tax positions and the provision for deferred tax liabilities related to the amortization of goodwill for U.S. tax reporting purposes that may not be used to reduce existing deferred tax assets. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis. The Company expects to recognize tax provisions during the second half of the year based on the mix of currently forecasted operating results.

Liquidity and Capital Resources

We require cash to pay our operating expenses, and make capital expenditures. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In October 2006, we completed the initial public offering of our common stock at a price to the public of $7.00 per share. We sold 5,500,000 shares of our common stock. We received aggregate net proceeds of approximately $35.8 million, after deducting underwriting discounts and commission of approximately $2.7 million. We incurred approximately $3.0 million for additional expenses associated with our initial public offering.

Of the $35.8 million of net proceeds we received in our initial public offering, through June 30, 2007, we have spent $7.9 million, including approximately $3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $1.2 million for payment of expenses related to our initial public offering, $0.4 million for the acquisition of the LeverEdge Contrast Injector and $2.4 million for working capital purposes.

At June 30, 2007, our cash and cash equivalents and marketable securities were $27.9 million as compared to $30.8 million at December 31, 2006. We expect our cash balances to decrease as we continue to use cash to fund our operations and make acquisitions.

We maintain a $5.5 million revolving line of credit with Brown Brothers Harriman & Co as of June 30, 2007, which expires on February 8, 2008. The revolving line of credit is collateralized by substantially all of our assets. In addition, we would be required to meet certain financial and operating covenants including restrictions on incurring additional debt, and any borrowings under the loan would incur interest at the bank’s base rate or LIBOR plus 300 basis points, at our discretion. As of June 30, 2007 and December 31, 2006, the Company did not have an outstanding balance under this facility and was not in compliance with certain of these covenants.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1.9 million for the six months ended June 30, 2007. There was a $1.1 million increase in inventory primarily due to the commencement of our Endologix distribution agreement and higher levels of inventory needed to support our sales growth. Higher accounts receivable of $0.9 million was due to our sales growth during the six months ended June 30, 2007. Lower levels in accounts payable and other liabilities of $0.5 million were primarily due to annual accruals paid in January 2007.

Net cash used in operating activities was $0.2 million in the six months ended June 30, 2006 primarily due to a net loss of $0.7 million, offset by non-cash charges for depreciation, amortization and impairment of $1.1 million, and due to increased levels of accounts receivable and inventory of $1.1 million, partially offset by increases in accounts payable and other liabilities of $0.5 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.9 million for the six months ended June 30, 2007. Primary uses of cash investing activities were purchases of property and equipment of $0.5 million and the acquisition of Cardiovascular Innovations, LLC for $0.4 million.

Net cash used in investing activities was $0.9 million in the six months ended June 30, 2006 reflecting $0.8 million for capital expenditures primarily to support consolidation of our manufacturing facilities.

Net Cash Provided by (Used in) Financing Activities. Net cash used by financing activities was less than $0.1 million for the six months ended June 30, 2007. Additional expenses associated with our initial public offering were largely offset by cash derived from the exercise of stock options.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2006, primarily from $2.0 million of short-term borrowing, offset by $0.9 million of cash paid in connection with our initial public offering.

We expect to continue to operate with a net operating loss due to the investments required by the execution of our growth strategies and as well as the expense of being a public company. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash and cash equivalents and marketable securities. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the number and timing of acquisitions and other strategic transactions.

We believe that our current cash and cash equivalents and marketable securities, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.

Contractual Obligations. Our principal contractual obligations consist of purchase commitments, operating leases and capital leases. The following table summarizes our commitments to settle contractual obligations as of June 30, 2007:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years
Contractual obligations
Operating leases	$1,890	$889	$963	$38
FIN48 unrecognized tax benefits	609	609

	$2,499	$1,498	$963	$38

The commitments under our operating leases shown above consist primarily of lease payments for our two Burlington, Massachusetts facilities, which were extended, and expire in 2009, our Sulzbach, Germany office, expiring in 2010, and our Tokyo, Japan office, which was extended and expires in 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2007.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use customer purchase orders or contracts to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We account for product returns in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, providing for returns based on our historical return product history.

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

Valuation of Goodwill, Other Intangibles

When we acquire another company, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the carrying value of our goodwill annually in our fourth quarter based on a single reporting unit. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of our goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, we allocate the fair value of all of the assets and liabilities of the Company, since we operate as a single reporting unit, (including any unrecognized intangible assets) as if the single reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the single reporting unit were the price paid to acquire the single reporting unit. The excess of this fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single unit and therefore that fair value is based on the our market capitalization. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our combined consolidated balance sheets and the judgment required in determining fair value amounts. We have determined that no impairment charges were required during the three and six months ended June 30, 2007.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our combined consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income available or expected to be available during the carry over period and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations.

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

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company’s consolidated financial statements.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, could adversely affect our financial results. For the three and six months ended June 30, 2007, approximately 41% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the quarter and the year end are denominated in the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We recorded a $34,000 and $63,000 foreign currency gain for the three and six months ended June 30, 2007, respectively, related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at June 30, 2007 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 15 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of June 30, 2007 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control over Financial Reporting

We were not required to include in our Annual Report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not party to any material pending or threatened litigation.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 30, 2007, we describe risk factors related to LeMaitre Vascular. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

We may experience significant fluctuations in our quarterly results and we project that we will not maintain our recent profitability.

As of June 30, 2007, we had an accumulated deficit of approximately $10.3 million. While we reported positive net income in the three months ended June 30, 2007, we had a net loss for the six months ended June 30, 2007, and we expect losses to continue during the remainder 2007 and we anticipate that losses will occur beyond 2007. We intend to continue to increase operating expenses in 2007 in areas such as research and development and sales and marketing, which we project, will result in a net loss for 2007. Also, fluctuations in our quarterly and annual results of operations have resulted and will continue to result from numerous factors, including:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace;

•	a highly competitive market for medical devices;

•	the ability to develop and then successfully market new and enhanced products;

•	the ability to identify, complete and successfully integrate the acquisition of new business or product lines;

•	the effect of a disaster at our manufacturing facility;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our inability to obtain adequate profit margins;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property rights of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations; and

•	loss of key personnel.

These factors, some of which are not within our control, may cause the price of our common stock to fluctuate substantially. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results are not always meaningful and should not be relied upon as an indication of our future performance.

In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our sales and marketing, manufacturing and product development activities. We estimate that our continued expansion efforts and higher expenses will offset the effect of increased revenues and will lead to a net loss in 2007, which may result in a decline in the market price for our common stock.

Recent corruption scandals within the Chinese State Food and Drug Administration may delay or defeat our efforts to obtain regulatory approval for our products in China.

Although we currently do not market any of our products in China, we are currently conducting a clinical study to obtain approval from the Chinese State Food and Drug Administration, or SFDA, to market our EndoFit Thoracic Stent Graft in China. We completed enrollment of the planned 30 patients in the study in November 2006 and there is a six-month follow-up period for each patient implanted with the device. On July 9, 2007, the former head of the SFDA was executed following his conviction by the Chinese government for accepting bribes. Other senior administration officials have been charged and convicted of similar crimes. We understand from our advisors that these scandals within the SFDA have resulted in a slower, less predictable and more uncertain product medical device approval process. Accordingly, we cannot assure that you that we will obtain SFDA approval for our EndoFit device or our other products in a timely manner or at all. If we do not obtain SFDA approval with respect to our products, we will not be able to sell our products and our future growth will be hampered.

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

In February 2006, we received an audit notification from the Internal Revenue Service (IRS) relating to our 2004 and 2005 federal tax returns. In April 2007, we paid the IRS $0.4 million resulting from adjustments to our 2004 and 2005 tax returns. In July 2007, we received an audit notification from the German tax authorities of an audit relating to our 2004 through 2006 German tax filings.

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

We employ a variety of strategies from time to time with respect to our international operations. There can be no assurance that these strategies will be accepted by the relevant taxing authorities. For example, we recently reorganized the corporate form of our Japanese subsidiary. In connection with this reorganization, the Company expects to file for a U.S. federal income tax carry back claim of approximately $0.5 million. Although it is more likely than not that this carry back claim will be upheld, there can be no assurance that the IRS will agree with our position. If we are unsuccessful in realizing the carry back claim, our net income will be negatively affected

As of June 30, 2007, the liability for unrecognized tax benefits was approximately $0.6 million in our financial statements in connection with uncertain tax positions. The assessment of additional taxes, interest and penalties as a result of audits, litigation or otherwise, could be materially adverse to our current and future results of operations and financial condition.

Even after receiving regulatory clearance or approval, our products may be subject to product recalls, which may harm our reputation and divert managerial and financial resources.

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if the governmental entity finds that our products would cause serious adverse health consequences or death. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. For example, in 2005 we initiated three voluntary recalls. Two of these recalls related to packaging flaws that compromised the sterility of the products, and the third recall arose from a labeling error. In 2007, we initiated a voluntary recall relating to finished goods inventory that we had acquired in connection with our acquisition of the LeverEdge Contrast Injector in April 2007. The recall related to a packaging flaw that compromised the sterility of the product. Any future recall of our products may harm our reputation with customers and divert managerial and financial resources.

If we fail to convert additional countries from distributor sales to direct sales, our results of operations could suffer.

We intend to convert selected countries from distributor sales to direct sales, which could result in disruptions in our sales. This transition may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense since we would be required to collect customer payments directly rather than through a distributor. Also, our distribution agreements are typically exclusive with terms of up to three years. These agreements may temporarily constrain our ability to convert certain countries from a distributor to a direct sales model. Alternatively, the early termination of a distribution agreement may require the payment of substantial compensation to the distributor. Further, even where the payment of compensation is not required by contract of local law, it may be prudent in order to assure a successful market transition. The absence of cooperation by the distributor may result in the sudden erosion of our customer base, which could materially harm our ability to sell our product in that country. If we elect to cooperate with the distributor, the distributor may required us to repurchase inventory that we had previously sold to the distributor, in which event we may need to make a corresponding negative adjustment to net sales. As a result, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in this transition could negatively affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

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

We received aggregate net proceeds of approximately $35.8 million after deducting underwriting discounts and commissions of $2.7 million. As of June 30, 2007, we incurred approximately $3.0 million for additional expenses associated with the initial public offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

Of the $35.8 million of net proceeds we received in our initial public offering, through June 30, 2007, we have spent $7.9 million, including approximately $3.9 million to pay down all outstanding indebtedness under two terms loans and a revolving line of credit, $1.2 million for payment of expenses related to our initial public offering, $0.4 million for the acquisition of the LeverEdge Contrast Injector and $2.4 million for working capital purposes. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

On June 6, 2007, the Company held its annual meeting of stockholders and voted on two proposals

1. A proposal to elect three directors to hold office until the Company’s 2010 annual meeting was approved as follows:

	FOR	WITHHOLD
George W. LeMaitre	11,737,649	63,050
David B. Roberts	11,723,621	77,078
Michael C. Jackson	11,737,899	62,800

Additionally, George D. LeMaitre, Cornelia W. LeMaitre, Lawrence S. Jasinski, Duane M. DeSisto, David N. Gill and Guido J. Neels continued as directors after the annual meeting. Mr. Neels resigned as a director of the Company on August 8, 2007.

2. A proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the 2007 fiscal year was approved as follows:

FOR	AGAINST	ABSTAIN
11,641,773	152,400	12,526

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2007.

LEMAITRE VASCULAR

/s/ George W. LeMaitre
George W. LeMaitre,
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350