Form 10-Q
period 2007-09-30
LEMAITRE VASCULAR INC
filed 2007-11-13
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant had 15,461,886 shares of common stock, $.01 par value per share, outstanding as of November 12, 2007

LEMAITRE VASCULAR, INC.

FORM 10-Q

Part I. Financial Information

Item 1—Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,752	$15,391
Marketable securities	17,885	15,417
Accounts receivable, net of allowances of $166 and $102 at September 30, 2007 and December 31, 2006, respectively	6,221	5,060
Inventories	8,146	6,081
Prepaid expenses	705	1,296
Deferred tax asset	391	396

Total current assets	41,100	43,641

Property and equipment, net	2,435	2,389
Goodwill	11,096	8,853
Other intangibles, net	2,302	1,930
Other assets	162	150

Total assets	$57,095	$56,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,349	$818
Accrued expenses	5,391	4,528
Current portion of capital lease obligations	—	32

Total current liabilities	6,740	5,378

Deferred tax liabilities	833	833
Other long-term liabilities	17	53

Total liabilities	7,590	6,264

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,471,903 shares issued at September 30, 2007 and 15,332,526 shares issued at December 31, 2006	155	153
Additional paid-in capital	61,014	60,504
Accumulated deficit	(11,702)	(9,946)
Accumulated other comprehensive income	123	73
Treasury stock (14,068 shares at September 30, 2007 and December 31, 2006), at cost	(85)	(85)

Total stockholders’ equity	49,505	50,699

Total liabilities and stockholders’ equity	$57,095	$56,963

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Net sales	$10,144	$8,540	$30,342	$25,871
Cost of sales	2,563	2,279	7,778	7,205

Gross profit	7,581	6,261	22,564	18,666

Operating expenses:
Sales and marketing	4,583	3,525	14,131	10,639
General and administrative	2,341	1,536	6,917	5,050
Research and development	1,144	805	3,416	2,586
Distributor termination costs	1,054	—	1,054	—
Restructuring charges	—	53	5	231
Impairment charge	—	—	7	406

Total operating expenses	9,122	5,919	25,530	18,912

Income (loss) from operations	(1,541)	342	(2,966)	(246)

Other income (expense):
Interest income (expense)	359	(175)	1,054	(275)
Other income	221	21	275	152

Total other income (expense)	580	(154)	1,329	(123)

Income (loss) before income taxes	(961)	188	(1,637)	(369)

Provision (benefit) for income taxes	393	(33)	119	129

Net income (loss)	$(1,354)	$221	$(1,756)	$(498)

Net income (loss) per share of common stock:
Basic:	$(0.09)	$0.01	$(0.11)	$(0.09)

Diluted:	$(0.09)	$0.01	$(0.11)	$(0.09)

Weighted average shares outstanding	15,410	8,497	15,376	8,497

Diluted weighted average shares outstanding	15,410	8,904	15,376	8,497

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30
	2007	2006
Operating activities
Net loss	$(1,756)	$(498)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	990	985
Stock-based compensation	406	151
Amortization of marketable securities	(189)	—
Loss of sale of marketable securities	2	—
Impairment charges	7	406
Loss on disposal of property and equipment	5	35
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(857)	(492)
Inventories	(1,328)	(778)
Prepaid expenses and other assets	604	(148)
Accounts payable and other liabilities	760	(155)

Net cash used in operating activities	(1,356)	(494)

Investing activities
Purchase of property and equipment	(826)	(737)
Purchase of available-for-sale securities	(9,874)	—
Maturities of available-for-sale securities	7,603	—
Cash paid for business acquisition	(2,936)	—
Other assets	(61)	119

Net cash used in investing activities	(6,094)	(618)

Financing activities
Net proceeds from issuance of common stock	—	21
Proceeds from sales of common stock under the employee stock purchase plan	72	—
Proceeds from exercise of common stock options	153	—
Proceeds under the revolving line of credit	—	365
Proceeds from short-term debt	—	2,500
Principal payments of long-term debt	—	(324)
Principal payments on capital lease obligations	(32)	(70)
Expenses associated with equity transactions	(121)	(1,587)
Purchase of treasury stock	—	(74)
Other	—	(13)

Net cash provided by financing activities	72	818
Effect of exchange rate changes on cash and cash equivalents	(261)	(70)

Net decrease in cash and cash equivalents	(7,639)	(364)
Cash and cash equivalents at beginning of period	15,391	817

Cash and cash equivalents at end of period	$7,752	$453

Supplemental non-cash financing activities
Increase in redemption feature of common stock awards	$—	$295
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	84
Effect of adoption of SFAS No. 123R for redemption feature of common stock awards	—	6,769
Initial public offering costs included in accounts payable and accrued expenses	—	532
Cancellation of treasury stock	—	857

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2007

(unaudited)

1. Organization and Basis for Presentation

Description of Business

LeMaitre Vascular, Inc. (“LeMaitre Vascular” or the “Company”) and its subsidiaries develop, manufacture and market medical devices and implants used primarily in the field of vascular surgery. The Company operates in a single segment in which its principal product lines are thoracic stent grafts, abdominal stent grafts, the LeverEdge contrast injector, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, remote endarterectomy devices, the aSpire covered stent, balloon catheters, vein strippers, cholangiogram catheters and vascular access ports. The Company also distributes in ten European countries an abdominal stent graft manufactured by a third party.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation and income taxes are updated as appropriate. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006, including the notes thereto, included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK (converted from LeMaitre Vascular KK in June 2007), LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS (incorporated in June 2007), and LeMaitre Vascular Limited (dissolved in 2006). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS No. 157 may have on its consolidated results and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption will have on its consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, including the Company's fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have an impact on the Company's consolidated financial statements.

3. Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

The Company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and is or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions and other matters. Within specific countries, the Company may be subject to audit by various tax authorities operating within the country, and may be subject to different statutes of limitation expiration dates. As of September 30, 2007, the liability for unrecognized tax benefits was approximately $0.6 million for the matters described below, of which $0.3 million was provided during the nine months ended September 30, 2007. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months following the date of adoption of FIN 48, except with respect to matters that may be identified under audit (discussed below), which the Company cannot reasonably estimate. The Company remains subject to examination until the statute of limitations expires for each respective tax jurisdiction.

The Company has also made an evaluation of the potential impact of state taxes being assessed by jurisdictions in which the Company does not believe that nexus exists. However, the Company believes that it is more likely than not that taxing jurisdictions may adopt a position adverse to the Company and, accordingly, has recorded a liability of approximately $0.1 million as of September 30, 2007.

The Company was examined by the Internal Revenue Service (“IRS”) for the Company’s 2004 and 2005 income tax returns. The IRS proposed, and the Company agreed to, a final adjustment to the previously reported returns resulting in a payment of $0.4 million in April 2007, for which provision had been previously made as of December 31, 2006. In July 2007, the Company received notification from the German tax authorities of an audit of the Company’s 2004, 2005 and 2006 tax filings. The Company continues to provide information relating to this audit and has not received or agreed upon any final adjustments from the German tax authorities.

As of January 1, 2007, a summary of the tax years that remain subject to examination in the Company’s most significant tax jurisdictions are:

United States - Federal	2006 and forward
Germany	1998 and forward
Japan	2004 and forward

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense, which is consistent with that of prior years.

4. Inventories

Inventories are stated at the lower of cost or market value, determined on a first-in, first-out basis. Inventories consist of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials	$2,174	$2,368
Work-in-process	752	481
Finished products	5,220	3,232

	$8,146	$6,081

5. Acquisition

Cardiovascular Innovations, LLC

On April 25, 2007, the Company acquired certain assets and assumed certain liabilities of Cardiovascular Innovations, LLC (“CVI”), a privately held medical device company located in Athens, Texas, for consideration of $0.4 million. CVI had marketed a hand-powered contrast injector for use in a variety of endovascular procedures. The consideration consisted of $400,000 in cash paid at the closing and $32,000 of acquisition-related transaction costs. The acquisition was determined to be a purchase of a business, and the results of the operations from the acquired business have been included in the consolidated financial statements from the date of acquisition.

The purchase price allocation was recorded in the second quarter of 2007, and resulted in $302,000 of goodwill and $60,000 of other acquired intangible assets, primarily consisting of patents and customer relationships. The purchase price allocation is subject to adjustment as additional information with respect to certain intangibles is finalized. The purpose of the acquisition was to acquire the patents, regulatory approvals and customer relationships to allow the Company to enter the hand-powered contrast injector market. The Company believes that it can leverage its existing trade name and sales and marketing infrastructure to improve the revenue-generating potential of the business. Furthermore, the Company believes it can take advantage of its manufacturing, finance and administration infrastructure to improve the financial results of the acquired business. These factors support the Company’s belief that CVI’s value is higher as a business acquired by the Company than as an independent business, resulting in goodwill to be recognized in the transaction.

Based on the purchase price allocation, the purchase price was allocated as follows:

(in thousands)
Goodwill	$302
Intangible assets	60
Inventory	54
Accounts receivable	26
Accounts payable and accrued expenses	(10)

Total purchase price allocation	$432

Intangible assets attributable to patents and customer relationships are being amortized over their estimated weighted-average useful life of 8.5 years.

Vascular Architects

On September 20, 2007, the Company acquired substantially all of the assets of Vascular Architects (“VA”), a privately held medical device company, for $2.8 million. Vascular Architects marketed and sold devices for remote endarterectomy, a hybrid open/endovascular medical procedure. Under the terms of the purchase agreement, the Company acquired certain customer contracts, patents and other intellectual property, in exchange for the assumption of certain liabilities, approximately $2.4 million in cash paid at the signing of the purchase agreement and $0.4 million to be paid on the first anniversary of that signing. The purchase price includes approximately $54,000 of transaction-related costs. The acquisition was determined to be a purchase of a business, and the results of the operations from the acquired business have been included in the consolidated financial statements from the date of acquisition.

The purchase price allocation was recorded in the third quarter of 2007 and resulted in $1.9 million of goodwill and $0.4 million of other acquired intangible assets, consisting of patents, trademarks, customer relationships and a non-compete agreement. The purchase price allocation is subject to adjustment as additional information with respect to certain intangibles is finalized. The purpose of the acquisition was to acquire products that will leverage the Company’s vascular surgery sales force. The Company believes that it can leverage its existing trade name and sales and marketing infrastructure to improve the revenue-generating potential of the business. Furthermore, the Company believes it can take advantage of its manufacturing, finance and administration infrastructure to improve the financial results of the acquired business. These factors support the Company’s belief that VA’s value is higher as a business acquired by the Company than as an independent business, resulting in goodwill to be recognized in the transaction.

Based on the purchase price allocation, the purchase price was allocated as follows:

(in thousands)
Goodwill	$1,941
Intangible assets	441
Inventory	487
Accounts receivable	93
Equipment	3
Accounts payable and accrued expenses	(111)

Total purchase price allocation	$2,854

Intangible assets attributable to patents, trademarks, customer relationships and the non-compete agreement are being amortized over their estimated weighted-average useful life of 7.1 years.

6. Goodwill and other Intangibles

The balances of goodwill and intangibles are as follows:

	September 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Value	Acumulated Amortization	Net	Gross Carrying Value	Acumulated Amortization	Net
Patents	$1,681	$(648)	$1,033	$1,534	$(520)	$1,014
Trademarks and technology license	963	(174)	789	898	(141)	757
Non-compete agreements	283	—	283	—	—	—
Customer relationships	273	(76)	197	213	(54)	159

Gross intangibles	$3,200	$(898)	$2,302	$2,645	$(715)	$1,930

Goodwill	$11,096			$8,853

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company evaluates the carrying value of its goodwill annually on a single-segment basis in its fourth quarter.

Other intangible assets primarily consist of patents, trademarks, technology licenses, customer relationships, and non-compete agreements acquired in connection with business acquisitions and are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense, which is included in general and administrative expense, amounted to $183,000 and $130,000 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, amortization expenses amounted to $65,000 and $47,000, respectively.

Estimated amortization expense for the remainder of 2007 and each of the five succeeding fiscal years is as follows:

(in thousands)
2007	$84
2008	317
2009	316
2010	305
2011	285
2012	242

7. Financing Arrangements

On August 23, 2007, The Company amended its revolving line of credit with Brown Brothers Harriman & Co. As a result of this amendment, the Company’s borrowing capacity increased to $10,000,000, and the maximum principal amount of any letters of credit issued as part of this facility increased to $3,000,000. The maturity date for amounts borrowed has been extended to August 21, 2008. Loans made under this revolving line of credit bear interest rates at LIBOR plus 200 basis points or the bank’s base rate, at the

Company’s discretion. As of September 30, 2007, the Company had no borrowings outstanding under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of the Company’s assets. The loan agreement requires the Company to meet certain financial and operating covenants. As of September 30, 2007, the Company was in compliance with these covenants.

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Compensation and related taxes	$2,534	$2,270
Restructuring and exit activity costs	1,091	83
Income and other taxes	393	963
Professional fees	342	439
Other	1,031	773

	$5,391	$4,528

9. Restructuring Charges and Exit Activity Costs

The Company closed its Arizona manufacturing operations in 2006, and as a result, incurred severance and other costs. These costs amounted to $5,000 for the nine months ended September 30, 2007. The Company estimates any additional exit activity cost to be less than $0.1 million.

In September 2007, the Company entered into termination agreements with two former European distributors. The terms of these agreements call for payments that the Company estimates to be approximately $1.1 million in the aggregate (based on the exchange rates in effect on September 30, 2007). These payments are subject to adjustment by the Company based on actual data, with payments to begin between December 2007 and April 2008. In addition, the Company has agreed with a former distributor to exercise a non-compete agreement and also entered into a consulting agreement for six months beginning in February 2008. The Company estimates these costs to be approximately $0.6 million, and they will be expensed during the periods over which the amounts are payable and services and benefits are realizable.

Activity related to restructuring costs and exit activity costs is as follows:

(in thousands)
Balance at January 1, 2007	$46
Plus:
Current period restructuring costs	5
Distributor termination costs	1,054
Less:
Payment of employee severance costs	(34)
Effect of foreign exchange rates	20

Balance included in accrued expenses at September 30, 2007	$1,091

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

During the second quarter of 2006, the Company determined that an impairment charge of $0.4 million was required based upon the analysis of unfavorable preliminary data from its U.S. clinical study of the Expedial Vascular Access Graft. As a result of the Company’s review of the preliminary clinical data, the Company decided to forego further enrollment in the clinical study and ceased the production and sale of this device. The Company determined that the future cash flows from the related patents and equipment were less than their carrying value based on fair value determined by prices of similar products. Consequently, impairment charges to reduce the carrying value of these assets to fair value and related inventory to net realizable value totaled $0.7 million. Of this amount, $0.3 million related to the impairment of other intangible assets relating to the Expedial Vascular Access Graft product line patents, approximately $64,000 related to the write-down of related production equipment and $0.3 million related to inventory write-offs charged against cost of sales.

11. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, such as foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006, was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income (loss)	$(1,354)	$221	$(1,756)	$(498)
Unrealized gain on available-for-sales securities	25	—	3	—
Foreign currency translation adjustment	30	70	47	105

Total comprehensive income (loss)	$(1,299)	$291	$(1,706)	$(393)

12. Commitments and Contingencies

The Company leases certain of its operating facilities, certain office equipment and automobiles under non-cancelable operating leases. Certain leases include renewal options. The minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for the remainder of 2007 and each of the following fiscal years, are as follows:

(in thousands)
2007	$241
2008	846
2009	432
2010	125
2011	27
2012	25

$1,696

In September 2007, the Company entered into termination agreements with two former European distributors. The terms of these agreements call for payments that the Company estimates to be approximately $1.1 million in the aggregate (based on the exchange rates in effect on September 30, 2007). These payments are subject to adjustment by the Company based on actual data, with payments to begin between December 2007 and April 2008. In addition, the Company has agreed with a former distributor to exercise a non-compete agreement and also entered into a consulting agreement for six months beginning in February 2008. The Company estimates these costs to be approximately $0.6 million, and they will be expensed during the periods over which the amounts are payable and services and benefits are realizable.

13. Segment and Enterprise-Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. No discrete operating information other than product sales is prepared by the Company, except by geographic location for local reporting purposes. All revenues were generated in the United States, Europe and Japan, and substantially all assets are located in the United States.

14. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of its share-based awards on a straight-line basis over the vesting period of the award. The Company adopted SFAS No. 123(R) under the prospective-transition method, as required by the standard, using a Black-Scholes model to value stock options. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on January 1, 2006. For the nine months ended September 30, 2007, the weighted-average fair value was $3.59 per share for stock options and $6.09 per share for restricted stock units. The fair value of restricted stock units is based on the fair value of the Company’s common stock as of the grant date.

The Company has computed the fair value of employee stock options using the following assumptions:

September 30, 2007
Dividend yield	—
Volatility	65%
Risk-free interest rate	4.9%
Weighted-average expected option term (in years)	5

The Company has never declared cash dividends and does not expect to do so in the foreseeable future.

The amount of cash received from the exercise of stock options for the nine months ended September 30, 2007 was $153,000. There was no tax benefit resulting from the exercise of stock options during the period.

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

The Company expects to recognize the unamortized portion of share-based compensation expense for existing stock options and restricted stock units outstanding, or $1.6 million, over a weighted-average period of 3.3 years at September 30, 2007.

15. Net Income (Loss) Per Share

Prior to January 1, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, and EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing earnings per share.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under EITF 03-6, the Company had determined that its Series A convertible preferred stock (“Series A preferred stock”) and, upon the adoption of SFAS 123R, that certain options and shares of common stock (“common stock awards”) subject to a repurchase feature at other than fair value, were participating securities. The Company’s Series A preferred stock provided for a dividend in the event of the Company’s liquidation or in the event that a dividend was declared on the Company’s common stock. Effective January 1, 2006, common stock awards subject to repurchase were allocated to net income, based on the change in the repurchase value during each reporting period. The remaining income (loss) was then allocated to preferred and common stockholders, pro rata, based on ownership interests since the Series A preferred stock participates in dividends on the same basis in which the Series A preferred stock convert to common stock. Net losses were not allocated to participating securities. For the three and nine months ended September 30, 2006 presented, the application of the two-class method was more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including stock options and restricted units using the treasury method, unless anti-dilutive.

In connection with the Company’s initial public offering in October 2006, all outstanding shares of Series A preferred stock were automatically converted into shares of common stock, and the repurchase feature of common stock terminated. Accordingly, effective January 1, 2007, the two-class method no longer applies.

Net income (loss) per share is based on the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net income (loss) as reported	$(1,354)	$221	$(1,756)	$(498)

Allocation of net income (loss):
Basic:
Redemption value of common stock awards	—	80	—	295
Undistributed net income allocated to participating stockholders:
Common stock awards subject to redemption feature	—	9	—	—
Preferred stock	—	18	—	—

Net income applicable to participating stockholders	—	107	—	295
Net income (loss) applicable to common stockholders	(1,354)	114	(1,756)	(793)

Net income (loss)	$(1,354)	$221	$(1,756)	$(498)

Diluted:
Redemption value of common stock awards	—	80	—	295
Undistributed net income allocated to participating stockholders:
Common stock awards subject to redemption feature	—	8	—	—
Preferred stock	—	17	—	—

Net income applicable to participating stockholders	—	105	—	295
Net income (loss) applicable to common stockholders	(1,354)	116	(1,756)	(793)

Net income (loss)	$(1,354)	$221	$(1,756)	$(498)

Denominator:
Weighted-average shares of common stock outstanding	15,410	8,497	15,376	8,497
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	—	407	—	—

Shares used in computing diluted net income (loss) per common share, if dilutive	15,410	8,904	15,376	8,497

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic:
Net income (loss) available for common stockholders	$(1,354)	$114	$(1,756)	$(793)
Weighted-average shares outstanding	15,410	8,497	15,376	8,497

Net income (loss) per share	$(0.09)	$0.01	$(0.11)	$(0.09)

Diluted:
Net loss available for common stockholders	$(1,354)	$116	$(1,756)	$(793)
Weighted-average shares of common stock	15,410	8,904	15,376	8,497

Net income (loss) per share	$(0.09)	$0.01	$(0.11)	$(0.09)

For the nine months ended September 30, 2006, diluted net loss excluded 418,000 common stock equivalents, as the effect of including those shares would have been anti-dilutive. Basic and diluted net income per share of the common stock awards that were subject to redemption features amounted to $0.48 for both the three-month and nine-month periods ending September 30, 2006.

For the three and nine months ended September 30, 2007, diluted net loss excluded 362,000 and 365,000 common stock equivalents, respectively, as the effect of including those shares would have been anti-dilutive.

16. Stockholders’ Equity

Undesignated Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued or outstanding as of September 30, 2007 and December 31, 2006.

Stock Option Plans

The Company’s 2006 Stock Option and Incentive Plan (the “2006 Plan”) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), unrestricted stock awards and deferred stock awards to officers, employees, directors, and consultants of the Company. The Company has reserved for issuance an aggregate of 750,000 shares of common stock under the 2006 Plan. In connection with the adoption of the 2006 Plan, no new further option grants are permitted under the 1997, 1988, 2000, and 2004 stock option plans and any expirations, cancellations or terminations under the previous plans become available for issuance under the 2006 plan. Stock options under the 2006 Plan provide the holder the right to purchase common stock at an exercise price not less than the fair market value of the stock on the date of grant and may not have a term in excess of ten years. The Company may satisfy awards upon the exercise of stock options or vesting of RSUs with either newly issued or treasury shares.

A summary of the Company’s stock option activity for all plans and related information is as follows for the nine months ended September 30, 2007:

	Number of shares	Option Prices	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average contractual term
Balance outstanding at December 31, 2006	1,586,770	$0.10 - $ 12.37	$6.03
Granted	30,000	$6.10 - $ 6.10	6.10
Exercised	(136,020)	$0.10 - $ 2.36	1.12
Forfeited	(44,805)	$5.95 - $ 11.84	9.43

Balance outstanding at September 30, 2007	1,435,945	$0.10 - $ 12.37	$6.39	$3,600,056	8.4

Options exercisable at September 30, 2007	961,852	$0.10 - $ 12.37	$4.64	$3,434,687	9.1

Awards available to grant at September 30, 2007	504,460

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

A summary of the Company’s RSU activity for all plans and related information is as follows for the nine months ended September 30, 2007:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested awards at December 31, 2006	133,000	$6.07
Granted	147,254	6.09
Vested	—	—
Forfeited	(8,997)	6.11

Nonvested awards at September 30, 2007	271,257	$6.08

As of September 30, 2007, there was unrecognized compensation cost related to RSUs totaling $1.1 million, net of estimated forfeitures, which the Company will recognize over a weighted-average period of 3.7 years. The Company may withhold common stock upon its employees’ vesting in RSUs in order to provide proceeds to cover minimum tax withholding liability as a result of the RSUs having vested.

Employee Stock Purchase Plan

In May 2006, the Board of Directors and stockholders approved the 2006 Employee Stock Purchase Plan (“ESPP”), which is qualified under Section 423 of the Internal Revenue Code. The ESPP is available to all eligible employees who, through payroll deductions, will be able to individually purchase shares of the Company’s common stock semi-annually at a price equal to 90% of the fair market value on the semi-annual purchase dates. The Company has reserved for issuance an aggregate of 250,000 shares of common stock for the ESPP. At September 30, 2007 there were 13,357 shares issued for the most recent period under the ESPP at a discounted price of $5.41 per share.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace;

•	the costs associated with the termination of distributors in countries in which the Company decides to hire a direct sales force;

•	the ability to develop and then successfully market new and enhanced products;

•	the ability to identify, complete and successfully integrate the acquisition of new business or product lines;

•	a highly competitive market for medical devices;

•	the effect of a disaster at our manufacturing facility;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our inability to obtain adequate profit margins;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property rights of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors,” our other reports that we file with the SEC and information included elsewhere in this report under the heading “Part II – Item 1A. Risk Factors.”

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive, and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

LeMaitre, Pruitt-Inahara, EndoFit, VascuTape, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Reddick, Expedial, OptiLock, InvisiGrip, Pruitt, AnastoClip and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and aSpire, UniFit, LeverEdge, TT and F3 are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our thirteen current product lines exceeds $700 million and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion and is growing at 8% per year. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture all of our product lines in our Burlington, Massachusetts headquarters, other than the LeverEdge Contrast Injector, which we acquired in April 2007, and the Vascular Architects products, which we acquired in September 2007, for which the manufacturing is currently outsourced.

Our products are used by vascular surgeons who treat peripheral vascular disease through both open surgical methods and more recently adopted endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide patients with a wider range of treatment options.

We believe that the purchasing volume of the vascular surgeon will increase and that the changing product needs of the vascular surgeon present us with attractive opportunities to sell new devices. As a result, we have sought out and acquired new products and businesses that address these needs, such as our acquisition of the contrast injector in April 2007, the remote endarterectomy suite of products in September 2007, and our signing of a three-year distribution agreement as the exclusive distributor of the Endologix Powerlink System in ten European countries, which commenced January 1, 2007.

In April 2007, we acquired the business, operations and substantially all of the assets of Cardiovascular Innovations, LLC, which marketed a hand-powered contrast injector, called the LeverEdge Contrast Injector, for use in a variety of endovascular procedures. In September 2007, we acquired the business, operations and substantially all the of the assets of Vascular Architects, which marketed and sold devices for remote endarterectomy, a hybrid open/endovascular procedure for the minimally invasive removal of plaque, typically in the superficial femoral artery in the thigh. After these two acquisitions, we now offer thirteen product lines across three product categories.

In addition, effective January 1, 2007, we became the exclusive distributor for the Endologix Powerlink System, an abdominal stent graft, in ten European countries, including but not limited to Germany, France and the United Kingdom. We believe that this product complements our EndoFit Thoracic Stent Graft and UniFit Abdominal Stent Graft product lines, allowing our growing European sales force to offer a complete range of stent grafts for the entire aorta. Below is a listing of our products lines and product categories.

•

Our Endovascular & Dialysis Access product category includes our EndoFit Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, LeverEdge Contrast Injector, acquired in April 2007, and aSpire Covered Stent, acquired in September 2007. We also report the results of our distribution of the Endologix Powerlink System within this product category.

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara and Pruitt F3 Carotid Shunts, InvisiGrip Vein Stripper, LeMaitre Balloon Catheters, and the five remote endarterectomy products acquired in September 2007, which include our Martin Dissector, Periscope, EndoHelix, MollRing Cutter, and Ring Dissector.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and OptiLock Implantable Port.

We evaluate the sales performance of our various product lines utilizing criteria that varies based upon the position of each product line in its expected life cycle. For established products, we typically review unit sales and selling prices. For faster growing products, we typically also focus upon new account generation and customer retention.

Our business opportunities include the following:

•	the continued expansion of our sales force in the United States, Canada, Europe and Japan;

•	the addition of complementary products through further acquisitions;

•	the updating of existing products and introduction of new products through research and development; and

•	the introduction of our products in new markets upon obtainment of regulatory approvals in these markets.

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

We sell our products primarily through a direct sales force. As of September 30, 2007, our sales force comprised of 58 sales representatives in the United States, Canada, the European Union and Japan; our sales force was comprised of 36 sales representatives as of September 30, 2006. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have a sales office located in Tokyo, Japan. For the nine months ended September 30, 2007, approximately 89% of our net sales were generated through markets in which we employ direct sales representatives.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2007 to the Three and Nine Months Ended September 30, 2006

The following table sets forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography and the change between the specified periods expressed as a percent increase or decrease:

	Three Months Ended September 30		Percent change	Nine Months Ended September 30		Percent change
	2007	2006		2007	2006
Net sales	$10,144	$8,540	19%	$30,342	$25,871	17%
Cost of sales	2,563	2,279	12%	7,778	7,205	8%

Gross profit	7,581	6,261	21%	22,564	18,666	21%
Operating expenses:
Sales and marketing	4,583	3,525	30%	14,131	10,639	33%
General and administrative	2,341	1,536	52%	6,917	5,050	37%
Research and development	1,144	805	42%	3,416	2,586	32%
Distributor termination costs	1,054	—	NM	1,054	—	NM
Restructuring charges	—	53	NM	5	231	NM
Impairment charge	—	0	NM	7	406	NM

Income (loss) from operations	(1,541)	342	NM	(2,966)	(246)	NM
Other income (expense):
Interest income (expense)	359	(175)	NM	1,054	(275)	NM
Other income (expense)	221	21	NM	275	152	81%

Income (loss) before income taxes	(961)	188	NM	(1,637)	(369)	NM
Provision (benefit) for income taxes	393	(33)	NM	119	129	-8%

Net income (loss)	$(1,354)	$221	NM	$(1,756)	$(498)	253%

Net Sales by Product Category:
Endovascular & Dialysis Access	$3,211	$2,412	33%	$10,256	$7,260	41%
Vascular	5,982	5,203	15%	17,216	15,702	10%
General Surgery	951	925	3%	2,870	2,909	-1%

	$10,144	$8,540	19%	$30,342	$25,871	17%

Net Sales by Geography:
United States and Canada	$6,236	$5,478	14%	$18,232	$16,595	10%
Outside the United States and Canada	3,908	3,062	28%	12,110	9,276	31%

	$10,144	$8,540	19%	$30,342	$25,871	17%

NM means “percent not meaningful.”

Net sales. For the three and nine months ended September 30, 2007, net sales increased 19% and 17%, respectively, compared to the same periods in the previous year. Sales in our endovascular and dialysis access product category increased by 33% and 41%, respectively, and sales in vascular product category increased 15% and 10%, respectively, over the same periods in the previous year. Increases were driven in part by the continued acceleration of the endovascular procedure market, higher average selling prices, productivity gains from recently hired sales representatives, direct marketing efforts, and the distribution of the Powerlink stent graft in Europe, which commenced on January 1, 2007. Direct to hospital sales increased slightly to 89% from 87% for the three months ended September 30, 2007 compared to the same period in the previous year.

Net sales by geography. For the three and nine months ended September 30, 2007, net sales in the United States and Canada increased 14% and 10%, respectively, compared to the same periods in the previous year. Net sales for the three and nine months ended September 30, 2007 outside of the U.S. and Canada increased 28% and 31%, respectively, over the same periods in the previous year. The increase outside the U.S. and Canada was attributable to growth of our endovascular and dialysis access product category, which includes our distribution of the Powerlink stent graft in Europe as of January 1, 2007. Direct-to-hospital net sales represented 74% and 72%, of the total net sales outside the United States and Canada for three and nine months ended September 30, 2007, respectively, compared to 63% for the three and nine months ended September 30, 2006. Our net sales outside the United States and Canada includes a favorable currency impact of approximately 3% for the three and nine months ended September 30, 2007, principally resulting from the change in relationship of the Euro to the U.S. dollar.

Gross profit. For the three and nine months ended September 30, 2007 gross profit increased 21%, compared to the same periods in the previous year. The gross profit percentage increased to 74.7% from 73.3% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased to 74.4% from 72.2% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This gross profit increase was driven primarily by higher average selling prices across nearly all product categories as well as cost savings resulting from the consolidation of manufacturing operations to our Burlington, Massachusetts facility in 2004, 2005 and 2006. Further, gross profit for nine months ended September 30, 2006 were negatively impacted by a $0.3 million inventory write-down related to our decision to cease the production and sale of our Expedial Vascular Access Graft product line during the second quarter of 2006.

Sales and marketing. For the three and nine months ended September 30, 2007, sales and marketing expenses increased 30% and 33%, respectively, compared to the same periods in the previous year. These increases were primarily driven by compensation, related taxes and benefits, and travel expense associated with the addition of sales professionals. At the end of September 30, 2007, we employed 58 sales representatives worldwide, as compared to 36 at the end of September 30 2006. Also contributing to the increase were higher expenses in marketing and advertising costs for direct mail, medical journal advertising and trade shows.

General and administrative. For the three and nine months ended September 30, 2007, general and administrative expense increased 52% and 37%, respectively, compared to the same periods in the previous year. These increases were primarily driven by the higher costs associated with being a public company, including increased finance and legal staff, professional fees and increased insurance expense.

Research and development. For the three and nine months ended September 30, 2007, research and development expense increased 42% and 32%, respectively, compared to the same periods in the previous year. These increases were primarily driven by the hiring of research and development engineers and related product development expenses. We launched our next-generation Pruitt F3 Carotid Shunt during the first quarter of 2007 and our Flexcel Carotid Shunt in October 2007.

Restructuring. Restructuring expenses decreased due to a reduction in the exit activity costs relating to the relocation of our Phoenix, Arizona manufacturing operations, which was completed during 2006.

Impairment. Impairment charges resulted from the write down of certain patents and production equipment in connection with our decision to cease production and sale of the Expedial Vascular Access Graft product line during the second quarter of 2006.

Distributor termination costs. Costs associated with the termination of distributors relates to our decision to go direct in countries where we have agreements with distributors. The terms of these agreements call for payments that the Company estimates to be approximately $1.1 million in the aggregate (based on the exchange rates in effect on September 30, 2007). These payments are subject to adjustment by the Company based on actual data. Payments are scheduled to begin between December 2007 and April 2008. In addition, the Company has agreed to exercise a non-compete agreement and enter into a consulting agreement for six months beginning in February 2008. The Company estimates these costs to be approximately $0.6 million, and they will be expensed during the periods over which the amounts are payable and services and benefits are realizable.

Other income (expense). We invested the proceeds of the October 2006 initial public offering of our common stock in short-term, investment-grade, interest-bearing securities. As a result, we generated interest income for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, we had an outstanding term loan and a revolving line of credit resulting in interest expense during those periods. During the fourth quarter of 2006, we used a portion of the initial public offering proceeds to eliminate our debt balance resulting in the reduction of interest expense.

Income tax expense. Income tax expense for the three and nine months ended September 30, 2007 was a result of many factors, including the effects of permanent and other tax items related to uncertain international tax positions and the provision for deferred tax liabilities related to the amortization of goodwill for U.S. tax reporting purposes that may not be used to reduce existing deferred tax assets. This expense was offset by the effect of a $0.5 million tax benefit relating to the reorganization of our Japanese subsidiary during the second quarter, for which a loss carry-back is expected to be realized during the year. We continue to monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis.

Liquidity and Capital Resources

We require cash to pay our operating expenses and make capital expenditures. Since our inception, we have funded our operations through private placements of equity securities, short-term borrowings and funds generated from our operations. In October 2006, we completed the initial public offering of our common stock at a price to the public of $7.00 per share. We sold 5,500,000 shares of our common stock. We received aggregate net proceeds of approximately $35.8 million, after deducting underwriting discounts and commission of approximately $2.7 million. We incurred approximately $3.0 million for additional expenses associated with our initial public offering.

Of the $35.8 million of net proceeds we received in our initial public offering, through September 30, 2007, we have spent $10.1 million, including approximately $3.9 million to pay down all outstanding indebtedness under two terms loans and a revolving line of credit, $1.2 million for payment of expenses related to our initial public offering, $2.9 million for acquisitions and $2.1 million for working capital purposes.

At September 30, 2007, our cash and cash equivalents and marketable securities were $25.6 million as compared to $30.8 million at December 31, 2006. We expect our cash balances to decrease as we continue to use cash to fund our operations and make acquisitions.

On August 23, 2007, we amended our revolving line of credit with Brown Brothers Harriman & Co. As a result of this amendment, our borrowing capacity increased to $10,000,000, and the maximum principal amount of any letters of credit issued as part of this facility increased to $3,000,000. The maturity date for amounts borrowed has been extended to August 21, 2008. Loans made under this revolving line of credit bear interest rates at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. Borrowings under this line of credit are collateralized by substantially all of the Company’s assets. As of September 30, 2007, we had no borrowings outstanding under this revolving line of credit. The loan agreement requires that we meet certain financial and operating covenants. As of September 30, 2007, we were in compliance with these covenants.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1.4 million for the nine months ended September 30, 2007, which was primarily a result of a net loss of $1.8 million, $0.2 million of non-cash adjustments for amortization of discounts on marketable securities, and $0.8 million of changes in certain assets and liabilities, which were offset by non-cash depreciation and amortization of $1.0 million and $0.4 million of non-cash stock-based compensation expense. In addition to non-cash adjustments, the significant changes in assets and liabilities included a $1.3 million increase in inventory primarily due to the commencement of our Endologix distribution agreement and higher levels of inventory needed to support our sales growth. An increase in accounts receivable of $0.9 million was due to our sales growth during the nine months ended September 30, 2007. A decrease in accounts payable and other liabilities of $0.8 million was primarily due to year-end accruals paid in January 2007.

Net cash used in operating activities was $0.5 million in the nine months ended September 30, 2006 primarily due to a net loss of $0.5 million, offset by non-cash charges for depreciation, amortization and impairment of $1.5 million, and due to increased levels of accounts receivable and inventory of $1.3 million, partially offset by increases in accounts payable and other liabilities of $0.2 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2007. Primary cash-investing activities were purchases of property and equipment for $0.8 million, the $2.9 million in cash paid for the two acquisitions and a net increase of purchase and maturities of available-for-sale securities.

Net cash used in investing activities was $0.6 million in the nine months ended September 30, 2006, reflecting $0.7 million for capital expenditures, which were primarily made to support consolidation of our manufacturing facilities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was less than $0.1 million for the nine months ended September 30, 2007, primarily due to additional expenses associated with our initial public offering, which were offset by cash derived from the exercise of stock options.

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2006, primarily from $2.9 million of short-term borrowing, offset by $1.6 million of cash paid in connection with our initial public offering.

We continue to operate with net operating losses due to the investments required by the execution of our growth strategies, as well as the expense of being a public company. We expect to fund these increased costs and expenditures from our cash flows from operations and our existing cash and cash equivalents and marketable securities. However, our future capital requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales and distribution efforts; the rate of progress and cost of our research and development activities; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the number and timing of acquisitions and other strategic transactions.

We believe that our current cash, cash equivalents and marketable securities, as well as cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least the next twelve months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may result.

Contractual Obligations. Our principal contractual obligations consist of operating leases, termination costs to our former distributors and income tax obligations under FIN 48 for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of September 30, 2007:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years
Contractual obligations
Operating leases	$1,697	$876	$789	$32
Fees for termination of distributors	1,054	1,054
FIN 48 unrecognized tax benefits	607	607

	$3,358	$2,537	$789	$32

The commitments under our operating leases shown above consist primarily of lease payments under the leases for our two Burlington, Massachusetts facilities, which were extended and expire in 2009; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, which was extended and expires in 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2007.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principals, or U.S. GAAP. Our most significant accounting policies are described in our consolidated financial statements included in our annual report on Form 10-K for December 31, 2006. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share based compensation, fees associated with the termination of our distributors and income taxes are updated as appropriate.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use customer purchase orders or contracts to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We account for product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, providing for returns based on our historical return product history.

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

Stock-Based Compensation

We account for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS No. 123 and the Black-Scholes option-pricing model, and record the fair value, for financial reporting purposes, of non-employee stock options as an expense over either the vesting term of the option or the service period.

In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. Effective January 1, 2006, we adopted SFAS No. 123R. SFAS No. 123R requires nonpublic companies that use the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123R using the prospective-transition method. We will continue to apply the previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued to Employees, in future periods to equity awards outstanding at the date of SFAS No. 123R’s adoption that were measured using the minimum value method. We recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and other equity incentive awards. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the awards, the expected stock price volatility over the expected life of the awards, expected dividend yield, the risk-free interest rate and the forfeiture rate.

We estimate the expected term of options based upon our historical experience. The computation of expected volatility is based on a study of historical volatility rates of comparable companies during a period comparable to the expected option term. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Dividend yield is estimated to be zero, as we have never paid dividends and have no plans of doing so in the future.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based compensation is amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current period and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binominal models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based awards in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. The application of these principles may be subject to further interpretation and refinement over time.

Valuation of Goodwill, Other Intangibles

When we acquire another company, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the carrying value of our goodwill annually in our fourth quarter based on a single reporting unit. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of our goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, we allocate the fair value of all of our assets and liabilities, including any unrecognized intangible assets, as if the single reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the single reporting unit were the price paid to acquire the single reporting unit. The excess of this fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single unit and therefore that fair value is based on the our market capitalization. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our combined consolidated balance sheets and the judgment required in determining fair value amounts. We have determined that no impairment charges were required during the three and nine months ended September 30, 2007.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks and are amortized over their estimated useful lives, ranging from five to 17 years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.

The evaluation of asset impairments related to other intangible assets requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts.

Contingencies

We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we can reasonably estimate these costs.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense and assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our combined consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income available or expected to be available during the carry-over period and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations.

We operate in multiple taxing jurisdictions, both within the United States and outside the United States. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among other things, transfer pricing, the deductibility of certain expenses and intercompany transactions. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made resulting from such matters. We regularly assess our tax position for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or the conclusion of the tax examination. We believe the ultimate outcome of these matters will not have a material impact on its financial position or liquidity but may be material to the income tax provision and net income in a future period.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. It is our policy is to classify interest and penalties related to tax assessment as income tax expense.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this adoption will have on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, including our fiscal year 2008. We do not expect the adoption of EITF 07-3 will have an impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, could adversely affect our financial results. For the three and nine months ended September 30, 2007, approximately 40% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the quarter and the year end are denominated in the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We recorded a $221,000 and $284,000 foreign currency gain for the three and nine months ended September 30, 2007, respectively, related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at September 30, 2007 is related primarily to our investment portfolio. Our investment portfolio includes fixed-rate debt instruments of high quality U.S. government and corporate issuers. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted-average duration of our investments is twelve months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Item 4—Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of September 30, 2007 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control over Financial Reporting

We were not required to include in our Annual Report on Form 10-K a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, we had an accumulated deficit of approximately $11.7 million. We reported a net loss for the nine months ended September 30, 2007, and we expect losses to continue during the remainder 2007 and we anticipate that losses will occur beyond 2007. We intend to continue to increase operating expenses in 2007 in areas such as research and development and sales and marketing, which we project, will result in a net loss for 2007. Also, fluctuations in our quarterly and annual results of operations have resulted and will continue to result from numerous factors, including:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace;

•	the fees associated with the termination of an exclusive distributor in countries the Company decides to hire a direct sales force;

•	a highly competitive market for medical devices;

•	the ability to develop and then successfully market new and enhanced products;

•	the ability to identify, complete and successfully integrate the acquisition of new business or product lines;

•	the effect of a disaster at our manufacturing facility;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	our inability to adequately grow our operations and attain sufficient operating scale;

•	our inability to obtain adequate profit margins;

•	our inability to effectively protect our intellectual property and not infringe on the intellectual property rights of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our inability to raise sufficient capital when necessary or at satisfactory valuations; and

•	loss of key personnel.

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

In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our sales and marketing, manufacturing and product development activities. We estimate that our continued expansion efforts, higher expenses and the fees associated with distributor terminations will offset the effect of increased revenues and will lead to a net loss in 2007, which may result in a decline in the market price for our common stock.

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

In February 2006, we received an audit notification from the Internal Revenue Service (IRS) relating to our 2004 and 2005 federal tax returns. In April 2007, we paid the IRS $0.4 million resulting from adjustments to our 2004 and 2005 tax returns. In July 2007, we received an audit notification from the German tax authorities of an audit relating to our 2004, 2005 and 2006 German tax filings.

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

We employ a variety of strategies from time to time with respect to our international operations. There can be no assurance that these strategies will be accepted by the relevant taxing authorities. For example, we recently reorganized the corporate form of our Japanese subsidiary. In connection with this reorganization, we expect to file for a U.S. federal income tax carry back claim of approximately $0.5 million. Although it is more likely than not that this carry back claim will be upheld, there can be no assurance that the IRS will agree with our position. If we are unsuccessful in realizing the carry back claim, our net income will be negatively affected

As of September 30, 2007, the liability for unrecognized tax benefits was approximately $0.6 million in our financial statements in connection with uncertain tax positions. The assessment of additional taxes, interest and penalties as a result of audits, litigation or otherwise, could be materially adverse to our current and future results of operations and financial condition.

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

If we fail to convert additional countries from distributor sales to direct sales, or encounter difficulties in effecting such conversions, our results of operations could suffer.

We intend to convert selected countries from distributor sales to direct sales, which could result in disruptions in our sales. This transition may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense since we would be required to collect customer payments directly rather than through a distributor. Also, our distribution agreements are typically exclusive with terms of up to three years. These agreements may temporarily constrain our ability to convert certain countries from a distributor to a direct sales model. Alternatively, the early termination of a distribution agreement may require the payment of substantial compensation to the distributor. Further, even where the payment of compensation is not required by contract of local law, it may be prudent to make such a payment in order to assure a successful market transition. The absence of cooperation by a distributor may result in the sudden erosion of our customer base, which could materially harm our ability to sell our product in that country. If we elect to cooperate with the distributor, the distributor may require us to repurchase inventory that we had previously sold to the distributor, in which event we may need to make a corresponding negative adjustment to net sales.

Following termination of a distribution relationship, the Company may encounter difficulties in transitioning to a direct-sales model in the country in question. It may take us longer than expected to find sufficient qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could cause a drop in sales. On the logistical side, if a distributor entered into an agreement with a customer relating to sales of our products or successfully completed a customer’s internal approval process, it may be difficult or impossible to assign the distributor’s rights under such agreements or approvals, and sales to that customer may be delayed until a new agreement is entered or a new approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and meet regulatory requirements that were previously the responsibility solely of the distributor.

As a result of the above risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in this transition could negatively affect our business.

We depend on single- and limited-source suppliers for some of the components to our products, as well as for acquired products that have not been transitioned to in-house manufacture, and if any of those suppliers are unable or unwilling to supply them on acceptable terms, it could limit our ability to deliver our products to our customers on a timely basis or at all.

We rely on single- and limited-source suppliers for some of our important product components, as well as for acquired products that are not manufactured in-house. For example, we obtain from a third-party supplier all of the nitinol stents used in, and from another third-party supplier all of the stent graft delivery systems that are used with, our EndoFit Thoracic Stent Graft and UniFit Abdominal Stent Graft. Similarly, the remote endarterectomy product line we added as a result of the Vascular Architects acquisition is manufactured for us by third-party suppliers. There are relatively few, or in some cases no, alternative, validated sources of supply for these components and products. We do not have supply agreements with most of these suppliers, and instead place orders on an as-needed basis. Most of these suppliers could discontinue the manufacture or supply of these components or products at any time. We do not carry a significant inventory of these components and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture our products would limit our ability to manufacture our products, may result in production delays and increased costs and may limit our ability to deliver products to our customers. If we are unable to identify alternate sources of supply for the components, we would have to modify our products to use substitute components, which may cause delays in shipments, increase design and manufacturing costs and increase prices for our products. We can not assure you that any such modified products would be as effective as the predecessor products, or that such modified products would gain market acceptance. This could lead to customer dissatisfaction and damage to our reputation and could have an adverse effect on our financial condition and results of operations.

If we fail to meet the listing requirements of The Nasdaq Stock Market and do not take such corrective action as the Nasdaq Listing Qualifications Department may require, trading in our securities may be halted and the Company may be delisted from the NASDAQ Global Market.

As an issuer listed on the NASDAQ Global Market, the Company must comply with the Marketplace Rules of The Nasdaq Stock Market in order to maintain that listing. Nasdaq-listed companies that do not maintain compliance with those Rules face having trading in their stock halted and, if they do not regain compliance as required by the Nasdaq Listing Qualifications Department, may be delisted. If a company is delisted, its listed stock would no longer be publicly tradable, and holders of that stock may face issues of liquidity and a decrease in the value of that stock.

On August 8, 2007, Guido J. Neels resigned as a director of the Company. As a result of this resignation, a majority of the Company’s Board of Directors was no longer comprised of independent directors, as required by Marketplace Rule 4350(c)(1), and the Audit Committee of the Board of Directors no longer had at least three members, each of whom were independent, as required by Marketplace Rule 4350(d)(2). Per the Marketplace Rules and correspondence received from the Nasdaq Listing Qualifications Department, the Company has until the earlier of its next annual shareholders' meeting or August 8, 2008, or, if the next annual shareholders' meeting is held before February 4, 2008, then no later than February 4, 2008, to fill the vacancies left by the departure of Mr. Neels. If the Company does not fill these vacancies during the permitted cure period, trading in the Company’s common stock could be halted, and the Company could face delisting from the NASDAQ Global Market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, we did not issue any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

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

We received aggregate net proceeds of approximately $35.8 million after deducting underwriting discounts and commissions of $2.7 million. As of September 30, 2007, we have incurred approximately $3.0 million for additional expenses associated with the initial public offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

Of the $35.8 million of net proceeds we received in our initial public offering, through September 30, 2007, we have spent $7.9 million, including approximately $3.9 million to pay down all outstanding indebtedness under two terms loans and a revolving line of credit, $1.2 million for payment of expenses related to our initial public offering, $0.4 million for the acquisition of the LeverEdge Contrast Injector and $2.4 million for working capital purposes. None of these expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

The remaining proceeds are invested in short-term, investment-grade, interest-bearing securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2007.

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