Form 10-Q
period 2008-03-31
LEMAITRE VASCULAR INC
filed 2008-05-15
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(781) 221-2266

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 15,529,865 shares of common stock, $.01 par value per share, outstanding as of May 9, 2008.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31 2008	December 31 2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,444	$6,691
Marketable securities	12,358	16,198
Accounts receivable, net of allowances of $228 at March 31, 2008, and $219 at December 31, 2007	7,166	7,020
Inventory	10,266	9,589
Prepaid expenses and other current assets	2,677	2,562

Total current assets	37,911	42,060
Property and equipment, net	2,975	2,891
Goodwill	10,959	10,942
Other intangibles, net	3,507	3,886
Other assets	1,433	1,372

Total assets	$56,785	$61,151

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$262
Accounts payable	2,536	2,565
Accrued expenses	4,413	6,661
Acquisition-related obligations	1,378	851

Total current liabilities	8,327	10,339
Long-term debt	45	42
Deferred tax liabilities	1,212	996
Other long-term liabilities	514	1,188

Total liabilities	10,098	12,565
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,554,301 shares at March 31, 2008, and 15,516,412 shares at December 31, 2007	155	155
Additional paid-in capital	61,454	61,187
Accumulated deficit	(15,445)	(12,880)
Accumulated other comprehensive income	698	291
Treasury stock, at cost; 28,621 shares at March 31, 2008, and 26,852 shares at December 31, 2007	(175)	(167)

Total stockholders’ equity	46,687	48,586

Total liabilities and stockholders’ equity	$56,785	$61,151

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31
	2008	2007
	(in thousands, except per share data)
Net sales	$11,847	$9,883
Cost of sales	3,358	2,513

Gross profit	8,489	7,370

Sales and marketing	5,829	4,810
General and administrative	2,828	2,370
Research and development	1,350	1,154
Restructuring charges	633	6
Impairment charge	435	7

Total operating expenses	11,075	8,347

Loss from operations	(2,586)	(977)

Other income (expense):
Interest income	177	356
Interest expense	(16)	(5)
Foreign currency gains	147	29
Other income (expense), net	4	(4)

Loss before income taxes	(2,274)	(601)
Provision for income taxes	290	28

Net loss	$(2,564)	$(629)

Net loss per share of common stock:
Basic	$(0.17)	$(0.04)

Diluted	$(0.17)	$(0.04)

Weighted-average shares outstanding:
Basic	15,506	15,338

Diluted	15,506	15,338

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31
	2008	2007
	(in thousands)
Operating activities
Net loss	$(2,564)	$(629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	325
Stock-based compensation	173	116
Accretion of discount on marketable securities	(44)	(48)
Impairment charges	435	7
Provision for losses in accounts receivable	8	18
Provision for inventory write-downs	110	273
Loss on sales of marketable securities	17	2
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	93	(607)
Inventory	(476)	(1,254)
Prepaid expenses and other assets	(21)	370
Accounts payable and other liabilities	(2,499)	(480)

Net cash used in operating activities	(4,349)	(1,907)
Investing activities
Purchase of property and equipment	(298)	(231)
Payments related to prior year acquisitions	(272)	—
Purchase of technology and licenses	(109)	—
Sales and maturities of marketable securities	173,714	3,319
Purchases of marketable securities	(169,800)	(5,448)
Other assets	—	7

Net cash provided by (used in) investing activities	3,235	(2,353)
Financing activities
Proceeds from issuance of common stock	94	58
Repayment of revolving line of credit	(262)	—
Principal payments on capital lease obligations	—	(26)
Expenses associated with equity transactions	—	(121)
Purchase of treasury stock	(8)	—

Net cash used in financing activities	(176)	(89)
Effect of exchange rate changes on cash and cash equivalents	43	(36)

Net decrease in cash and cash equivalents	(1,247)	(4,385)
Cash and cash equivalents at beginning of period	6,691	17,626

Cash and cash equivalents at end of period	$5,444	$13,241

Supplemental disclosures of cash flow information (see Note 15).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. LeMaitre Vascular develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are thoracic stent grafts, abdominal stent grafts, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, remote endarterectomy devices, covered stents, contrast injectors, balloon catheters, vascular grafts, vein strippers, cholangiogram catheters, and vascular access ports. We also distribute in 11 European countries an abdominal stent graft manufactured by a third party.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2008, are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Certain prior year amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period’s presentation.

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK (successor to LeMaitre Vascular KK, reorganized in June 2007), LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS (organized in 2007), Biomateriali S.r.l. (acquired in 2007), LeMaitre Vascular S.r.l. (organized in 2007), LeMaitre Vascular Limited (dissolved in 2006), and LeMaitre Vascular SARL (dissolved in 2005). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations, or liquidity.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis for business combinations entered into subsequent to December 31, 2008.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We do not expect that the adoption of SFAS No. 160 will have a material effect on our consolidated results of operations and financial condition.

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue including the classification of the payments between participants of the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact of EITF 07-1 on our financial position and results of operations.

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are the Company’s inability to record a tax benefit on its losses generated in the United States, coupled with a tax provision on foreign earnings, and the effect of tax-deductible goodwill for which a deferred tax liability has been recorded.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in prior periods.

We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending March 31, 2009, except with respect to matters that may be identified under audit that we cannot reasonably estimate (as discussed in our audited consolidated financial statements as of and for the year ended December 31, 2007, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission). As of March 31, 2008, the liability for unrecognized tax benefits was approximately $48,000. The net increase in the liability during the three months ended March 31, 2008, was as follows:

(in thousands)
Unrecognized tax benefits at December 31, 2007	$28
Increases in unrecognized tax benefits based on positions taken in current period	20

Unrecognized tax benefits at March 31, 2008	$48

As of January 1, 2008, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States—federal	2006 and forward
Germany	2007
Japan	2004 and forward
Italy	2007
France	2007

4. Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$2,398	$2,374
Work-in-process	1,317	1,540
Finished products	6,551	5,675

Total inventory	$10,266	$9,589

5. Goodwill and other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, are as follows:

March 31, 2008
(in thousands)
Beginning balance	$10,942
Adjustments to purchase price on prior year acquisitions:
Cardiovascular Innovations acquisition	5
Vascular Architects acquisition	12

Ending balance	$10,959

The components of our identifiable intangible assets are as follows:

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
			(in thousands)
Patents	$2,293	$755	$1,538	$2,184	$532	$1,652
Trademarks and technology licenses	1,266	212	1,054	1,265	356	909
Customer relationships	881	136	745	1,233	92	1,141
Other intangible assets	183	13	170	190	6	184

Total identifiable intangible assets	$4,623	$1,116	$3,507	$4,872	$986	$3,886

Intangible assets are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense amounted to $129,000 for the three months ended March 31, 2008, and $55,000 for the three months ended March 31, 2007, and is included in general and administrative expense. Estimated amortization expense for the reminder of 2008 and each of the five succeeding fiscal years is as follows:

(in thousands)
2008 (remaining 9 months)	$322
2009	476
2010	397
2011	376
2012	350
2013	257

In January 2008 we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase certain product lines from us, and, as a result, we incurred an impairment charge of $0.4 million due to the write-down of related intangible assets.

6. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants. As of March 31, 2008, and December 31, 2007, we did not have an outstanding balance under this facility and were in compliance with these covenants.

In addition, at the acquisition date, Biomateriali had two existing revolving lines of credit with their bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers. Loans made under these lines bear interest at 20% per annum. On December 31, 2007, we had $0.3 million of borrowings outstanding under one of these lines of credit, which were paid in full in January 2008. As of March 31, 2008, we did not have an outstanding balance under either of these two Biomateriali lines of credit.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Compensation and related taxes	$1,992	$3,146
Restructuring	194	1,129
Income and other taxes	408	673
Professional fees	286	811
Other	1,533	902

Total	$4,413	$6,661

8. Restructuring Charges

During the three months ended March 31, 2008, we incurred $0.6 million of restructuring charges. Included in the restructuring charges were $0.2 million for contractual obligations associated with non-compete and consulting agreements related to termination agreements with two former European distributors and $0.4 million for severance costs related to the reduction in force we initiated in the first quarter to reorganize our worldwide operations, which resulted in the reduction of approximately 32 employees, or 13 percent of our worldwide workforce. We expect that the remaining restructuring costs will be paid over the next 12 months.

The components of the restructuring charges are follows:

	Three months ended March 31
	2008	2007
	(in thousands)
Severance	$359	$6
Distributor termination costs	274	—

Total	$633	$6

Activity related to accrued restructuring costs is as follows:

	Three months ended March 31
	2008	2007
	(in thousands)
Balance at beginning of period	$1,129	$46
Plus:
Current period restructuring costs	633	6
Other	21
Less:
Payments for termination of contractual obligations	1,410	—
Payment of employee severance costs	179	34

Balance at end of period	$194	$18

9. Comprehensive Loss

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive loss was as follows:

	Three months ended March 31
	2008	2007
	(in thousands)
Net loss	$(2,564)	$(629)
Other comprehensive income:
Unrealized gain on available-for-sale securities	57	15
Foreign currency translation adjustment	350	51

Total other comprehensive income	407	66

Comprehensive loss	$(2,157)	$(563)

10. Commitments and Contingencies

As part of our normal course of business, we have minimum inventory purchase commitments totaling $3.5 million for 2008 and $3.8 million for 2009. As of March 31, 2008, we had purchased approximately $0.5 million toward fulfilling our 2008 purchase commitments.

In addition, there are potential contingent payments associated with the Biomateriali stock purchase agreement and product distribution agreement that could not be determined beyond reasonable doubt as of March 31, 2008. These contingent payments could total up to $2.2 million (based upon the exchange rates in effect on March 31, 2008). Due to the uncertainly of the future payouts, they have not been recorded as part of the purchase price for Biomateriali. When the contingencies are resolved, they may result in recognition of an additional cost and the purchase price will be adjusted at that time.

In March 2008 we provided notice of an indemnity claim to the sellers of Biomateriali, contending that the sellers breached certain representations and warranties in the purchase agreement by failing to adequately disclose material information regarding a customer relationship. We have demanded the payment of damages of approximately $0.5 million (denominated in a foreign currency) and have ceased making certain post-closing payments to the sellers pending resolution of this indemnity claim.

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

Most of our revenues were generated in the U.S., Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. LeMaitre Vascular GmbH, our German subsidiary, records all sales in Europe and to distributors worldwide, excluding sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Japan, Korea, and Taiwan (LeMaitre Vascular GK); and worldwide sales of Biomateriali S.r.l. products. Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended March 31
	2008	2007
	(in thousands)
LeMaitre Vascular, Inc.	$6,454	$5,922
LeMaitre Vascular GmbH	4,107	3,788
Other entities	1,286	173

Total	$11,847	$9,883

We sell products in three product categories—Endovascular & Dialysis Access, Vascular, and General Surgery—and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Three months ended March 31
	2008	2007
	(in thousands)
Endovascular & Dialysis Access	$3,542	$3,373
Vascular	7,323	5,573
General Surgery	904	937

	11,769	9,883
OEM	78	—

Total	$11,847	$9,883

12. Share-based Compensation

Our 2006 Stock Option and Incentive Plan (the 2006 Plan) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (RSUs), unrestricted stock awards, and deferred stock awards to officers, employees, directors, and consultants of the company. We account for our share-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment.

The components of share-based compensation expense are as follows:

	Three months ended March 31
	2008	2007
	(in thousands)
Stock option awards to employees under SFAS No. 123(R)	$70	$64
Restricted stock awards under SFAS No. 123(R)	104	55
Employee stock purchase plan	7	—
Stock option awards to non-employees under SFAS No. 123	(8)	(3)

Total share-based compensation	$173	$116

We have computed the fair value of employee stock options for option grants made during the three months ended March 31, 2008 and 2007, using the Black-Scholes option model with the following weighted-average assumptions and weighted-average fair values:

	2008	2007
Dividend yield	0.0%	0.0%
Volatility	41.8%	65.0%
Risk-free interest rate	3.3%	4.5%
Weighted average expected option term (in years)	3.5	5.0
Weighted average fair value per share of options granted	$2.14	—
Weighted-average fair value per share of restricted stock awards granted	$4.75	$6.50

13. Net Loss per Share

The computation of basic and diluted net loss per share is as follows:

	Three months ended March 31
	2008	2007
	(in thousands, except per share data)
Basic:
Net loss	$(2,564)	$(629)

Weighted average shares outstanding	15,506	15,338

Net loss per share	$(0.17)	$(0.04)

Diluted:
Net loss	$(2,564)	$(629)

Weighted average shares of common stock	15,506	15,338

Net loss per share	$(0.17)	$(0.04)

At March 31, 2008, approximately 1,251,418 weighted-average shares of restricted common stock and options to purchase common stock were excluded from the computation of diluted net loss per share; and at March 31, 2007, approximately 1,218,559 weighted-average shares of restricted common stock and options to purchase common stock were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

We have never declared cash dividends and do not expect to do so in the foreseeable future.

14. Stockholders’ Equity

Undesignated Preferred Stock

We have 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued, or outstanding as of March 31, 2008, or December 31, 2007.

Employee Stock Purchase Plan

Our employee stock purchase plan enables eligible employees to purchase shares of our common stock. Eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees may elect to have up to 10 percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. On February 1, 2008, 13,013 shares were purchased at a purchase price of $4.96 per share. As of March 31, 2008, 223,630 shares were reserved and are available for issuance under this plan.

15. Supplemental Cash Flow Information

	For the three months ended March 31
	2008	2007
	(in thousands)
Cash paid for income taxes, net	$101	$156
Cash paid for interest	$5	$5

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$8,474	$—

16. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. The adoption of SFAS No. 157 did not impact our financial position, results of operations, or liquidity. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations, or liquidity. SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value, as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are comprised of investments in marketable securities. We do not have any Level 1 liabilities.

Level 2:	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We do not have any Level 2 assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We do not have any Level 3 assets or liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects, and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance, or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace and to develop or acquire and then successfully market new and enhanced products;

•	our ability to identify, acquire, and successfully integrate new products, businesses, and technologies and realize expected benefits;

•	a highly competitive market for medical devices;

•	the effect of a disaster at any of our manufacturing facilities;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	the loss of any distributor or any significant customer, especially in regard to any product that has a limited distributor or customer base;

•	our ability to adequately grow our operations and attain sufficient operating scale;

•	our ability to obtain adequate profit margins;

•	our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete, or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our ability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements, or that otherwise could materially adversely affect our business, financial condition, or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2007, under the heading “Part I – Item 1A. Risk Factors” and those risk factors, if any, included elsewhere in this report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive, and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AnastoClip, EndoFit, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, NovaSil, OptiLock, Periscope, Pruitt, Pruitt-Inahara, Reddick, TT, UniFit, VascuTape, VCS, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and Albograft, aSpire, Biomateriali, EndoHelix, EndoRE, F3, and Martin are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union, and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 14 current product lines exceeds $1 billion and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion and is growing at 8 percent per year. We have used acquisitions as a primary means of further accessing the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture our product lines in our Burlington, Massachusetts, headquarters with the exception of the LeverEdge Contrast Injector (acquired in April 2007) and the Vascular Architects products (acquired in September 2007), for which the manufacturing is currently outsourced. In addition, our Albograft vascular grafts (acquired in December 2007), are manufactured at our facility in Brindisi, Italy.

Our products are used by vascular surgeons who treat peripheral vascular disease through both open surgical methods and more recently adopted endovascular techniques. Unlike interventional cardiologists and interventional radiologists, who are not typically certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide patients with a wider range of treatment options.

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

Below is a listing of our product lines and product categories:

•

Our Endovascular & Dialysis Access product category includes our EndoFit Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, LeverEdge Contrast Injector, and aSpire Covered Stent. We also report our distribution sales of the Endologix Powerlink System within this product category.

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome; Flexcel, Pruitt-Inahara, and Pruitt F3 Carotid Shunts; InvisiGrip Vein Stripper; LeMaitre Balloon Catheters; five remote endarterectomy products, which include our Martin Dissector, Schubart Periscope, EndoHelix, MollRing Cutter, and Ring Dissector; and our Albograft line of polyester prosthetic grafts.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and its accessories and our OptiLock Implantable Port.

•	Our OEM category includes sales of a dacron product to a cardiac device manufacturer.

We evaluate the sales performance of our various product lines utilizing criteria that vary based upon the position of each product line in its expected life cycle. For established products, we typically review unit sales and selling prices. For faster growing products, we typically also focus on new account generation and customer retention.

Our business strategies include the following:

•	the maintenance or expansion of our sales teams in North America, Europe, and Japan;

•	the addition of complementary products through further acquisitions;

•	the updating of existing products and the introduction of new products through research and development; and

•	the introduction of our products in new markets via regulatory approvals.

We are currently pursuing all of these strategies.

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

We sell our products primarily through a direct sales force. Our sales force was comprised of 49 sales representatives in North America, the European Union, and Japan as of March 31, 2008. We also sell our products through a network of distributors in various countries outside of the United States and Canada. In 2007, approximately 90% of our net sales were direct-to-hospital.

Our worldwide headquarters are in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. For the three months ended March 31, 2008, approximately 46% of our net sales were denominated in currencies other than the U.S. dollar. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for reporting purposes.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period.

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of the quarters listed:

(unaudited)	2008	2007				2006				2005
(in thousands)	Mar	Dec	Sept	June	Mar	Dec	Sept	June	Mar	Dec	Sept	June	Mar
Total net sales	$11,847	$11,104	$10,144	$10,315	$9,883	$8,757	$8,540	$8,760	$8,571	$7,877	$7,820	$7,529	$7,501
Impact of currency exchange rate fluctuations (1)	$674	$439	$253	$267	$322	$232	$135	$(1)	$(287)	$(266)	$(3)	$89	$138
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	$1,133	$1,116	$635	$567	$455	$(252)	$(383)	$(107)	$37	$346	$389	$425	$442

(1)	Represents the impact of the change in foreign exchange rates over the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, measured based on 12 months’ sales following the date of the event or transaction, and shown in the current period only.

Results of Operations

Comparison of the three months ended March 31, 2008, to the three months ended March 31, 2007

The following table sets forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended March 31
	2008	2007	Percent change
	($ in thousands)
Net sales	$11,847	$9,883	20%
Cost of sales	3,358	2,513	34%

Gross profit	8,489	7,370	15%
Operating expenses:
Sales and marketing	5,829	4,810	21%
General and administrative	2,828	2,370	19%
Research and development	1,350	1,154	17%
Restructuring charges	633	6	*
Impairment charge	435	7	*

Loss from operations	(2,586)	(977)	165%
Other income (expense):
Interest income	177	356	(50)%
Interest expense	(16)	(5)	220%
Foreign currency gains	147	29	407%
Other income (expense)	4	(4)	(200)%

Loss before income taxes	(2,274)	(601)	278%
Provision for income taxes	290	28	936%

Net loss	$(2,564)	$(629)	308%

Net sales by product category:
Endovascular & Dialysis Access	$3,542	$3,373	5%
Vascular	7,323	5,573	31%
General Surgery	904	937	(4)%

	11,769	9,883	19%
OEM	78	—	*

Total	$11,847	$9,883	20%

Net sales by entity:
LeMaitre Vascular, Inc.	$6,454	$5,922	9%
LeMaitre Vascular GmbH	4,107	3,788	8%
Other entities	1,286	173	643%

Total	$11,847	$9,883	20%

*	Not a meaningful percentage relationship.

Net sales. Net sales increased 20% to $11.8 million for the three months ended March 31, 2008, compared to $9.9 million for the three months ended March 31, 2007. Increases were primarily driven by the strong performance of newly acquired product lines, solid results of core products in the open vascular category, sales of the Endologix Powerlink System, the comparatively weaker dollar, and higher average selling prices. Sales growth was adversely affected by the transition to a direct sales force in Italy, as well as issues related to the European launch of the TT Introducer, which is used to implant our EndoFit and UniFit devices.

Compared to the prior year, sales in our endovascular and dialysis access product category increased by 5%, sales in our vascular product category grew by 31%, and sales in our general surgery category decreased by 4%. Direct-to-hospital net sales were 86% of total net sales for the three months ended March 31, 2008, as compared to 89% for the three months ended March 31, 2007.

Net sales by entity. Net sales for LeMaitre Vascular, Inc. increased 9% to $6.5 million for the three months ended March 31, 2008, compared to $5.9 million for the three months ended March 31, 2007. This increase was largely a result of strong sales in our core open vascular product category, as well as in recently acquired products. Net sales for LeMaitre Vascular GmbH increased 8% to $4.1 million for the three months ended March 31, 2008, compared to $3.8 million for the three months ended March 31, 2007. This increase was primarily attributable to the strong performance of newly acquired product lines as well as the comparatively weaker dollar. Sales for our other business entities increased 643% to $1.3 million for the three months ended March 31, 2008, compared to $0.2 million for the three months ended March 31, 2007. The formation of LeMaitre Vascular SAS and LeMaitre Vascular S.r.l. in 2007, the acquisition of Biomateriali S.r.l. in the same year, and the comparatively weaker dollar were the primary reasons for this increase. The impact of foreign currency fluctuations and changes in business activities are listed in the table above. Direct-to-hospital net sales represented 69% of the total net sales by entities other than LeMaitre Vascular, Inc. for the three months ended March 31, 2008, compared to 72% for the three months ended March 31, 2007, primarily due to the first full quarter of Biomateriali vascular graft sales. Biomateriali sells most of its products through a distributor.

Gross profit. Gross profit increased 15% to $8.5 million for the three months ended March 31, 2008, from $7.4 million for the three months ended March 31, 2007. As a percentage of net sales, gross margin was 71.7% compared to 74.6% in the comparable period in the prior year. The decrease in gross margin was primarily due to the introduction of lower margin sales related to our Biomateriali subsidiary, which we acquired in December 2007, as well as increased European sales where average selling prices are generally lower than in the United States.

Sales and marketing. Sales and marketing expenses increased 21% to $5.8 million for the three months ended March 31, 2008, from $4.8 million for the three months ended March 31, 2007. This increase was driven primarily by a higher average number of sales representatives in the period, as well as the effects of foreign currency on expenses denominated in non-U.S. currencies of approximately $0.3 million. Start-up expenses in our new French and Italian sales forces also contributed to the increase in sales and marketing expenses.

General and administrative. General and administrative expense increased 19% to $2.8 million for the three months ended March 31, 2008, from $2.4 million for the three months ended March 31, 2007. The increase was driven primarily by the inclusion of Biomateriali for a full quarter, as well as the effects of foreign currency on expenses denominated in non-U.S. dollars, which added approximately $0.1 million of expense.

Research and development. Research and development expenses increased 17% to $1.4 million for the three months ended March 31, 2008, from $1.2 million for the three months ended March 31, 2007. The increase was primarily the result of our continuing effort to expand our regulatory, clinical, and product development organizations.

Restructuring. Restructuring expenses increased to approximately $0.6 million for the three months ended March 31, 2008, compared to $6,000 in the comparable period in the prior year. The increase was due to severance costs of $0.4 million resulting from the reduction in force of approximately 32 employees, as well as contractual obligations related to non-compete and consulting agreements made with our recently terminated Italian distributor of approximately $0.2 million.

Impairment charge. In January 2008 we were notified by one of our Biomateriali customers that they would no longer purchase certain product lines from us. As a result, we recorded an impairment charge of $0.4 million to write-down intangible assets related to that customer relationship.

Interest income. Interest income was $0.2 million for the three months ended March 31, 2008, compared to $0.4 million for the three months ended March 31, 2007, due to lower average cash balances in the quarter.

Interest expense. Interest expense increased to $16,000 for the three months ended March 31, 2008, from $5,000 in the comparable period in the prior year, primarily due to interest expense related to deferred Biomateriali acquisition payments.

Foreign exchange gains. Foreign exchange gains were $147,000 for the three months ended March 31, 2008, an increase from $29,000 in the year earlier period due to the comparatively weaker U.S. dollar.

Income tax expense. Our provision for income taxes for the three months ended March 31, 2008, was $290,000 compared to $28,000 for the three months ended March 31, 2007. The tax provision was the result of many factors, including the mix of jurisdictional earnings and losses and the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes, which could not be offset by existing deferred tax assets. The provision was also a result of the effects of permanent and discrete tax items related to uncertain international tax positions. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

Liquidity and Capital Resources

At March 31, 2008, our cash and cash equivalents and marketable securities were $17.8 million as compared to $22.9 million at December 31, 2007. Our cash and cash equivalents are primarily highly liquid investments with maturities of 90 days or less at the date of purchase, consist of time deposits and investments in money market funds with commercial banks and financial institutions and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, commercial paper, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any auction-rated securities in our investment portfolio as of March 31, 2008.

The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $4.1 million of asset-backed securities collateralized by first-lien mortgages, credit card debt, and auto loans. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and attempt to mitigate our credit and interest rate exposures. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as necessary. Based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Of the $35.8 million of net proceeds we received in our initial public offering, we have spent $18.0 million as of March 31, 2008, including $3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date), $1.3 million for payment of expenses related to our initial public offering, $5.4 million for acquisitions, $1.4 million for the early termination of our Italian distributor relationship, $0.8 million for the purchase and licensing of technology (of which $0.4 million was expensed on the date of acquisition as in-process research and development), and $1.4 million for capital equipment additions. We expect our cash balances to decrease as we continue to use cash to fund our operations, make acquisitions, and make deferred payments related to prior acquisitions.

Net cash used in operating activities. Net cash used in operating activities was $4.3 million for the three months ended March 31, 2008, and consisted of the $2.6 million net loss, adjusted for non-cash items of $1.1 million (including depreciation and amortization of $0.4 million, stock-based compensation of $0.2 million, an intangibles impairment charges of $0.4 million, and provision for inventory write-offs of $0.1 million) and net cash used from changes in working capital of $2.9 million. The net cash used from changes in working capital was principally the result of a reduction in accounts payable and accrued expenses and an increase in inventories.

Net cash provided by investing activities. Net cash provided by investing activities was $3.2 million for the three months ended March 31, 2008. This was primarily due to the sales and maturities of marketable securities, net of purchases, partially offset by purchases of property and equipment, payments made related to prior year acquisitions, and the purchase of technology and other intangibles.

Net cash used in financing activities. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2008. This was primarily due to the repayment of the revolving line of credit of our Italian subsidiary of $0.3 million, which was partially offset by the proceeds from the issuance of common stock pursuant to the exercise of common stock options and the employee stock purchase plan of $0.1 million.

We expect to continue to generate a net operating loss due to the growth of our business, as well as our operations as a public company. We expect to fund these increased costs and expenditures from our existing cash and cash equivalents and marketable securities. However, our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts; the rate of progress and cost of our research and development activities; patent litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and the number, timing, and nature of acquisitions and other strategic transactions.

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. The loan agreement requires that we meet certain financial and operating covenants. As of March 31, 2008, we did not have an outstanding balance under this facility and were in compliance with these covenants. We believe that our current cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and issuance of debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back, or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may occur.

Contractual Obligations. Our principal contractual obligations consist of purchase commitments, operating leases, and capital leases. The following table summarizes our commitments to settle contractual obligations as of March 31, 2008:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$1,830	$905	$899	$26
Purchase commitments for inventory	6,750	2,976	3,774	—
Fees for termination of distributors	284	284
Acquisition-related obligations	1,302	618	684	—
FIN48 unrecognized tax benefits	48	48

Total contractual obligations	$10,214	$4,831	$5,357	$26

The commitments under our operating leases shown above consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2009; our Sulzbach, Germany, office expiring in 2010; and our Tokyo, Japan, office expiring in 2010.

In addition, there are potential contingent payments associated with the Biomateriali stock purchase agreement and product distribution agreement that could not be resolved beyond reasonable doubt as of March 31, 2008. These contingent payments could total up to $2.2 million (based upon the exchange rates in effect on March 31, 2008). Due to the uncertainly of the future payouts, they have not been recorded as part of the purchase price for Biomateriali. When the contingencies are resolved, they may result in recognition of an additional cost, and the purchase price will be adjusted at that time.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2008.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

We believe that the following financial estimates and related accounting policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in our consolidated financial statements for all periods presented. Management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee of our board of directors and our independent registered public accounting firm. The judgments about those financial estimates are based on information available as of the date of our consolidated financial statements. Those financial estimates and related policies include:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use customer purchase orders or contracts to determine the existence of an arrangement. Substantially all sales transactions are based on prices that are determinable at the time that the customer’s purchase order is accepted by us. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We provide for product returns at the time revenue is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, based on our history of product returns.

Accounts Receivable

Our accounts receivable are with customers based in the U.S. and internationally. Accounts receivable generally are due within 30 to 60 days of invoice and are stated at amounts due from customers, net of an allowance for doubtful accounts and sales returns. We perform ongoing credit evaluations of the financial condition of our customers and adjust credit limits based upon payment history and the current creditworthiness of the customers, as determined by a review of their current credit information. We continuously monitor aging reports, collections, and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we identify.

We write off accounts receivable when they become uncollectible. While such credit losses have historically been within our expectations and allowances, we cannot guarantee the same credit loss rates will be experienced in the future. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a monthly basis, and all past-due balances are reviewed individually for collectability. The provision for the allowance for doubtful accounts is recorded in general and administrative expenses.

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

Share-based Compensation

As disclosed more fully in the notes to the consolidated financial statements, during the three months ended March 31, 2008, we granted stock options at an exercise price of $6.20 and restricted stock units with fair value price of $4.75. Total share-based compensation during the three months ended March 31, 2008, was $0.2 million. Determining the appropriate fair value model and calculating the fair value of employee stock options requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R), Share-Based Payment.

Valuation of Goodwill and Other Intangibles

When we acquire another company, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the carrying value of goodwill based on a single reporting unit annually as of December 31 and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single unit and therefore that fair value is based on the our market capitalization. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts. Goodwill was $11.0 million as of March 31, 2008, and $10.9 million as of December 31, 2007. We have determined that no impairment indicators exist as of March 31, 2008.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 5 to 17 years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. The evaluation of asset impairments related to other intangible assets requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. In January 2008 we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase certain product lines from us, and, as a result, we incurred an impairment charge of $0.4 million related to the write-down of certain acquired intangible assets related to that customer relationship. Other intangible assets, net of accumulated amortization, were $3.5 million as of March 31, 2008, and $3.9 million as of December 31, 2007.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. We record charges for losses that are probable in connection with litigation and claims against us when we can reasonably estimate these losses. During the three months ended March 31, 2008 and 2007, we were not subject to any material litigation, claims, or assessments.

Restructuring

We record restructuring charges incurred in connection with reductions in force, consolidation or relocation of operations, exited business lines, shutdowns of specific sites, and the termination of distributor relationships. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within 12 months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

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

Marketable Securities

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments, primarily marketable debt securities, commercial paper, and U.S. government securities, are classified as available-for-sale and are carried at fair market value at March 31, 2008. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with original maturities of greater than 90 days to be short-term investments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2008. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

New Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’ derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations, or liquidity.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis for business combinations entered into subsequent to December 31, 2008.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We do not expect that the adoption of SFAS No. 160 will have a material effect on our consolidated results of operations and financial condition.

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue on the classification of the payments between participants of the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact of EITF 07-01 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could adversely affect our financial results. For the three months ended March 31, 2008, approximately 46% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the quarter ended March 31, 2008, were denominated in the euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded $147,000 and $29,000 foreign currency gains for the three months ended March 31, 2008 and 2007, respectively, related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at March 31, 2008, is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and corporate issuers and consists primarily of short-term investments. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Credit Risk. In addition to a decline in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a decline in the fair value of our investment portfolio. The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $4.1 million of asset-back securities collateralized by first-lien mortgages, credit card debt, and auto loans. We did not hold any auction-rated securities in our investment portfolio as of March 31, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with our policies. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

Item 4.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the identification of a material weakness in internal control over financial reporting with respect to the determination of certain accruals and the related inadequate reconciliation and review procedures of the financial statement close process, as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

We have commenced plans to implement enhancements to our internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:

We have hired new finance personnel.

We have provided additional training for finance personnel.

We have instituted policies and procedures to enhance systematic review of certain accruals, reconciliations, and the review of the financial statement close.

We believe we are taking the steps necessary to remediate this material weakness. We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate. Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a sufficient period of time to allow for effective testing, and are tested, and management concludes that these controls are operating effectively. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for those items noted above, as well as the implementation of financial consolidation software, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. In addition, Q1 2008 was the first full quarter that included the results of Biomateriali S.r.l., acquired on December 20, 2007, in our consolidated financial statements, and as such we incorporated Biomateriali into our corporate closing and consolidation process. We are still in the process of integrating Biomateriali’s financial operations, and our management has not yet conducted testing related to our internal controls over financial reporting at Biomateriali.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not party to any material pending or threatened litigation.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

For the three months ended March 31, 2008, we repurchased 1,769 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

	Issuer Purchases and Other Acquisitions of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchaed
January 1, 2008, through March 31, 2008	1,769	$4.79	N/A	N/A

Total	1,769	$4.79	N/A

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2008.

LEMAITRE VASCULAR

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