Form 10-Q
period 2008-06-30
LEMAITRE VASCULAR INC
filed 2008-08-13
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The registrant had 15,616,800 shares of common stock, $.01 par value per share, outstanding as of August 11, 2008.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) June 30 2008	December 31 2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$10,648	$6,397
Marketable securities	7,623	16,198
Accounts receivable, net of allowances of $188 at June 30, 2008, and $219 at December 31, 2007	7,148	7,020
Inventory	9,658	9,589
Prepaid expenses and other current assets	2,447	2,562

Total current assets	37,524	41,766
Property and equipment, net	2,820	2,891
Goodwill	10,959	10,942
Other intangibles, net	3,349	3,886
Other assets	1,376	1,372

Total assets	$56,028	$60,857

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$262
Accounts payable	2,108	2,271
Accrued expenses	4,991	6,661
Acquisition-related obligations	1,386	851

Total current liabilities	8,485	10,045
Long-term debt	45	42
Deferred tax liabilities	1,351	996
Other long-term liabilities	456	1,188

Total liabilities	10,337	12,271
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,574,254 shares at June 30, 2008, and 15,516,412 shares at December 31, 2007	156	155
Additional paid-in capital	61,717	61,187
Accumulated deficit	(16,369)	(12,880)
Accumulated other comprehensive income	371	291
Treasury stock, at cost; 30,799 shares at June 30, 2008, and 26,852 shares at December 31, 2007	(184)	(167)

Total stockholders’ equity	45,691	48,586

Total liabilities and stockholders’ equity	$56,028	$60,857

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$12,739	$10,315	$24,586	$20,198
Cost of sales	3,853	2,702	7,211	5,215

Gross profit	8,886	7,613	17,375	14,983

Sales and marketing	5,153	4,737	10,981	9,548
General and administrative	2,733	2,206	5,561	4,576
Research and development	1,474	1,118	2,824	2,272
Restructuring charges	347	(1)	980	5
Impairment charge	48	—	483	7

Total operating expenses	9,755	8,060	20,829	16,408

Loss from operations	(869)	(447)	(3,454)	(1,425)

Other income (expense):
Interest income	120	344	298	697
Interest expense	(16)	—	(32)	(1)
Foreign currency gains	19	34	166	61
Other expense, net	(5)	(6)	(2)	(8)

Loss before income taxes	(751)	(75)	(3,024)	(676)
Provision (benefit) for income taxes	175	(302)	465	(274)

Net (loss) income	$(926)	$227	$(3,489)	$(402)

Net (loss) income per share of common stock:
Basic	$(0.06)	$0.01	$(0.22)	$(0.03)

Diluted	$(0.06)	$0.01	$(0.22)	$(0.03)

Weighted-average shares outstanding:
Basic	15,542	15,378	15,524	15,358

Diluted	15,542	15,760	15,524	15,358

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30
	2008	2007
	(in thousands)
Operating activities
Net loss	$(3,489)	$(402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924	684
Stock-based compensation	344	239
Accretion of discount on marketable securities	(71)	(97)
Impairment charges	483	7
Provision for losses in accounts receivable	27	48
Provision for inventory write-downs	515	273
Loss on sales of marketable securities	42	2
Loss on disposal of property and equipment	5	5
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	78	(995)
Inventory	(296)	(1,416)
Prepaid expenses and other assets	154	343
Accounts payable and other liabilities	(1,913)	(532)

Net cash used in operating activities	(3,197)	(1,841)
Investing activities
Purchase of property and equipment	(554)	(529)
Payments related to acquisitions	(272)	(432)
Purchase of technology and licenses	(103)	—
Sales and maturities of marketable securities	8,406	5,867
Purchases of marketable securities	—	(8,071)
Other assets	—	1

Net cash provided by (used in) investing activities	7,477	(3,164)
Financing activities
Proceeds from issuance of common stock	186	85
Repayment of revolving line of credit	(262)	—
Principal payments on capital lease obligations	—	(32)
Expenses associated with equity transactions	—	(121)
Purchase of treasury stock	(17)	—

Net cash used in financing activities	(93)	(68)
Effect of exchange rate changes on cash and cash equivalents	64	(79)

Net increase (decrease) in cash and cash equivalents	4,251	(5,152)
Cash and cash equivalents at beginning of period	6,397	17,626

Cash and cash equivalents at end of period	$10,648	$12,474

Supplemental disclosures of cash flow information (see Note 15).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. LeMaitre Vascular develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are thoracic stent grafts, abdominal stent grafts, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, remote endarterectomy devices, covered stents, contrast injectors, balloon catheters, vascular grafts, vein strippers, cholangiogram catheters, and vascular access ports. We also distribute in 11 European countries an abdominal stent graft manufactured by a third party. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Rome, Italy, Brindisi, Italy, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Certain prior year amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to the current period’s presentation.

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK (successor to LeMaitre Vascular KK, reorganized in June 2007), LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS (organized in 2007), Biomateriali S.r.l. (acquired in 2007), and LeMaitre Vascular S.r.l. (organized in 2007). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue, including the classification of the payments between participants in the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact of EITF 07-1 on our financial position and results of operations.

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are our inability to record a tax benefit on its losses generated in the United States, coupled with a tax provision on foreign earnings, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded. In addition, we recorded a one-time tax benefit of $0.5 million related to the reorganization of our Japanese subsidiary in June 2007 for which a loss carry back was realized.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in prior periods.

We have not identified any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending June 30, 2009, except with respect to matters that may be identified under audit that we cannot reasonably estimate as discussed in our audited consolidated financial statements as of and for the year ended December 31, 2007, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission. As of June 30, 2008, the liability for unrecognized tax benefits was approximately $28,000. There was no change in the liability during the six months ended June 30, 2008.

As of January 1, 2008, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States—federal	2006 and forward
Germany	2007
Japan	2004 and forward
Italy	2007
France	2007

4. Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$2,271	$2,374
Work-in-process	1,384	1,540
Finished products	6,003	5,675

Total inventory	$9,658	$9,589

5. Goodwill and other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows:

June 30, 2008
(in thousands)
Beginning balance	$10,942
Adjustments to purchase price on prior year acquisitions:
Cardiovascular Innovations acquisition	5
Vascular Architects acquisition	12

Ending balance	$10,959

The components of our identifiable intangible assets are as follows:

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
			(in thousands)
Patents	$2,276	$656	$1,620	$2,184	$532	$1,652
Trademarks and technology licenses	1,275	429	846	1,265	356	909
Customer relationships	881	157	724	1,233	92	1,141
Other intangible assets	184	25	159	190	6	184

Total identifiable intangible assets	$4,616	$1,267	$3,349	$4,872	$986	$3,886

Intangible assets are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense amounted to $104,000 and $63,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. Amortization expense amounted to $233,000 and $118,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the reminder of 2008 and each of the five succeeding fiscal years is as follows:

(in thousands)
2008 (remaining 6 months)	$250
2009	453
2010	443
2011	422
2012	378
2013	294

In June 2008, we recognized an impairment charge of $48,000 related to patents which were deemed to have no value based upon a lack of future expected economic benefits. In January 2008, we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we incurred an impairment charge of $435,000 due to the write-down of related intangible assets.

6. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants. As of June 30, 2008 and December 31, 2007, we did not have an outstanding balance under this facility and we were in compliance with these covenants.

In addition, at the acquisition date, Biomateriali had two existing revolving lines of credit with their bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers. Loans made under these lines bear interest at 20% per annum. On December 31, 2007, we had $0.3 million of borrowings outstanding under one of these lines of credit, which were paid in full in January 2008. As of June 30, 2008, we did not have an outstanding balance under either of these two Biomateriali lines of credit.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Compensation and related taxes	$2,930	$3,146
Restructuring	96	1,129
Income and other taxes	524	673
Professional fees	351	811
Other	1,090	902

Total	$4,991	$6,661

8. Restructuring Charges

During the three months ended June 30, 2008, we incurred $0.3 million of restructuring charges, primarily related to a termination agreement with a former Italian distributor. During the six months ended June 30, 2008, we incurred $1.0 million of restructuring charges. Included in the restructuring charges for the six months ended June 30, 2008 were $0.6 million for contractual obligations associated with non-compete and consulting agreements related to termination agreements with two former European distributors and $0.4 million for severance costs related to a reduction in force of 32 employees that we initiated in the first quarter.

The components of the restructuring charges are follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Severance	$20	$(1)	$379	$5
Distributor termination costs	327	—	601	—

Total	$347	$(1)	$980	$5

Activity related to accrued restructuring costs is as follows:

	Six months ended June 30
	2008	2007
	(in thousands)
Balance at beginning of period	$1,129	$46
Plus:
Current period restructuring costs	980	5
Other	21
Less:
Payments for termination of contractual obligations	1,751	—
Payment of employee severance costs	283	34

Balance at end of period	$96	$17

We expect that the remaining restructuring costs will be paid over the next 12 months.

9. Comprehensive Loss

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive loss was as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income (loss)	$(926)	$227	$(3,489)	$(402)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(230)	(44)	(174)	(23)
Foreign currency translation adjustment	(96)	(27)	254	18

Total other comprehensive income (loss)	(326)	(71)	80	(5)

Comprehensive income (loss)	$(1,252)	$156	$(3,409)	$(407)

10. Commitments and Contingencies

As part of our normal course of business, we have minimum inventory purchase commitments totaling $3.3 million for 2008 and $3.8 million for 2009. As of June 30, 2008, we had purchased approximately $1.1 million toward fulfilling our 2008 purchase commitments.

In addition, there are potential contingent payments associated with the Biomateriali stock purchase agreement and product distribution agreement that could not be determined beyond a reasonable doubt as of June 30, 2008. These contingent payments could total up to $2.4 million based upon the exchange rate effective on June 30, 2008. Due to the uncertainly of the future payouts, they have not been recorded as part of the purchase price for Biomateriali. When the contingencies are resolved, they may result in recognition of an additional cost and the purchase price would be adjusted at that time.

In March 2008, we provided notice of an indemnity claim to the sellers of Biomateriali, contending that the sellers breached certain representations and warranties in the purchase agreement by failing to adequately disclose material information regarding a customer relationship. In June 2008, we made additional indemnity claims regarding inventory and government subsidies to the sellers of Biomateriali. We have demanded the payment of damages of approximately $1.1 million, based upon the exchange rate effective on June 30, 2008, and have ceased making certain post-closing payments to the sellers pending resolution of these indemnity claims. As of June 30, 2008, we had not adjusted the purchase accounting related to Biomateriali for these claims.

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. LeMaitre Vascular GmbH, our German subsidiary, records all sales in Europe and to distributors worldwide, excluding sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Japan, Korea, and Taiwan (LeMaitre Vascular GK); and worldwide sales of Biomateriali S.r.l. products. Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
LeMaitre Vascular, Inc.	$6,802	$6,074	$13,256	$11,996
LeMaitre Vascular GmbH	4,452	4,036	8,559	7,824
Other entities	1,485	205	2,771	378

Total	$12,739	$10,315	$24,586	$20,198

We sell products in three product categories—Endovascular & Dialysis Access, Vascular, and General Surgery—and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Endovascular & Dialysis Access	$4,328	$3,672	$7,870	$7,045
Vascular	7,290	5,660	14,613	11,234
General Surgery	1,022	983	1,926	1,919

	12,640	10,315	24,409	20,198
OEM	99	—	177	—

Total	$12,739	$10,315	$24,586	$20,198

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

The components of share-based compensation expense are as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Stock option awards to employees under SFAS No. 123(R)	$57	$51	$127	$115
Restricted stock awards under SFAS No. 123(R)	114	68	218	124
Employee stock purchase plan	—	—	7	—
Stock option awards to non-employees under SFAS No. 123	—	3	(8)	—

Total share-based compensation	$171	$122	$344	$239

We have computed the fair value of employee stock options for option grants made during the six months ended June 30, 2008 using the Black-Scholes option model with the following weighted-average assumptions and weighted-average fair values:

2008
Dividend yield	0.0%
Volatility	51.3%
Risk-free interest rate	3.3%
Weighted average expected option term (in years)	4.9
Weighted average fair value per share of options granted	$1.63

There were no stock option grants made during the six months ended June 30, 2007.

The weighted-average fair value per share of restricted stock unit grants issued for the six-months ended June 30, 2008 and 2007 were $4.56 and $6.08, respectively.

13. Net Loss per Share

The computation of basic and diluted net loss per share is as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income (loss)	$(926)	$227	$(3,489)	$(402)

Weighted average shares outstanding	15,542	15,378	15,524	15,358

Net income (loss) per share	$(0.06)	$0.01	$(0.22)	$(0.03)

Diluted:
Net income (loss)	$(926)	$227	$(3,489)	$(402)

Weighted average shares of common stock	15,542	15,760	15,524	15,358

Net income (loss) per share	$(0.06)	$0.01	$(0.22)	$(0.03)

Calculation of weighted average shares
Weighted-average shares of common stock outstanding	15,542	15,378	15,524	15,358
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	—	382	—	—

Shares used in computing diluted net income (loss) per common share	15,542	15,760	15,524	15,358

For the three months and six months ended June 30, 2008, 1,174,664 and 1,204,426 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. For the three months and six months ended June 30, 2007, 792,005 and 1,212,648 weighted-average shares of restricted common stock and options to purchase common stock were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

We have never declared cash dividends and do not expect to do so in the foreseeable future.

14. Stockholders’ Equity

Undesignated Preferred Stock

We have 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued, or outstanding as of June 30, 2008 or as of December 31, 2007.

Employee Stock Purchase Plan

Our employee stock purchase plan enables eligible employees to purchase shares of our common stock. Eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees may elect to have up to 10 percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. On February 1, 2008, 13,103 shares were purchased at a purchase price of $4.96 per share. As of June 30, 2008, 223,119 shares were reserved and are available for issuance under this plan.

15. Supplemental Cash Flow Information

	For the six months ended June 30
	2008	2007
	(in thousands)
Cash paid for income taxes, net	$64	$572
Cash paid for interest	$—	$1

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$17	$—

16. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. The adoption of SFAS No. 157 did not impact our financial position, results of operations, or liquidity. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations, or liquidity. SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value, as well as the assets and liabilities that we value using those levels of inputs.

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

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects, and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance, or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace and to develop or acquire and then successfully market new and enhanced products;

•	our ability to successfully identify, acquire, and integrate new products, businesses, and technologies and realize expected benefits;

•	a highly competitive market for medical devices;

•	the effect of a disaster at any of our manufacturing facilities;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	the loss of any distributor or any significant customer, especially in regard to any product that has a limited distributor or customer base;

•	our ability to adequately grow our operations and attain sufficient operating scale;

•	our ability to obtain adequate profit margins;

•	our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete, or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our ability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements, or that otherwise could materially adversely affect our business, financial condition, or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2007, under the heading “Part I – Item 1A. Risk Factors” and those risk factors included under the heading “Part II – Item 1A. Risk Factors” in this quarterly report.

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

LeMaitre, AnastoClip, EndoFit, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, NovaSil, OptiLock, Periscope, Pruitt, Pruitt-Inahara, Reddick, TT, UniFit, VascuTape, VCS, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and Albograft, aSpire, Biomateriali, EndoHelix, EndoRE, F3, Martin, and TAArget are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

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

Below is a listing of our product lines and product categories:

•

Our Endovascular & Dialysis Access product category includes our TAArget Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, LeverEdge Contrast Injector, and aSpire Covered Stent. We also report our distribution sales of the Endologix Powerlink System within this product category.

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

We sell our products primarily through a direct sales force. Our sales force was comprised of 50 sales representatives in North America, the European Union, and Japan as of June 30, 2008. We also sell our products through a network of distributors in various countries outside of the United States and Canada. In 2007, approximately 90% of our net sales were direct-to-hospital. For the six-months ended June 30, 2008, approximately 87% of our net sales were direct-to-hospital.

Our worldwide headquarters are in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. For the six months ended June 30, 2008, approximately 46% of our net sales were denominated in currencies other than the U.S. dollar. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for reporting purposes.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period.

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of the quarters listed:

	2008		2007				2006
(in thousands)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	$12,739	$11,847	$11,104	$10,144	$10,315	$9,883	$8,757	$8,540	$8,760	$8,571
Impact of currency exchange rate fluctuations (1)	836	674	439	253	267	322	232	135	(1)	(287)
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	929	1,133	1,116	635	567	455	(252)	(383)	(107)	37

(1)	Represents the impact of the change in foreign exchange rates over the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, and shown in the current period only.

Results of Operations

Comparison of the three and six months ended June 30, 2008, to the three and six months ended June 30, 2007

The following table sets forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended June 30			Six months ended June 30
	2008	2007	Percent change	2008	2007	Percent change
	($ in thousands)			($ in thousands)
Net sales	$12,739	$10,315	23%	$24,586	$20,198	22%
Cost of sales	3,853	2,702	43%	7,211	5,215	38%

Gross profit	8,886	7,613	17%	17,375	14,983	16%
Operating expenses:
Sales and marketing	5,153	4,737	9%	10,981	9,548	15%
General and administrative	2,733	2,206	24%	5,561	4,576	22%
Research and development	1,474	1,118	32%	2,824	2,272	24%
Restructuring charges (credits)	347	(1)	*	980	5	*
Impairment charge	48	—	*	483	7	*

Loss from operations	(869)	(447)	94%	(3,454)	(1,425)	142%
Other income (expense):
Interest income	120	344	(65)%	298	697	(57)%
Interest expense	(16)	—	*	(32)	(1)	3100%
Foreign currency gains	19	34	(44)%	166	61	172%
Other expense, net	(5)	(6)	(17)%	(2)	(8)	(75)%

Loss before income taxes	(751)	(75)	901%	(3,024)	(676)	347%
Provision (benefit) for income taxes	175	(302)	(158)%	465	(274)	(270)%

Net income (loss)	$(926)	$227	(508)%	$(3,489)	$(402)	768%

Net sales by product category:
Endovascular & Dialysis Access	$4,328	$3,672	18%	$7,870	$7,045	12%
Vascular	7,290	5,660	29%	14,613	11,234	30%
General Surgery	1,022	983	4%	1,926	1,919	0%

	12,640	10,315	23%	24,409	20,198	21%
OEM	99	—	*	177	—	*

Total	$12,739	$10,315	23%	$24,586	$20,198	22%

Net sales by geography:
United States and Canada	$6,802	$6,074	12%	$13,256	$11,996	11%
Outside the United States and Canada	5,937	4,241	40%	11,330	8,202	38%

Total	$12,739	$10,315	23%	$24,586	$20,198	22%

*	Not a meaningful percentage relationship.

Net sales. Net sales increased 23% to $12.7 million for the three months ended and 22% to $24.6 million for the six months ended June 30, 2008 compared to $10.3 million and $20.2 million for the three and six months ended June 30, 2007, respectively. Sales growth was driven by the positive effects of currency exchange rate fluctuations, the inclusion of sales of Biomateriali products and EndoRE Devices, each acquired in the second half of 2007 and not sold by the Company during the prior periods, as well as greater sales of the Powerlink System, higher average selling prices across nearly all product lines, and increased sales of the Expandable LeMaitre Valvulotome. Sales growth was offset primarily by comparatively weak sales in Italy during the three months ended March 31, 2008, as we transitioned our sales channel from an independent distributor to a direct sales organization and the distributor sold out its remaining inventory. We believe this issue to be resolved, though there can be no assurance that we will be successful in building an effective Italian sales organization. To a lesser extent, sales were also offset by customer satisfaction issues during the initial launch of our new TT Introducer System.

For the three months ended June 30, 2008 sales in our endovascular and dialysis access product category increased by 18%, sales in our vascular product category increased by 29%, and sales in our general surgery category increased by 4% over the same period in the previous year, and for the six months ended June 30, 2008, sales in our endovascular and dialysis access product category increased by 12%, sales in our vascular product category increased by 30%, and sales in our general surgery category were unchanged over the same period in the previous year. The strong performance of the vascular category reflects in part the addition of our recently acquired products. Direct-to-hospital net sales were 88% of total net sales for both the three months ended June 30, 2008 and the three months ended June 30, 2007. Direct-to-hospital net sales were 87% of total net sales for the six months ended June 30, 2008, as compared to 88% for the six months ended June 30, 2007. In both periods, the effects of our new direct sales initiatives in France, Italy and Ireland were offset by the inclusion of Albograft Vascular Graft sales to an exclusive distributor.

The impact of foreign currency fluctuations and changes in business activities are listed in the table in the Overview Section above.

Net sales by geography. Net sales in the United States and Canada increased 12% to $6.8 million for the three months ended and 11% to $13.3 for the six months ended June 30, 2008, compared to $6.1 million and $12.0 million for the three and six months ended June 30, 2007, respectively. This increase was largely a result of the inclusion of the recently acquired EndoRE Devices, higher average selling prices across nearly all product lines, strong Expandable LeMaitre Valvulotome sales, and increased sales representative efficiency. Net sales outside the United States and Canada increased 40% to $5.9 million for the three months ended and 38% to $11.3 million for the six months ended June 30, 2008, compared to $4.2 million and $8.2 million for the three and six months ended June 30, 2007, respectively. This increase was attributable to the positive effects of currency exchange rate fluctuations, the inclusion of sales of the recently acquired Biomateriali products, increased sales of the Powerlink System, increased sales of the UniFit Abdominal Stent Graft, and increased sales of the Expandable LeMaitre Valvulotome, and was offset primarily by comparatively weak sales in Italy during the three months ended March 31, 2008, as well as customer satisfaction issues during the initial launch of our new TT Introducer System. Outside the United States and Canada, direct-to-hospital net sales represented 74% and 71% of the total net sales for the three and six months ended June 30, 2008, compared to 71% for both the three and six months ended June 30, 2007. In both periods, the direct-to-hospital effects of our new direct sales initiatives in France, Italy and Ireland were offset by the inclusion of Albograft Vascular Graft sales to an exclusive distributor.

Gross profit. Gross profit increased 17% to $8.9 million for the three months ended and 16% to $17.4 million for the six months ended June 30, 2008, from $7.6 million and $15.0 million for the three and six months ended June 30, 2007, respectively. The increase in gross profit was primarily driven by higher net sales, as discussed above. As a percentage of net sales, gross profit was 69.8% compared to 73.8% for the three months ended and 70.7% compared to 74.2% for the six months ended in the comparable periods in the prior year. The decrease in gross margin was primarily due to the inclusion of comparatively lower margin sales by our Biomateriali subsidiary, which we acquired in December 2007, increased sales of the Powerlink System, which we distribute for a third party at comparatively lower gross margins, and increased unit manufacturing costs in our Burlington, Massachusetts headquarters as we slowed production. This decline was partially offset by higher average selling prices across nearly all product lines.

Sales and marketing. Sales and marketing expenses increased 9% to $5.2 million for the three months ended and 15% to $11.0 million for the six months ended June 30, 2008, from $4.7 million and $9.5 million for the three and six months ended June 30, 2007, respectively. This change for the six months ended June 30, 2008 was driven primarily by the increase in the size of our European sales organization as a result of the start-up of our French and Italian sales efforts of $1.0 million and foreign currency exchange rate fluctuations $0.6 million. These factors were the primary drivers for the change in the results for the three months ended June 30, 2008. As of June 30, 2008, we employed 50 sales representatives and 10 sales managers worldwide as compared to 48 sales representatives and 14 sales managers worldwide as of June 30, 2007.

General and administrative. General and administrative expense increased 24% to $2.7 million for the three months and 22% to $5.6 million for the six months ended June 30, 2008, from $2.2 million and $4.6 million for the three and six months ended June 30, 2007. The increase for the six months ended June 30, 2008 was driven primarily by the inclusion of our Biomateriali, French, and Italian subsidiaries of $0.4 million, the negative effects of currency exchange rate fluctuations on the general and administrative expenses of $0.2 million, and increased audit fees. These factors were the primary drivers for the change in the results for the three months ended June 30, 2008.

Research and development. Research and development expenses increased 32% to $1.5 million for the three months ended and 24% to $2.8 million for the six months ended June 30, 2008, from $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively. The increase primarily reflected the increased expense of the UNITE Trial, which did not commence patient enrollment until June 2007, as well as other increased clinical and regulatory spending, as we seek to obtain clearances to sell new or existing products in new markets. We anticipate that research and development expenses will continue to increase as newer UNITE Trial centers commence patient enrollment and new products efforts undergo applicable testing regimes.

Restructuring. Restructuring expenses increased to approximately $0.3 million for the three months and $1.0 million for the six months ended June 30, 2008, compared to a $1,000 restructuring credit and a $5,000 expense in the comparable periods in the prior year. The increase was due to payments related to non-compete and consulting agreements made with our recently terminated Italian distributor of approximately $0.6 million, as well as, severance costs of $0.4 million resulting from the reduction in force of 32 employees in the first quarter.

Impairment charge. In January 2008, we were notified by one of our Biomateriali customers that they would no longer purchase a certain product line from us. As a result, we recorded an impairment charge of $0.4 million to write-down intangible assets related to that customer relationship in the quarter ended March 31, 2008. In June 2008, we recognized an impairment charge of $48,000 related to patents which were deemed to have no value based upon a lack of future expected economic benefits.

Interest income. Interest income was $0.1 million for the three months and $0.3 million for the six months ended June 30, 2008, compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2007, due to lower average cash balances in the quarter and year-to-date periods.

Interest expense. Interest expense increased to $16,000 for the three months ended and $32,000 for the six months ended June 30, 2008, from $0 and $1,000 in the comparable periods in the prior year, primarily due to interest expense related to deferred Biomateriali acquisition payments.

Foreign exchange gains. Foreign exchange gains were $19,000 for the three months ended and $166,000 for the six months ended June 30, 2008, compared to $34,000 and $61,000 in the comparable periods in the prior year due to the comparatively weaker U.S. dollar.

Income tax expense. Our provision for income taxes for the three months ended June 30, 2008, was $0.2 million compared to a benefit of $0.3 million for the three months ended June 30, 2007. Our provision for income taxes for the six months ended June 30, 2008, was $0.5 million compared to a benefit of $0.3 million for the six months ended June 30, 2007. In 2007, we recorded a one-time tax benefit of $0.5 million related to the reorganization of our Japanese subsidiary in June 2007 for which a loss carry back was realized. In 2008, the income tax provision was driven by taxable earnings in foreign subsidiaries and the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes, which could not be offset by existing deferred tax assets. The provision was also a result of the effects of permanent and discrete tax items related to uncertain international tax positions. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

Liquidity and Capital Resources

At June 30, 2008, our cash and cash equivalents and marketable securities were $18.3 million as compared to $22.6 million at December 31, 2007. Our cash and cash equivalents are primarily highly liquid investments with maturities of 90 days or less at the date of purchase, consist of time deposits and investments in money market funds with commercial banks and financial institutions and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, commercial paper, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any auction-rated securities in our investment portfolio as of June 30, 2008.

The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $3.4 million of asset-backed securities collateralized by first-lien mortgages, credit card debt, and auto loans. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and attempt to mitigate our credit and interest rate exposures. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as necessary. Based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Of the $35.8 million of net proceeds we received in our initial public offering, we have spent $18.9 million as of June 30, 2008, including $3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date), $1.3 million for payment of expenses related to our initial public offering, $5.4 million for acquisitions, $1.8 million for the early termination of our Italian distributor relationship, $0.8 million for the purchase and licensing of technology (of which $0.4 million was expensed on the date of acquisition as in-process research and development), and $1.7 million for capital equipment additions. Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, and make deferred payments related to prior acquisitions.

Net cash used in operating activities. Net cash used in operating activities was $3.2 million for the six months ended June 30, 2008, and consisted of the $3.5 million net loss, adjusted for non-cash items of $2.3 million (including depreciation and amortization of $0.9 million, stock-based compensation of $0.3 million, an intangibles impairment charges of $0.5 million, and provision for inventory write-offs of $0.5 million) and net cash used from changes in working capital of $2.0 million. The net cash used from changes in working capital was principally the result of a reduction in accounts payable and accrued expenses and to a lesser extent an increase in inventories.

Net cash provided by investing activities. Net cash provided by investing activities was $7.5 million for the six months ended June 30, 2008. This was primarily due to sales and maturities of marketable securities of $8.4 million, partially offset by purchases of property and equipment of $0.6 million, payments made related to prior year acquisitions of $0.3 million, and the purchase of technology and other intangibles of $0.1 million.

Net cash used in financing activities. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2008. This was primarily due to the repayment of the revolving line of credit of our Italian subsidiary of $0.3 million, which was partially offset by the proceeds from the issuance of common stock pursuant to the exercise of common stock options and the employee stock purchase plan of $0.2 million.

We may continue to generate a net operating loss due to our investment in growing our business, as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities. However, our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products;

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

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. The loan agreement requires that we meet certain financial and operating covenants. As of June 30, 2008, we did not have an outstanding balance under this facility and were in compliance with these covenants. We believe that our current cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and issuance of debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back, or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may occur.

Contractual Obligations. Our principal contractual obligations consist of purchase commitments, operating leases, and capital leases. The following table summarizes our commitments to settle contractual obligations as of June 30, 2008:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$2,171	$1,094	$956	$121
Purchase commitments for inventory	5,978	4,091	1,887	—
Fees for termination of distributors	20	20	—	—
Acquisition-related obligations	1,415	1,415	—	—
FIN48 unrecognized tax benefits	28	28	—	—

Total contractual obligations	$9,612	$6,648	$2,843	$121

The commitments under our operating leases shown above consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2009; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, expiring in 2010.

In addition to the contractual obligations detailed above, there are potential contingent payments associated with the Biomateriali stock purchase agreement and product distribution agreement that could not be resolved beyond a reasonable doubt as of June 30, 2008. These contingent payments could total up to $2.4 million based upon the exchange rate effective on June 30, 2008. Due to the uncertainly of the future payouts, they have not been recorded as part of the purchase price for Biomateriali. When the contingencies are resolved, they may result in recognition of an additional cost, and the purchase price would be adjusted at that time.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008.

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

Share-based Compensation

Determining the appropriate fair value model and calculating the fair value of employee stock options requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R), Share-Based Payment. We estimate expected volatility based on the historical volatility of the company’s stock. The expected lives of the options were estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to compensation expense may be required.

Valuation of Goodwill and Other Intangibles

When we acquire another company, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the carrying value of goodwill based on a single reporting unit annually as of December 31 and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single reporting unit and therefore that fair value is based on the our market capitalization. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts. Goodwill was $11.0 million as of June 30, 2008, and $10.9 million as of December 31, 2007. We have determined that no impairment indicators exist as of June 30, 2008.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 5 to 17 years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. The evaluation of asset impairments related to other intangible assets requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. In January 2008 we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we recorded an impairment charge of $0.4 million related to the write-down of certain acquired intangible assets related to that customer relationship. In June 2008, we recorded an impairment charge of $48,000 related to patents which were deemed to have no value based upon a lack of future expected economic benefits. Other intangible assets, net of accumulated amortization, were $3.3 million as of June 30, 2008, and $3.9 million as of December 31, 2007.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. We record charges for losses that are probable in connection with litigation and claims against us when we can reasonably estimate these losses. At June 30, 2008, we were not subject to any material litigation, claims, or assessments.

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

Marketable Securities

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments, primarily marketable debt securities, commercial paper, and U.S. government securities, are classified as available-for-sale and are carried at fair market value at June 30, 2008. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with original maturities of greater than 90 days to be short-term investments. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue on the classification of the payments between participants in the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact of EITF 07-01 on our financial position and results of operations.

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could adversely affect our financial results. For the three and six months ended June 30, 2008, approximately 47% and 46%, respectively, of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the quarter ended June 30, 2008, were denominated in the euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded $19,000 and $34,000 foreign currency gains for the three months ended June 30, 2008 and 2007, respectively, and $166,000 and $61,000 foreign currency gains for the six months ended June 30, 2008 and 2007, respectively, related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at June 30, 2008, is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and corporate issuers and consists primarily of short-term investments. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Credit Risk. In addition to a decline in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a decline in the fair value of our investment portfolio. The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $3.4 million of asset-back securities collateralized by first-lien mortgages, credit card debt, and auto loans. We did not hold any auction-rated securities in our investment portfolio as of June 30, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with our policies. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

We have implemented enhancements to our internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps include:

We have hired new finance personnel.

We have provided additional training for finance personnel.

We have instituted policies and procedures to enhance systematic review of certain accruals, reconciliations, and the review of the financial statement close.

We believe we have taken the steps necessary to remediate this material weakness. We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate. Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are operational for a sufficient period of time to allow for effective testing, and are tested, and management concludes that these controls are operating effectively. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except for those items noted above, as well as the implementation of financial consolidation software, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. In addition, the quarter ended June 30, 2008 was the second full quarter that included the results of Biomateriali S.r.l., acquired on December 20, 2007, in our consolidated financial statements, and as such we incorporated Biomateriali into our corporate closing and consolidation process. We are still in the process of integrating Biomateriali’s financial operations, and our management has not yet conducted testing related to our internal controls over financial reporting at Biomateriali.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not party to any material pending or threatened litigation.

Item 1A.	Risk Factors

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008, we describe risk factors related to LeMaitre Vascular. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

We are not likely to continue to increase our cash and marketable securities balance in the near term, and, as a result, we may require additional capital, which may not be available on terms acceptable to us or at all. Failure to attract additional capital on terms acceptable to us could impair our growth.

While we reported an increase to our cash and marketable securities in the three months ended June 30, 2008, we had negative cash flow from operations in the six months ended June 30, 2008, and we may require additional capital to execute our strategies and further expand our business. If our cash reserves, together with cash available under our credit facility and cash generated internally, are insufficient to fund our operations or our capital requirements, particularly those related to potential future acquisitions, we will require additional debt or equity financing. Equity financing, if available, may be dilutive to our stockholders. If we raise additional capital through the issuance of debt, this debt will be senior to our outstanding shares of capital stock upon our liquidation. Financing may not be available or, if available, may not be available on terms acceptable to us and could result in significant stockholder dilution. In addition, covenants in debt financing arrangements may restrict our ability to operate our business or obtain additional debt financing. These covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. We may also elect to raise additional funds through collaboration, licensing, marketing, or similar arrangements, and these arrangements may require us to relinquish valuable rights to our products or proprietary technologies, or grant licenses that are not favorable to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, delaying or postponing our product development efforts (including clinical studies), selling assets, restructuring our operations, or refinancing our indebtedness.

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

In March 2008, we provided notice of an indemnity claim under the Biomateriali purchase agreement to the sellers of Biomateriali, contending that the sellers breached certain representations and warranties in the purchase agreement by failing to adequately disclose material information regarding the Sorin customer relationship. We have since made other indemnity claims related to inventory and government subsidies. We have demanded the payment of damages of approximately $1.1 million (denominated in Euros) and have ceased making certain post-closing payments to the sellers pending resolution of this indemnity claim.

There are also a number of contingent liabilities that we may face relating to the Biomateriali acquisition. For example, if our distribution agreement with Edwards Lifesciences AG is terminated or expires, we may be obligated to make payments to the sellers of approximately $1.2 million to $2.4 million. Further, upon termination of the distribution agreement we may be obligated to either buy back non-expired inventory from Edwards at the original sales price for that inventory or direct the sale of that inventory to third parties. Currently, we have no specific plan to terminate this agreement; however, we may elect to terminate or modify the agreement prior to its expiration, which could result in a payment to the sellers of less than the full $2.2 million and possibly the repurchase of inventory.

We also may experience other difficulties related to our acquisitions. For example, in connection with our acquisition of our TAArget and UniFit Stent Graft product lines, we acquired an ongoing clinical study related to the UniFit Abdominal Stent Graft. Our experience in conducting clinical studies is limited and we have experienced and may further experience difficulties or delays in transitioning this study or future studies. Any difficulties or delays we experience in connection with this clinical study could negatively impact our ability to obtain regulatory approval to market the UniFit Abdominal Stent Graft in certain markets. In addition, the products that we have acquired may need to be improved in order to gain broader market acceptance or may not compete effectively with existing products. We have limited experience with certain technologies underlying the acquired products. There can be no assurance that we will be successful developing the desired product improvements in a timely manner, if at all.

In addition, in April 2003, we acquired the Expedial Vascular Access Graft product line from Credent Limited, a UK company. In May 2004, we commenced a clinical study in the United States to collect data to submit to the FDA in support of 510(k) clearance for this device. In July 2006, we received preliminary data from the clinical study, suggesting that the device might not compare favorably to ePTFE grafts. As a result of our review of the clinical study results and less-than-planned sales of the Expedial product in Europe, we decided to cease the production and sale of this device. There can be no assurance that we will not experience similar clinical setbacks in connection with future clinical programs we may acquire.

Any of these difficulties could negatively impact our ability to realize the intended and anticipated benefits that we currently expect from our acquisitions and could have a material adverse effect on our financial condition and results of operations.

Our stent graft products require, are in, or have recently completed, clinical studies. If our clinical study applications are not approved, if our ongoing clinical studies are not successful, if the FDA or other regulatory agencies do not accept or approve the results of such studies, or if the FDA or other regulatory agencies find reason to interrupt or discontinue such studies, these products may not come to market on a timely basis or at all, and our business prospects may suffer.

We have recently applied for FDA approval to commence a feasibility study of our TAArget Thoracic Stent Graft, which we call ENTRUST, and we cannot assure you that the FDA will permit us to begin this feasibility study. We also currently have an ongoing clinical study to support a possible PMA application for our UniFit Abdominal Stent Graft, and we recently completed a Chinese clinical study to support approval from the Chinese State Food and Drug Administration (the SFDA) of our TAArget Thoracic Stent Graft for marketing in China. We cannot assure you that the ongoing UniFit study will be successful or that the FDA or SFDA or other relevant regulatory agencies will accept the results of the applicable study and approve or clear the devices for sale. Further, we continue to evaluate the potential financial benefits and costs of our clinical studies and the products being evaluated in them. If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits of that product, or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical study and/or the development of a product.

In May 2008, we submitted an IDE application to the FDA to begin a feasibility study to evaluate the safety of the TAArget Thoracic Stent Graft, a next-generation version of our EndoFit Thoracic Stent Graft, in the treatment of thoracic aortic aneurysms. Because the TAArget Thoracic Stent Graft is a “significant risk” device for regulatory purposes, we cannot start our feasibility study for the device until we receive the FDA’s approval of our application. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to seek to resolve these deficiencies and resubmit an application, although there can be no assurance that the FDA will approve our application.

In May 2006, we submitted an investigational device exemption, or IDE, supplemental application to the FDA to begin a pivotal clinical trial to evaluate the safety and effectiveness of the UniFit Abdominal Stent Graft in the treatment of aorto, aorto-iliac, and/or iliac aneurysms. In May 2007, we received final approval from the FDA to commence the pivotal trial, which we refer to as the UNITE study, and as of June 30, 2008, we had enrolled 15 patients in the trial. We plan to enroll 90 patients at 14 institutions. The primary effectiveness endpoint of the study is based on aneurysm exclusion as evaluated through one-year follow-up. If the institutions participating in any of our clinical studies or trials do not enroll a sufficient number of patients to provide the clinical data necessary to obtain regulatory approval of the device being evaluated, or do not enroll patients in a timely fashion, the approval or clearance of that device for sale may be prevented or delayed.

In January 2008, the FDA audited the conduct of the feasibility study and pivotal clinical trial of our UniFit Abdominal Stent Graft. As a result of this audit, the FDA issued a formal notification, or Form FDA-483, listing nine observations. Specifically, the FDA observed that we had not adequately supervised participating sites, made all required reports to those sites and the FDA, or adequately maintained all records required by FDA regulations. In June 2008, the FDA issued a public Warning Letter regarding many of the matters cited in the Form FDA-483. After receiving this Warning Letter, we submitted a response letter to the FDA detailing our implementation of corrective actions, and in July 2008, we received a letter from the FDA indicating that the corrective actions that we have developed and implemented appear to be adequate. However, our corrective actions remain subject to verification as part of any future inspection, and we cannot assure you that we will continue to be successful in implementing these changes or that the FDA will agree that our implementation is adequate. If the FDA finds that we are not in substantial compliance with IDE requirements, they may take enforcement action against us, and the conduct of our clinical trial could be interrupted or discontinued.

Our ability to market our stent graft products in the United States will depend upon a number of factors, including our ability to demonstrate the safety and effectiveness of our products with valid clinical data. Our ability to market our products outside of the United States is also subject to regulatory approval, including our ability to demonstrate the safety of our products in the clinical setting. Our products may not be found to be safe and, where required, effective in clinical studies, and may not ultimately be approved for marketing by U.S. or foreign regulatory authorities. In particular, if we do not meet our study success criteria or obtain FDA approval or clearance with respect to our products, our future growth may be significantly hampered. The products for which we are currently conducting studies are already approved for sale outside of the United States. As a result, while our studies are ongoing, unfavorable data may arise in connection with usage of our products outside the United States, which could adversely impact the approval of such products in the United States. Conversely, unfavorable data from clinical studies in the United States may adversely impact sales of our products outside of the United States. Our failure to develop safe and effective new products that are approved for marketing on a timely basis would have a negative impact on our sales and our business prospects may suffer materially.

We rely on an independent distributor to market and sell our Albograft Vascular Graft.

Our Albograft Vascular Graft is sold exclusively by Edwards Lifesciences AG pursuant to a distribution agreement that terminates on December 31, 2011. During the term of this agreement, our success with this product depends largely upon the performance of Edwards, in particular its sales and service expertise and relationships with its customers in the marketplace. We do not control Edwards. Although our distribution agreement with Edwards requires Edwards to make minimum unit purchases, there can be no assurance that Edwards will order such volumes. Edwards may devote insufficient efforts to selling the Albograft Vascular Graft and may not be successful in implementing our marketing plans, in which event our Biomateriali subsidiary could fail to achieve profitability and our operations could be adversely affected.

The distribution agreement may be terminated by one or both of the parties to the agreement upon the occurrence of certain events, including a failure by Edwards to order their contractual purchase commitment. Upon termination of the distribution agreement, we may be obligated to either purchase non-expired inventory from Edwards at the original sales price for that inventory or direct the sale of that inventory to third parties, and under certain circumstances we may need to make a negative adjustment to net sales. We may also be required to continue to sell products to Edwards following a termination to allow Edwards to honor its pre-termination contractual commitments.

Following a termination, in the absence of cooperation by Edwards, a failure by us to maintain or to quickly re-establish Edwards’ close relationships with the physicians who use our products could cause a decline in sales. On the logistical side, if Edwards entered into an agreement with a customer relating to sales of the Albograft Vascular Graft or successfully completed a customer’s internal approval process, it may be difficult or impossible to assign Edwards’ rights under such agreements or approvals, and sales to that customer may be delayed until a new agreement is entered or a new approval is obtained. As a result of the above risks, there can be no assurance that we would be successful in transitioning to a direct sales model for the Albograft Vascular Graft, and difficulties that we might encounter in this transition could negatively affect our business.

If we fail to meet the listing requirements of The NASDAQ Stock Market and do not take such corrective action as the NASDAQ Listing Qualifications Department may require, trading in our securities may be halted and we may be delisted from the NASDAQ Global Market.

As an issuer listed on the NASDAQ Global Market, we must comply with the Marketplace Rules of The NASDAQ Stock Market in order to maintain that listing. NASDAQ-listed companies that do not maintain compliance with these rules face having trading in their stock halted and, if they do not regain compliance as required by the NASDAQ Listing Qualifications Department, may be delisted.

On July 24, 2008, David N. Gill resigned from our board of directors. As a result of this resignation, a majority of our Board of Directors was no longer comprised of independent directors, as required by Marketplace Rule 4350(c)(1), and the Audit Committee of the Board of Directors no longer had at least three members, each of whom were independent, or at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities, in each case as required by Marketplace Rule 4350(d)(2). Under the NASDAQ Marketplace Rules, we have until the earlier of our next annual shareholders’ meeting or July 24, 2009, or, if the next annual shareholders’ meeting is held before January 20, 2009, then no later than January 20, 2009, to fill the vacancies left by the departure of Mr. Gill. If we do not fill these vacancies during the permitted cure period, trading in our common stock could be halted, and we could face delisting from the NASDAQ Global Market.

The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

For the three months ended June 30, 2008, we repurchased 2,178 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

	Issuer Purchases and Other Acquisitions of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased
January 1, 2008, through June 30, 2008	2,178	$3.90	N/A	N/A

Total	2,178	$3.90	N/A

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

On June 19, 2008, the Company held its annual meeting of stockholders and voted on two proposals:

1. A proposal to elect three directors to hold office until the Company’s 2011 annual meeting was approved as follows:

	FOR	WITHHOLD
George D. LeMaitre, M.D.	12,156,047	28,265
Russell D. Hays	12,152,629	31,683
William N. Thorndike, Jr.	12,152,599	31,713

Additionally, George W. LeMaitre, David B. Roberts, Michael C. Jackson, Cornelia W. LeMaitre, Lawrence J. Jasinski and David N. Gill continued as directors after the annual meeting.

2. A proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the 2008 fiscal year was approved as follows:

FOR	AGAINST	ABSTAIN
12,083,884	92,345	8,083

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2008.

LEMAITRE VASCULAR

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350