Form 10-Q
period 2008-09-30
LEMAITRE VASCULAR INC
filed 2008-11-13
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The registrant had 15,632,228 shares of common stock, $.01 par value per share, outstanding as of November 10, 2008.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) September 30 2008	December 31 2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,163	$6,397
Marketable securities	6,000	16,198
Accounts receivable, net of allowances of $201 at September 30, 2008, and $219 at December 31, 2007	6,788	7,020
Inventory	8,103	9,589
Prepaid expenses and other current assets	1,906	2,562

Total current assets	35,960	41,766
Property and equipment, net	2,524	2,891
Goodwill	10,922	10,942
Other intangibles, net	3,088	3,886
Other assets	1,077	1,372

Total assets	$53,571	$60,857

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$262
Accounts payable	814	2,271
Accrued expenses	4,718	6,661
Acquisition-related obligations	952	851

Total current liabilities	6,484	10,045
Long-term debt	40	42
Deferred tax liabilities	1,382	996
Other long-term liabilities	438	1,188

Total liabilities	8,344	12,271
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,633,703 shares at September 30, 2008, and 15,516,412 shares at December 31, 2007	157	155
Additional paid-in capital	62,035	61,187
Accumulated deficit	(16,506)	(12,880)
Accumulated other comprehensive income (loss)	(255)	291
Treasury stock, at cost; 36,566 shares at September 30, 2008, and 26,852 shares at December 31, 2007	(204)	(167)

Total stockholders’ equity	45,227	48,586

Total liabilities and stockholders’ equity	$53,571	$60,857

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30 2008	September 30 2007	September 30 2008	September 30 2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$12,023	$10,144	$36,609	$30,342
Cost of sales	3,920	2,563	11,131	7,778

Gross profit	8,103	7,581	25,478	22,564

Sales and marketing	4,373	4,583	15,353	14,131
General and administrative	2,164	2,341	7,726	6,917
Research and development	1,203	1,144	4,027	3,416
Restructuring charges	163	1,054	1,143	1,059
Impairment charge	30	—	514	7

Total operating expenses	7,933	9,122	28,763	25,530

Income (loss) from operations	170	(1,541)	(3,285)	(2,966)

Other income (expense):
Interest income	151	359	449	1,054
Interest expense	(15)	—	(47)	—
Investment impairment	(110)	—	(110)	—
Foreign currency gain (loss)	(257)	221	(91)	284
Other income (expense), net	2	—	—	(9)

Loss before income taxes	(59)	(961)	(3,084)	(1,637)
Provision for income taxes	77	393	542	119

Net loss	$(136)	$(1,354)	$(3,626)	$(1,756)

Net loss per share of common stock:
Basic	$(0.01)	$(0.09)	$(0.23)	$(0.11)

Diluted	$(0.01)	$(0.09)	$(0.23)	$(0.11)

Weighted-average shares outstanding:
Basic	15,608	15,410	15,552	15,376

Diluted	15,608	15,410	15,552	15,376

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30
	2008	2007
	(in thousands)
Operating activities
Net loss	$(3,626)	$(1,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,276	990
Stock-based compensation	552	406
Accretion of discount on marketable securities	(90)	(189)
Impairment charges	514	7
Provision for losses in accounts receivable	50	122
Provision for inventory write-downs	884	331
Loss on sales of marketable securities	10	2
Impairment loss on marketable securities	110	—
Loss on disposal of property and equipment	5	5
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	48	(979)
Inventory	495	(1,659)
Prepaid expenses and other assets	757	604
Accounts payable and other liabilities	(2,872)	760

Net cash used in operating activities	(1,887)	(1,356)
Investing activities
Purchase of property and equipment	(584)	(826)
Payments related to acquisitions	(602)	(2,936)
Purchase of technology and licenses	(105)	—
Sales and maturities of marketable securities	11,632	7,603
Purchases of marketable securities	(1,656)	(12,109)
Other assets	—	(61)

Net cash provided by (used in) investing activities	8,685	(8,329)
Financing activities
Proceeds from issuance of common stock	299	225
Repayment of revolving line of credit	(262)	(32)
Expenses associated with equity transactions	—	(121)
Purchase of treasury stock	(37)	—

Net cash provided by financing activities	—	72
Effect of exchange rate changes on cash and cash equivalents	(32)	(261)

Net increase (decrease) in cash and cash equivalents	6,766	(9,874)
Cash and cash equivalents at beginning of period	6,397	17,626

Cash and cash equivalents at end of period	$13,163	$7,752

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2007, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

2. Recent Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations, or liquidity as we do not currently have any derivative instruments.

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

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are our inability to record a tax benefit on our losses generated in the United States, coupled with a tax provision on foreign earnings, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded. In addition, we recorded a one-time tax benefit of $0.5 million related to the reorganization of our Japanese subsidiary in June 2007 for which a loss carry back was realized.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in prior periods.

We have not identified any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending September 30, 2009, except with respect to matters that may be identified under audit that we cannot reasonably estimate as discussed in our audited consolidated financial statements as of and for the year ended December 31, 2007, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission. As of September 30, 2008, the liability for unrecognized tax benefits was approximately $28,000. There was no change in the liability during the nine months ended September 30, 2008.

As of January 1, 2008, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States—federal	2006 and forward
Germany	2007
Japan	2004 and forward
Italy	2007
France	2007

4. Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$2,138	$2,374
Work-in-process	1,137	1,540
Finished products	4,828	5,675

Total inventory	$8,103	$9,589

5. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows:

September 30, 2008
(in thousands)
Beginning balance	$10,942
Adjustments to purchase price on prior year acquisitions:
Cardiovascular Innovations acquisition	5
Vascular Architects acquisition	(25)

Ending balance	$10,922

In August 2008, we made the final installment payment of $0.3 million, net of an indemnity claim and a prepayment discount, related to the Vascular Architects acquisition. The purchase price was adjusted for this indemnity claim and prepayment discount. The purchase accounting for the Vascular Architects acquisition has been finalized.

The components of our identifiable intangible assets are as follows:

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,242	$723	$1,519	$2,184	$532	$1,652
Trademarks and technology licenses	1,245	474	771	1,265	356	909
Customer relationships	850	197	653	1,233	92	1,141
Other intangible assets	179	34	145	190	6	184

Total identifiable intangible assets	$4,516	$1,428	$3,088	$4,872	$986	$3,886

Intangible assets are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense amounted to $141,000 and $65,000 for the three months ended September 30, 2008 and September 30, 2007, respectively. Amortization expense amounted to $374,000 and $183,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2008 and each of the five succeeding fiscal years is as follows:

(in thousands)
2008 (remaining 3 months)	$116
2009	436
2010	418
2011	409
2012	366
2013	283

We recognized impairment charges of $30,000 and $48,000 related to patents and trademarks which were deemed to have no value based upon a lack of future expected economic benefits in the three months ended September 30, 2008 and June 30, 2008, respectively. In January 2008, we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we incurred an impairment charge of $435,000 due to the write-down of related intangible assets.

6. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants. As of September 30, 2008 and December 31, 2007, we did not have an outstanding balance under this facility and we were in compliance with these covenants.

In addition, at the acquisition date, Biomateriali had two existing revolving lines of credit with its bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers. Loans made under these lines bear interest at 20% per annum. On December 31, 2007, we had $0.3 million of borrowings outstanding under one of these lines of credit, which were paid in full in January 2008. One line of credit was closed in January 2008. A line of credit remains available to Biomateriali. As of September 30, 2008, we did not have an outstanding balance under this line of credit.

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Compensation and related taxes	$2,787	$3,146
Restructuring	78	1,129
Income and other taxes	428	673
Professional fees	366	811
Other	1,059	902

Total	$4,718	$6,661

8. Restructuring Charges

During the three months ended September 30, 2008, we incurred $0.2 million of restructuring charges, primarily related to the termination of an agreement with a former Italian distributor and severance costs related to a reduction in force of eight employees that we initiated in the third quarter. During the nine months ended September 30, 2008, we incurred $1.1 million of restructuring charges. Included in the restructuring charges for the nine months ended September 30, 2008 were $0.7 million for contractual obligations associated with non-compete and consulting agreements related to a termination agreement with a former Italian distributor and $0.4 million for severance costs related to the reduction in force of eight and 32 employees that we initiated in the third and first quarters, respectively.

In September 2007, the Company entered into termination agreements with our former Italian and Irish distributors. The restructuring charges for the three months ended September 2007 were $1.1 million for contractual obligations associated with early termination charges, non-compete and consulting agreements related to the distributor terminations.

The components of the restructuring charges are follows:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Severance	$52	$—	$431	$5
Distributor termination costs	111	1,054	712	1,054

Total	$163	$1,054	$1,143	$1,059

Activity related to accrued restructuring costs is as follows:

	Nine months ended September 30
	2008	2007
	(in thousands)
Balance at beginning of period	$1,129	$46
Plus:
Current period restructuring costs	1,143	1,059
Other	21	20
Less:
Payments for termination of contractual obligations	1,862	—
Payment of employee severance costs	353	34

Balance at end of period	$78	$1,091

We expect that the remaining restructuring costs will be paid over the next 12 months.

9. Comprehensive Loss

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive loss was as follows:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(136)	$(1,354)	$(3,626)	$(1,756)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	10	25	(164)	3
Foreign currency translation adjustment	(636)	30	(382)	47

Total other comprehensive income (loss)	(626)	55	(546)	50

Comprehensive loss	$(762)	$(1,299)	$(4,172)	$(1,706)

On September 30, 2008, we recorded an investment impairment charge of $0.1 million which were attributed to the other-than-temporary decline in one specific asset backed security which we hold as available-for-sale in our marketable securities portfolio.

10. Commitments and Contingencies

As part of our normal course of business, we have minimum inventory purchase commitments totaling $2.9 million for 2008, $3.8 million for 2009, and $3.9 million for 2010. As of September 30, 2008, we had purchased approximately $1.7 million toward fulfilling our 2008 purchase commitments.

In addition, there are potential contingent payments associated with the Biomateriali stock purchase agreement and product distribution agreement that could not be determined beyond a reasonable doubt as of September 30, 2008. These contingent payments could total up to $2.1 million based upon the exchange rate effective on September 30, 2008. Due to the uncertainly of the future payouts, they have not been recorded as part of the purchase price for Biomateriali. When the contingencies are resolved, they may result in recognition of an additional cost and the purchase price may be adjusted at that time.

In March 2008, we provided notice of an indemnity claim to the sellers of Biomateriali, contending that the sellers breached certain representations and warranties in the purchase agreement by failing to adequately disclose material information regarding a customer relationship. In 2008, we made additional indemnity claims regarding inventory and government subsidies to the sellers of Biomateriali. We have demanded the payment of damages of approximately $1.1 million, based upon the exchange rate effective on September 30, 2008, and have ceased making certain post-closing payments to the sellers pending resolution of these indemnity claims. As of September 30, 2008, we had not adjusted the purchase accounting related to Biomateriali for these claims.

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

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	2008	2007	2008	2007
	(in thousands)		(in thousands)
LeMaitre Vascular, Inc.	$6,805	$6,236	$20,061	$18,232
LeMaitre Vascular GmbH	3,927	3,583	12,486	11,407
Other entities	1,291	325	4,062	703

Total	$12,023	$10,144	$36,609	$30,342

We sell products in three product categories; Endovascular & Dialysis Access, Vascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Endovascular & Dialysis Access	$3,966	$3,211	$11,836	$10,256
Vascular	6,987	5,982	21,600	17,216
General Surgery	1,000	951	2,926	2,870

Total Branded Products	11,953	10,144	36,362	30,342
OEM	70	—	247	—

Total	$12,023	$10,144	$36,609	$30,342

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

The components of share-based compensation expense are as follows:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Stock option awards to employees under SFAS No. 123(R)	$82	$72	$209	$187
Restricted stock awards under SFAS No. 123(R)	127	96	344	219
Employee stock purchase plan	—	—	7	—
Stock option awards to non-employees under SFAS No. 123	—	—	(8)	—

Total share-based compensation	$209	$168	$552	$406

We have computed the fair values of employee stock options for option grants made during the nine months ended September 30, 2008 and 2007 using the Black-Scholes option model with the following weighted-average assumptions and weighted-average fair values:

	2008	2007
Dividend yield	0.0%	0.0%
Volatility	52.1%	65.0%
Risk-free interest rate	3.2%	4.9%
Weighted average expected option term (in years)	4.7	5.0
Weighted average fair value per share of options granted	$1.61	$3.59

The weighted-average fair value per share of restricted stock unit grants issued for the nine-months ended September 30, 2008 and 2007 were $3.58 and $6.09, respectively.

13. Net Loss per Share

The computation of basic and diluted net loss per share is as follows:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net loss	$(136)	$(1,354)	$(3,626)	$(1,756)

Weighted average shares outstanding	15,608	15,410	15,552	15,376

Net loss per share	$(0.01)	$(0.09)	$(0.23)	$(0.11)

Diluted:
Net loss	$(136)	$(1,354)	$(3,626)	$(1,756)

Weighted average shares of common stock	15,608	15,410	15,552	15,376

Net loss per share	$(0.01)	$(0.09)	$(0.23)	$(0.11)

Calculation of weighted average shares
Weighted-average shares of common stock outstanding	15,608	15,410	15,552	15,376
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	—	—	—	—

Shares used in computing diluted net loss per common share	15,608	15,410	15,552	15,376

For the three months and nine months ended September 30, 2008, 1,199,776 and 1,136,773 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. For the three months and nine months ended September 30, 2007, 362,000 and 365,000 weighted-average shares of restricted common stock and options to purchase common stock were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

We have never declared cash dividends and do not expect to do so in the foreseeable future.

14. Stockholders’ Equity

Undesignated Preferred Stock

We have 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued, or outstanding as of September 30, 2008 or as of December 31, 2007.

Employee Stock Purchase Plan

Our employee stock purchase plan enables eligible employees to purchase shares of our common stock. Eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees may elect to have up to ten percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. On February 1, 2008, 13,103 shares were purchased at a purchase price of $4.96 per share. On July 31, 2008, 9,034 shares were purchased at a purchase price of $3.02 per share. As of September 30, 2008, 214,085 shares were reserved and are available for issuance under this plan.

15. Supplemental Cash Flow Information

	For the nine months ended September 30
	2008	2007
	(in thousands)
Cash paid for income taxes, net	$122	$622
Cash paid for interest	$—	$1

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$37	$—

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

LeMaitre, AnastoClip, EndoFit, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, NovaSil, OptiLock, Periscope, Pruitt, Pruitt-Inahara, Reddick, TT, UniFit, VascuTape, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and Albograft, aSpire, Biomateriali, EndoHelix, EndoRE, F3, Martin, TAArget, and VCS are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union, and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 14 current product lines exceeds $1 billion and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion and is growing at 8 percent per year. We have used acquisitions as a primary means of further accessing the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture our product lines in our Burlington, Massachusetts, headquarters with the exception of the LeverEdge Contrast Injector (acquired in April 2007) and the Vascular Architects products (acquired in September 2007), for which a portion of the manufacturing is currently outsourced. In addition, our Albograft vascular grafts (acquired in December 2007) are manufactured at our facility in Brindisi, Italy.

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

We believe that the purchasing volume of the vascular surgeon will increase and that the changing product needs of the vascular surgeon present us with attractive opportunities to sell new devices. As a result, we have sought out and acquired new products and businesses that address these needs, such as our acquisition of the contrast injector in April 2007, the remote endarterectomy suite of products in September 2007, our four-year exclusive agreement to distribute the Endologix Powerlink System in 11 European countries, which commenced January 1, 2007, and the acquisition of a line of polyester vascular grafts in December 2007.

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

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome; Flexcel, Pruitt-Inahara, and Pruitt F3 Carotid Shunts; InvisiGrip Vein Stripper; LeMaitre Balloon Catheters; five remote endarterectomy products, which include our Martin Dissector, Periscope Dissector, EndoHelix Retrieval Device, MollRing Cutter Transection Device, and Ring Dissector; and our Albograft line of polyester prosthetic grafts.

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

We sell our products primarily through a direct sales force. Our sales force was comprised of 49 sales representatives in North America, the European Union, and Japan as of September 30, 2008. We also sell our products through a network of distributors in various countries outside of the United States and Canada. In 2007, approximately 90% of our net sales were direct-to-hospital. For the nine-months ended September 30, 2008, approximately 88% of our net sales were direct-to-hospital.

Our worldwide headquarters are in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. For the nine months ended September 30, 2008, approximately 45% of our net sales were denominated in currencies other than the U.S. dollar. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for reporting purposes.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period.

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of the quarters listed:

(amounts in thousands)	2008			2007				2006
(unaudited)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	12,023	12,739	11,847	11,104	10,144	10,315	9,883	8,757	8,540	8,760	8,571
Impact of currency exchange rate fluctuations (1)	452	836	674	439	253	267	322	232	135	(1)	(287)
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	703	929	1,133	1,116	635	567	455	(252)	(383)	(107)	37

(1)	Represents the impact of the change in foreign exchange rates over the corresponding quarter of the prior year based on the weighted averge exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers' products, net of sales related to discontinued products and other activities, based on 12 months' sales following the date of the event or transaction, and shown in the current period only.

Results of Operations

Comparison of the three and nine months ended September 30, 2008, to the three and nine months ended September 30, 2007

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended September 30			Nine months ended September 30
(unaudited)	2008	2007	Percent change	2008	2007	Percent change
	($ in thousands)			($ in thousands)
Net sales	$12,023	$10,144	19%	$36,609	$30,342	21%

Net sales by product category:
Endovascular & Dialysis Access	$3,966	$3,211	24%	$11,836	$10,256	15%
Vascular	6,987	5,982	17%	21,600	17,216	25%
General Surgery	1,000	951	5%	2,926	2,870	2%

Total Branded Products	11,953	10,144	18%	36,362	30,342	20%
OEM	70	—	*	247	—	*

Total	$12,023	$10,144	19%	$36,609	$30,342	21%

Net sales by geograghy:
United States and Canada	$6,805	$6,236	9%	$20,061	$18,232	10%
Outside the United States and Canada	5,218	3,908	34%	16,548	12,110	37%

Total	$12,023	$10,144	19%	$36,609	$30,342	21%

*	Not a meaningful percentage relationship.

Net sales. Net sales increased 19% to $12.0 million and 21% to $36.6 million, for the three and nine months ended September 30, 2008, respectively, compared to $10.1 million and $30.3 million for the three and nine months ended September 30, 2007, respectively. Sales growth for the three months ended September 30, was driven by the inclusion of the sales of Biomateriali acquired in December 2007 and the EndoRE suite of products acquired in September of 2007. Sales growth was also driven by the positive effects of currency exchange rate fluctuations, higher average selling prices across nearly all product lines, and greater sales of the recently improved TAArget and UniFit stent grafts, Powerlink System, and embolectomy balloon catheters. Strong performance in our endovascular and dialysis access category for the three months ended September 30, 2008 was driven primarily by our newly redesigned TAArget and UniFit stent grafts. Sales growth for the nine months ended September 30, 2008 was driven by the inclusion of Biomateriali and the EndoRE suite of products, as well as the LeverEdge contrast injector acquired in April 2007. Sales growth for the nine months was driven by the positive effects of currency exchange rate fluctuations, higher average selling prices across nearly all product lines, and greater sales of the Powerlink System, valvulotomes and embolectomy balloon catheters. Strong performance in our vascular category for the nine months ended September 30, 2008 reflected in part the addition of our recently acquired prosthetic vascular grafts and suite of remote endarterectomy products.

Direct-to- hospital net sales were 89% during the three months ended September 30, 2008 and 2007. Direct to hospital total net sales decreased to 87% of total net sales during the nine months ended September 30, 2008, from 89% in the year earlier period. In 2008, direct-to-hospital sales growth was increased by our recent direct sales initiatives in France, Italy, Sweden and Ireland, and offset by the inclusion of our sales of prosthetic vascular grafts to a distributor in Europe.

The impact of foreign currency fluctuations and changes in business activities are presented in the table in the “Overview” section above.

Net sales by geography. Net sales in the United States and Canada increased 9% to $6.8 million and 10% to $20.1 million, for the three and nine months ended September 30, 2008, respectively. Increases were largely a result of the inclusion of the EndoRE suite of products, higher average selling prices across nearly all product lines, strong valvulotome and embolectomy balloon catheter sales, and increased sales representative efficiency. Net sales outside of the United States and Canada increased 34% to $5.2 million and 37% to $16.5 million, for the three and nine months ended September 30, 2008, respectively. Increases were attributable to the positive effects of currency exchange rate fluctuations, the inclusion of the prosthetic vascular graft product line, and increased sales of the recently improved TAArget and UniFit stent grafts as well as the Powerlink system.

Direct-to-hospital net sales outside of the United States and Canada increased to 76% during the three months ended September 30, 2008, from 74% of net sales in the year earlier period. Direct to hospital net sales outside of the United States and Canada were 72% during the nine months ended September 30, 2008 and 2007. Direct-to-hospital sales growth was increased of our recent direct sales initiatives in France, Italy, Sweden and Ireland, and offset by the inclusion of our sales of prosthetic vascular grafts to a distributor in Europe.

Gross profit:

	Three months ended September 30				Nine months ended September 30
(unaudited)	2008	2007	$ Change	Percent change	2008	2007	$ Change	Percent change
	($ in thousands)				($ in thousands)
Gross profit	$8,103	$7,581	$522	6.9%	$25,478	$22,564	$2,914	12.9%

Gross margin	67.4%	74.7%	*	(7.3)%	69.6%	74.4%	*	(4.8)%

Gross profit increased 7% to $8.1 million and 13% to $25.5 million, for the three and nine months ended September 30, 2008, respectively. Our gross margin decreased 7% to 67.4% and 5% to 69.6%, for the three and nine months ended September 30, 2008, respectively. Increased gross profit was driven by higher sales versus prior periods. Gross margin decreases were driven by the inclusion of the comparatively lower margin sales of our Biomateriali subsidiary, inventory write-offs of approximately $0.4 million largely associated with product improvements, and continued strength in the company’s international business, which generally carries a lower gross margin.

Operating Expenses:

(unaudited)	Three months ended September 30				Nine months ended September 30
	2008	2007	$ change	Percent change	2008	2007	$ change	Percent change
	($ in thousands)				($ in thousands)
Sales and marketing	$4,373	$4,583	$(210)	(5)%	$15,353	$14,131	$1,222	9%
General and administrative	2,164	2,341	(177)	(8)%	7,726	6,917	809	12%
Research and development	1,203	1,144	59	5%	4,027	3,416	611	18%
Restructuring charges	163	1,054	(891)	*	1,143	1,059	84	*
Impairment charge	30	—	30	*	514	7	507	*

	$7,933	$9,122	$(1,189)	(13)%	$28,763	$25,530	$3,233	13%

	Three months ended September 30			Nine months ended September 30
	2008 as a % of Revenue	2007 as a % of Revenue	Change	2008 as a % of Revenue	2007 as a % of Revenue	Change
Sales and marketing	36%	45%	(9)%	42%	47%	(5)%
General and administrative	18%	23%	(5)%	21%	23%	(2)%
Research and development	10%	11%	(1)%	11%	11%	(0)%
Restructuring charges	1%	10%	(9)%	3%	3%	(0)%
Impairment charge	0%	0%	0%	1%	0%	1%

Sales and marketing. Sales and marketing expenses decreased from the previous year by $0.2 million to $4.4 million and increased over the previous year by $1.2 million to $15.4 million, for the three and nine months ended September 30, 2008, respectively. The three month decrease was driven primarily by fewer sales managers as a result of our 2008 reduction in force, as well as reduced direct marketing efforts of $0.1 million. These reductions were partially offset by the start-up of our French and Italian direct sales efforts, as well as foreign currency exchange rate fluctuations of $0.2 million. The nine month year-over-year expense increase was driven largely by higher sales representative and sales manager expenses, as well as foreign currency exchange rate fluctuations of $0.6 million. As of September 30, 2008, we employed 49 sales representatives and 10 sales managers worldwide, as compared to 53 sales representatives and 16 sales managers worldwide as of September 30, 2007. Total sales and marketing expenses as a percentage of sales decreased versus the prior year from 45% to 36% and from 47% to 42% for the three and nine months ended September 30, 2008, respectively.

General and administrative. General and administrative expenses decreased from the previous year by $0.2 million to $2.2 million and increased over the previous year by $0.8 million to $7.7 million, for the three and nine months ended September 30, 2008, respectively. The three month decrease was driven primarily by reduced consulting, outside services, insurance and other expenses , which we refer to as the 2008 Expense Shave cost cutting effort. The nine month year over year increase was driven largely by higher general expenses, as well as the inclusion of our Biomateriali, France direct and Italy direct efforts which totaled $0.5 million. The increase was also negatively affected by currency exchange rate fluctuation of $0.2 million. Total general and administrative expenses as a percentage of sales decreased versus the prior year from 23% to 18% and from 23% to 21% for the three and nine months ended September 30, 2008, respectively.

Research and development. Research and development expenses increased over the previous year by $0.1 million to $1.2 million and by $0.6 million to $4.0 million, for the three and nine months ended September 30, 2008, respectively. Increases were largely a result of the UNITE Trial, which did not commence patient enrollment until June 2007, as well as other increased clinical and regulatory spending as we seek to obtain clearances to sell new products or existing products in new markets. We launched our 9 French Pruitt F3 Carotid Shunt and our 5 French Plus Over-the-Wire Embolectomy Catheter during the quarter ended September 30, 2008. We anticipate that research and development expenses will continue to increase as more UNITE Trial patients are enrolled, as new products follow the regulatory pathways, and as more product development is undertaken.

Restructuring. Restructuring charges incurred in 2008 were a result of payments related to non-compete and consulting agreements made with our recently terminated Italian distributor of approximately $0.7 million, as well as, severance costs of $0.4 million resulting from the reduction in force of eight and 32 employees in the third and first quarters, respectively. In September 2007, we entered into termination agreements with our former Italian and Irish distributors resulting in $1.1 million of restructuring expenses.

Impairment charge. In January 2008, we were notified by one of our Biomateriali customers that they would no longer purchase a certain product line from us. As a result, we recorded an impairment charge of $0.4 million to write-down intangible assets related to that customer relationship in the quarter ended March 31, 2008. We recognized impairment charges of $30,000 and $48,000 related to patents and trademarks which were deemed to have no value based upon a lack of future expected economic benefits in the three months ended September 30, 2008 and June 30, 2008, respectively.

Interest income. Interest income was $0.2 million for the three months and $0.4 million for the nine months ended September 30, 2008, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2007, due to lower average cash balances in the quarter and year-to-date periods, as well as a less favorable interest rate market in 2008.

Interest expense. Interest expense increased to $15,000 for the three months ended and $47,000 for the nine months ended September 30, 2008, from $0 in the comparable periods in the prior year, primarily due to interest expense related to deferred Biomateriali acquisition payments.

Investment Impairment. On September 30, 2008, we recorded an investment impairment charge of $0.1 million which were attributed to the other-than-temporary decline in one specific asset backed security which we hold as available-for-sale in our marketable securities portfolio. There were no investment impairment charges for the three months and nine months ending September 30, 2007.

Foreign exchange gains / losses. Foreign exchange losses were $0.3 million for the three months ended and $0.1 million for the nine months ended September 30, 2008, compared to foreign exchange gains of $0.2 million and $0.3 million in the comparable periods in the prior year due to the comparatively weaker U.S. dollar.

Income tax expense. Our provision for income taxes for the three months ended September 30, 2008, was $0.1 million compared to $0.4 million for the three months ended September 30, 2007. Our provision for income taxes for the nine months ended September 30, 2008, was $0.5 million compared to $0.1 million for the nine months ended September 30, 2007. In 2007, we recorded a one-time tax benefit of $0.5 million related to the reorganization of our Japanese subsidiary in June 2007 for which a loss carry back was realized. In 2008, the income tax provision was driven by taxable earnings in a foreign subsidiary and the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes, which could not be offset by existing deferred tax assets. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

Liquidity and Capital Resources

At September 30, 2008, our cash and cash equivalents and marketable securities were $19.2 million as compared to $22.6 million at December 31, 2007. Our cash and cash equivalents are primarily highly liquid investments with maturities of 90 days or less at the date of purchase, consist of time deposits and investments in money market funds with commercial banks and financial institutions, commercial paper, and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any auction-rated securities in our investment portfolio as of September 30, 2008.

The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $1.9 million of asset-backed securities collateralized by first-lien mortgages, credit card debt, and auto loans. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. In September 2008, we recognized a loss of $0.1 million on an asset-backed security which experienced an other-than-temporary decline in market value. We continually monitor the credit risk in our portfolio and attempt to mitigate our credit and interest rate exposures. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the global financial markets are currently experiencing a highly unusual degree of volatility which makes forecasting liquidity extremely difficult, based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Of the $35.8 million of net proceeds we received in our initial public offering, we have spent $18.9 million as of September 30, 2008, including $4.2 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date), $1.3 million for payment of expenses related to our initial public offering, $5.7 million for acquisitions, $1.9 million for the early termination of our Italian distributor relationship, $0.8 million for the purchase and licensing of technology (of which $0.4 million was expensed on the date of acquisition as in-process research and development), and $1.7 million for capital equipment additions. Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, and make deferred payments related to prior acquisitions.

Net cash used in operating activities. Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2008, and consisted of the $3.6 million net loss, adjusted for non-cash items of $3.3 million (including depreciation and amortization of $1.3 million, provision for inventory write-offs of $0.9 million, stock-based compensation of $0.6 million, and an intangibles impairment charge of $0.5 million) and net cash used from changes in working capital of $1.6 million. The net cash used from changes in working capital was principally the result of a reduction in accounts payable and accrued expenses and to a lesser extent an increase in inventories.

Net cash provided by investing activities. Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2008. This was primarily due to sales and maturities of marketable securities of $11.6 million, partially offset by purchases of marketable securities of $1.7 million, of property and equipment of $0.6 million, payments made related to prior year acquisitions of $0.6 million, and the purchase of technology and other intangibles of $0.1 million.

Net cash used in financing activities. Financing activities were cashflow neutral for the nine months ended September 30, 2008. This was primarily due to the repayment of the revolving line of credit of our Italian subsidiary of $0.3 million, which was offset by the proceeds from the issuance of common stock pursuant to the exercise of common stock options and the employee stock purchase plan of $0.3 million.

We recognized a net operating profit of $170,000 for the three months ending September 30, 2008; however, we recognized a net operating loss of $3.3 million for the nine months ended September 30, 2008. Although it is our intention to continue to generate an operating profit, there can be no assurance that we will not generate a net operating loss in the future due to our investment in growing our business, as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities; though, our future capital requirements depend on numerous factors.

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

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. The loan agreement requires that we meet certain financial and operating covenants. As of September 30, 2008, we did not have an outstanding balance under this facility and were in compliance with these covenants. We believe that our current cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and issuance of debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back, or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may occur.

Contractual Obligations. Our principal contractual obligations consist of purchase commitments, operating leases, and capital leases. The following table summarizes our commitments to settle contractual obligations as of September 30, 2008:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$1,984	$1,057	$800	$127
Purchase commitments for inventory	8,907	3,728	5,179	—
Acquisition-related obligations	959	959	—	—
FIN48 unrecognized tax benefits	28	28	—	—

Total contractual obligations	$11,878	$5,772	$5,979	$127

The commitments under our operating leases shown above consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2009; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, expiring in 2010.

In addition to the contractual obligations detailed above, there are potential contingent payments associated with the Biomateriali stock purchase agreement and product distribution agreement that could not be resolved beyond a reasonable doubt as of September 30, 2008. These contingent payments could total up to $2.1 million based upon the exchange rate effective on September 30, 2008. Due to the uncertainly of the future payouts, they have not been recorded as part of the purchase price for Biomateriali. When the contingencies are resolved, they may result in recognition of an additional cost, and the purchase price would be adjusted at that time.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2008.

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

Accounts Receivable

Our accounts receivable are with customers based in the United States and internationally. Accounts receivable generally are due within 30 to 90 days of invoice and are stated at amounts due from customers, net of an allowance for doubtful accounts and sales returns. We perform ongoing credit evaluations of the financial condition of our customers and adjust credit limits based upon payment history and the current creditworthiness of the customers, as determined by a review of their current credit information. We continuously monitor aging reports, collections, and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that we identify.

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

Valuation of Goodwill and Other Intangibles

When we acquire another company, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the carrying value of goodwill based on a single reporting unit annually as of December 31 and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single reporting unit and therefore that fair value is based on the our market capitalization. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts. Goodwill was $10.9 million as of September 30, 2008 and as of December 31, 2007. We have determined that no impairment indicators existed as of September 30, 2008.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 5 to 17 years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. The evaluation of asset impairments related to other intangible assets requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. In January 2008 we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we recorded an impairment charge of $0.4 million related to the write-down of certain acquired intangible assets related to that customer relationship. We recognized impairment charges of $30,000 and $48,000 related to patents and trademarks which were deemed to have no value based upon a lack of future expected economic benefits in the three months ended September 30, 2008 and June 30, 2008, respectively. Other intangible assets, net of accumulated amortization, were $3.1 million as of September 30, 2008, and $3.9 million as of December 31, 2007.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. We record charges for losses that are probable in connection with litigation and claims against us when we can reasonably estimate these losses. At September 30, 2008, we were not subject to any material litigation, claims, or assessments.

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

Marketable Securities

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments, primarily marketable debt securities, commercial paper, and U.S. government securities, were classified as available-for-sale and were carried at fair market value at September 30, 2008. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with original maturities of greater than 90 days to be short-term investments. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2008. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could adversely affect our financial results. For the three and nine months ended September 30, 2008, approximately 43% and 45%, respectively, of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the quarter ended September 30, 2008 were denominated in the euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded $257,000 foreign currency loss and $221,000 foreign currency gain for the three months ended September 30, 2008 and 2007, respectively, and $91,000 foreign currency loss and $284,000 foreign currency gain for the nine months ended September 30, 2008 and 2007, respectively, related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at September 30, 2008 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and corporate issuers and consists primarily of short-term investments. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Credit Risk. In addition to a decline in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a decline in the fair value of our investment portfolio. The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $1.9 million of asset-back securities collateralized by first-lien mortgages, credit card debt, and auto loans. We did not hold any auction-rated securities in our investment portfolio as of September 30, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with our policies. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

Item 4.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

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

Since December 31, 2007, we have implemented enhancements to our internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps included:

Hiring new finance personnel.

Providing additional training for finance personnel.

Instituting policies and procedures to enhance systematic review of certain accruals, reconciliations, and the review of the financial statement close.

We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. In addition, the quarter ended September 30, 2008 was the third full quarter that included the results of Biomateriali S.r.l., acquired on December 20, 2007, in our consolidated financial statements, and as such we incorporated Biomateriali into our corporate closing and consolidation process. We are still in the process of integrating Biomateriali’s financial operations, and our management has not yet conducted testing related to our internal controls over financial reporting at Biomateriali.

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

We may experience significant fluctuations in our quarterly results and we may not maintain our operating profitability.

As of September 30, 2008, we had an accumulated deficit of approximately $16.5 million. While we reported positive operating income in the three months ended September 30, 2008, we had an operating loss and a net loss for the nine months ended September 30, 2008. Although we intend to maintain operating profitability through the remainder of 2008 and into 2009, there can be no assurance that we will be successful in doing so. We cannot assure you that we will achieve significant net sales or achieve and maintain net profitability. Our recent operating profitability results from extensive operating expense reduction. Control of operating expenses will need to be maintained in order to maintain and improve operating profitability, and decreased discretionary investment levels may inhibit future growth in net sales and earnings. We intend to increase operating expenses through the remainder of 2008 and in 2009 in areas such as research and development and clinical and regulatory affairs. Our ability to achieve and maintain profitability will be influenced by many factors, including:

•	the level and timing of future sales, manufacturing costs and operating expenditures;

•	market acceptance of our new products;

•	the productivity of our direct sales force and distributors;

•	the cost of our clinical studies;

•	our ability to successfully acquire and develop competitive products;

•	our ability to successfully integrate acquired businesses, products, or technologies;

•	the impact on our business of competing products, technologies, and procedures;

•	our ability to obtain regulatory approvals for our products in new markets;

•	market and regulatory developments; and

•	the cost of intellectual property challenges, if any.

There can be no assurance that we will continue to increase our cash and marketable securities balance in the near term, and, as a result, we may require additional capital, which may not be available on terms acceptable to us or at all. Failure to attract additional capital on terms acceptable to us could impair our growth.

While we reported an increase to our cash and marketable securities in the three months ended September 30, 2008, we had negative cash flow from operations in the nine months ended June 30, 2008, and we may require additional capital to execute our strategies and further expand our business. In particular, we depend on access to capital to acquire products and technologies that complement our existing product lines. If our cash reserves, together with cash available under our credit facility and cash generated internally are insufficient to fund our operations or our capital requirements, particularly those related to potential future acquisitions, we will require additional debt or equity financing. The availability of such financing depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result, many medical device companies are finding financing to be increasingly expensive and difficult to obtain. Equity financing, if available, may be dilutive to our stockholders. If we raise additional capital through the issuance of debt, this debt will be senior to our outstanding shares of capital stock upon our liquidation. Financing may not be available or, if available, may not be available on terms acceptable to us and could result in significant stockholder dilution. In addition, covenants in debt financing arrangements may restrict our ability to operate our business or obtain additional debt financing. These covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. We may also elect to raise additional funds through collaboration, licensing, marketing, or similar arrangements, and these arrangements may require us to relinquish valuable rights to our products or proprietary technologies, or grant licenses that are not favorable to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, delaying or postponing our product development efforts (including clinical studies), selling assets, restructuring our operations, or refinancing our indebtedness.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.

For the nine months ended September 20, 2008, 45% of revenues were derived from sales occurring outside of the Unites States. Because the majority of our sales outside of the United States are denominated in local currencies, our reported sales and earnings are subject to fluctuations in foreign exchange rates. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our sales and earnings. At present, we manufacture very few of our products outside the United States and we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. For example, the value of the euro against the U.S. dollar declined by nearly 10% during the month of October, 2008, which could be expected to have a negative impact on sequential revenue and earnings growth as euro-denominated revenues are translated into U.S. dollars at a reduced value.

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

In addition, in April 2003, we acquired the Expedial Vascular Access Graft product line from Credent Limited, a UK company. In May 2004, we commenced a clinical study in the United States to collect data to submit to the FDA in support of 510(k) clearance for this device. In July 2006, as a result of our review of preliminary clinical study results and less-than-planned sales of the Expedial product in Europe, we decided to cease the production and sale of this device. There can be no assurance that we will not experience similar clinical setbacks in connection with future clinical programs we may acquire.

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

We have recently applied for FDA approval to commence a feasibility study of our TAArget Thoracic Stent Graft, which we call ENTRUST, and we cannot assure you that the FDA will permit us to begin this feasibility study. We also currently have an ongoing clinical study to support a possible PMA application for our UniFit Abdominal Stent Graft, and we completed a Chinese clinical study to support approval from the Chinese State Food and Drug Administration (the SFDA) of our TAArget Thoracic Stent Graft for marketing in China. We cannot assure you that the ongoing UniFit study will be successful or that the FDA or SFDA or other relevant regulatory agencies will accept the results of the applicable study and approve or clear the devices for sale. Further, we continue to evaluate the potential financial benefits and costs of our clinical studies and the products being evaluated in them. If we determine that the costs associated with obtaining regulatory approval of a product exceed the potential financial benefits of that product, or if the projected development timeline is inconsistent with our investment horizon, we may choose to discontinue a clinical study and/or the development of a product.

In May 2008, we submitted an IDE application to the FDA to begin a feasibility study, which we call the ENTRUST study, to evaluate the safety of the TAArget Thoracic Stent Graft in the treatment of thoracic aortic aneurysms. Because the TAArget Thoracic Stent Graft is a “significant risk” device for regulatory purposes, we cannot start our feasibility study for the device until we receive the FDA’s approval of our application. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to seek to resolve these deficiencies and resubmit an application, although there can be no assurance that the FDA will approve our application.

In May 2006, we submitted an investigational device exemption, or IDE, supplemental application to the FDA to begin a pivotal clinical trial to evaluate the safety and effectiveness of the UniFit Abdominal Stent Graft in the treatment of aorto, aorto-iliac, and/or iliac aneurysms. In May 2007, we received final approval from the FDA to commence the pivotal trial, which we refer to as the UNITE study, and as of September 30, 2008, we had enrolled 18 patients in the trial. We plan to enroll 90 patients at 14 institutions. The primary effectiveness endpoint of the study is based on aneurysm exclusion as evaluated through one-year follow-up. If the institutions participating in any of our clinical studies or trials do not enroll a sufficient number of patients to provide the clinical data necessary to obtain regulatory approval of the device being evaluated, or do not enroll patients in a timely fashion, the approval or clearance of that device for sale may be prevented or delayed.

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

Following a termination, in the absence of cooperation by Edwards, a failure by us to maintain or to quickly re-establish Edwards’ close relationships with the physicians who use our products could cause a decline in sales. On the logistical side, if Edwards entered into an agreement with a customer relating to sales of the Albograft Vascular Graft or successfully completed a customer’s internal approval process, it may be difficult or impossible to assign Edwards’ rights under such agreements or approvals, and sales to that customer may be discontinued altogether or may be delayed until a new agreement is entered into or a new approval is obtained. As a result of the above risks, there can be no assurance that we would be successful in transitioning to a direct sales model for the Albograft Vascular Graft, and difficulties that we might encounter in this transition could negatively affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

For the three months ended September 30, 2008, we repurchased 5,767 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

Period	Issuer Purchases and Other Acquisitions of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased
July 1, 2008 through September 30, 2008	5,767	$3.43	N/A	N/A

Total	5,767	$3.43	N/A

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2008.

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