Form 10-K
period 2008-12-31
LEMAITRE VASCULAR INC
filed 2009-03-31
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☑    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐ (Do not check if a small reporting company)        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2008: $24,632,573. At March 26, 2008, the Registrant had 15,665,806 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2008 FORM 10-K ANNUAL REPORT

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	51
Item 2.	Properties	51
Item 3.	Legal Proceedings	51
Item 4.	Submission Of Matters to a Vote of Security Holders	51
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
Item 6.	Selected Financial Data	55
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	77
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	78
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
Item 14.	Principal Accounting Fees and Services	78
PART IV
Item 15.	Exhibits, Financial Statements Schedules and Reports on Form 8-K	79
SIGNATURES		82
EX-10.8	MANAGING DIRECTOR EMPLOYMENT AGREEMENT DATED OCTOBER 1, 2008, BY AND BETWEEN LEMAITRE VASCULAR GMBH AND PETER GEBAUER, AS AMENDED
EX-10.29	LETTER AGREEMENT WITH BROWN BROTHERS HARRIMAN & CO. DATED AUGUST 23, 2008
EX-10.36	FOURTH AMENDMENT OF LEASE DATED OCTOBER 31, 2008, BY AND BETWEEN RODGER P. NORDBLOM AND PETER C. NORDBLOM, AS TRUSTEES OF NORTHWEST ASSOCIATES, AND REGISTRANT
EX-10.37	FIRST AMENDMENT TO EXECUTIVE RETENTION AND SEVERANCE AGREEMENT DATED DECEMBER 23, 2008, BY AND BETWEEN THE REGISTRANT AND GEORGE W. LEMAITRE
EX-10.38	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT DATED DECEMBER 19, 2008, BY AND BETWEEN THE REGISTRANT AND DAVID ROBERTS
EX-10.39	FIRST AMENDMENT TO EMPLOYMENT AGREEMENT DATED DECEMBER 19, 2008, BY AND BETWEEN THE REGISTRANT AND JOSEPH P. PELLEGRINO
EX-21.1	SUBSIDIARIES OF THE REGISTRANT
EX-23.1	CONSENT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1	SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2	SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1	SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2	SECTION 906 CERTIFICATION OF THE C.F.O.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance, or financial conditions:

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

We have grown our business by using a three-pronged strategy: building a worldwide direct sales force, acquiring and developing complementary vascular devices, and developing and enhancing our in-house manufacturing competencies. Since 1998 we have completed ten acquisitions and consolidated most of our manufacturing operations into our Burlington, Massachusetts, headquarters.

We have sought to take advantage of the trend towards endovascular techniques that utilize more complex, higher-priced devices by acquiring new product lines. For example, in 2005 we acquired our aortic stent graft product lines, which are endovascular implants used to treat aortic aneurysms and dissections, and in 2007 we acquired our EndoRE remote endarterectomy devices, which are primarily used in the minimally invasive treatment of blockages in the major arteries of the leg. Our vascular surgeon customers are increasingly performing minimally invasive endovascular procedures, presenting us with attractive opportunities to sell new devices that address their changing product needs.

We estimate that peripheral vascular disease affects more than 20 million people worldwide. We estimate that the annual worldwide market for all peripheral vascular devices is approximately $3 billion and that the annual worldwide market addressed by our 14 current product lines approaches $1 billion. In addition, we distribute product lines of third parties that address markets that we estimate approximate $75 million in the territories where we have distribution rights. The increasing incidence and diagnosis of peripheral vascular disease is driving the growth of the market for peripheral vascular devices, which prior to the recent economic downturn we estimate had been growing at 8% per year. We believe that our strong brands, established sales force, expanding suite of peripheral vascular devices, and broad network of vascular surgeon customers uniquely position us to capture an increasing share of this large and growing market.

We sell our products primarily through a direct sales force. Our sales force was comprised of 52 field sales representatives in North America, the European Union, and Japan as of December 31, 2008. We also sell our products through a network of distributors in various countries outside of the United States and Canada. For the year ended December 31, 2008, approximately 88% of our net sales were generated through direct sales, and no customer accounted for more than 3% of our net sales.

Corporate Information

We were incorporated in Massachusetts on November 28, 1983, as Vascutech, Inc. On June 16, 1998, we were reincorporated in Delaware, and on April 6, 2001, we changed our name to LeMaitre Vascular, Inc. Our principal executive offices are located at 63 Second Avenue, Burlington, Massachusetts 01803, and our telephone number is (781) 221-2266.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.lemaitre.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our investor relations page and on our website is not part of this Annual Report or Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Vascular surgeons primarily treat peripheral vascular disease, but also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 2,000 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe and Japan. In contrast to interventional cardiologists and interventional radiologists, neither of whom are certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures and are therefore uniquely positioned to provide patients with a wider range of treatment options. The ability to perform conventional surgery also allows vascular surgeons to convert to an open vascular approach should the need arise during an interventional procedure.

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

Vascular surgeons are increasingly adopting new endovascular techniques. According to the Healthcare Cost and Utilization Project, of the 1.1 million surgical procedures for peripheral vascular disease performed in the United States in 2003, over 38% were endovascular procedures, as compared to 25% in 1997. We believe that this trend is likely to continue, as new vascular surgeons complete courses of study that include endovascular training and older vascular surgeons less likely to adopt these techniques retire. Due in part to the reduced hospital stays that they enable, endovascular devices typically command significantly higher prices than vascular surgery devices.

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

In 1992, Dr. LeMaitre’s son, George W. LeMaitre, our Chairman and Chief Executive Officer, joined LeMaitre Vascular with a vision of creating a company focused on serving the broader needs of the vascular surgeon. Throughout most of the 1990s, we used cash generated from operations and a nominal amount of bank debt to fund the further development of the valvulotome and to establish our brand. In 1997, we generated annual net sales of $3.0 million with 15 employees.

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

In October 2006, we completed our initial public offering, raising net proceeds of approximately $36 million before expenses. From our initial public offering through December 31, 2008, we have continued to execute on our primary business strategies by increasing the number of our field sales representatives from 36 to 52; hiring our first direct sales personnel in Austria, France, Italy, and Sweden; increasing the number of research and development engineers; launching new products; and completing four acquisitions in 2007. Most significantly:

•

In September 2007, we acquired our EndoRE line of remote endarterectomy products, which are used in a hybrid open/endovascular procedure for the minimally invasive removal of plaque from the major arteries of the leg, as part of the business of Vascular Architects.

•

In December 2007, we acquired Biomateriali, S.r.l., a privately held Italian manufacturer of the AlboGraft Vascular Graft, a line of polyester prosthetic grafts for vessel replacement in the peripherals, abdomen, and thorax, which at the time were distributed exclusively by Edwards Lifesciences AG. In 2009, we reached agreement with Edwards Lifesciences to terminate their distribution of this product line as of March 27, 2009, and we commenced direct-to-hospital sales on March 30, 2009.

Due in part to these efforts, we generated net sales of $41.4 million and $48.7 million for the years ended December 31, 2007 and 2008, respectively. We currently offer 14 product lines across three product categories. In addition, we further leverage our sales organization by distributing the Powerlink System, an abdominal stent graft manufactured by Endologix, Inc., in several European countries, and the PeriPatch Biologic Vascular Patch, a line of bovine and equine tissue-based vascular patches manufactured by Neovasc Inc., in the United States and several European countries. We hold an option commencing January 2, 2014 to acquire the PeriPatch Biologic Vascular Patch product line from Neovasc Inc.

Our Business Strategies

Our goal is to be the leading global provider of medical devices to vascular surgeons and interventionalists.

To achieve this objective, we are utilizing the following long-term strategies:

•

Acquire Complementary Products. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. Since 1998, we have completed ten acquisitions. We actively track industry developments and plan to acquire additional product lines and businesses as a means of further accessing the approximately $3 billion peripheral vascular device market. We intend to pursue acquisitions in a disciplined manner to expand and diversify our product offerings and add new technology platforms.

•

Extend Our Market Reach through Research and Development and Additional Regulatory Approvals. By refining our current product lines and developing new applications for our existing technologies, we plan to extend our reach into the peripheral vascular device market. Our current research and development efforts include improvements and additions to the products in our endovascular product category. We also intend to obtain regulatory approvals for our devices in new markets. For example, we currently market our aortic stent graft devices in the European Union and have focused our near-term efforts on obtaining regulatory approval for these products in the United States. We are also seeking clearance for the sale of our AlboGraft Vascular Graft product line in the United States.

•

Expand Our Direct Sales Force. We sell our products primarily through a direct sales force comprised as of December 31, 2008, of 52 field sales representatives in North America, the European Union, and Japan. At the time of our October 2006 initial public offering we had 36 sales representatives. In the near-term it is unlikely that we will significantly expand the size of our sales force; however, as a long-term strategy, we intend to further expand our sales force. We believe that direct-to-hospital sales engender closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer churn resulting from distributor turnover.

Our Products

The following table describes the primary use and regulatory status of each of our 14 product lines:

Product Category	Product Line	Primary Use	Available for Sale in
			United States	European Union	Japan
Endovascular	TAArget Thoracic Stent Graft	Endovascular repair of thoracic aortic aneurysm and dissection	Application submitted(1)	✓
	UniFit Abdominal Stent Graft	Endovascular repair of abdominal aortic aneurysm	In clinical studies(2)	✓
	aSpire Covered Stent	Holding open major leg arteries that have had blockages removed(3)	✓	✓
	LeverEdge Contrast Injector	Injection of media to monitor blood flow and determine vessel location	✓	✓
	VascuTape Radiopaque Tape	Improvement in precision and accuracy of endovascular procedures	✓	✓	✓
	AnastoClip Vessel Closure System	Attachment of blood vessels, primarily for dialysis access	✓	✓	✓
Vascular	AlboGraft Vascular Graft	Synthetic vessels for use in bypass and replacement procedures	Application submitted(4)	✓
	EndoRE Remote Endarterectomy Devices	Removal of blockages in the major arteries of the leg	✓	✓
	InvisiGrip Vein Stripper	Single-incision removal of varicose veins	✓	✓	✓
	Expandable LeMaitre Valvulotome	Destruction of vein valves to create vein bypass graft	✓	✓	✓
	Pruitt-Inahara, Pruitt F3, and Flexcel Carotid Shunts	Facilitation of blood flow to brain during carotid plaque removal	✓	✓(5)	✓(5)
	LeMaitre Balloon Catheters	Removal of blood clots; occlusion, and facilitation of blood flow	✓	✓	✓
General Surgery	OptiLock Implantable Port	Central venous infusion of drugs and nutrients	✓	✓
	Reddick Cholangiogram Catheter	Introduction of dye into the cystic duct	✓	✓	Application submitted(6)

(1)	We have submitted an IDE application to the FDA to begin a feasibility study of the TAArget Thoracic Stent Graft. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to resolve these deficiencies, although there can be no assurance that the FDA will approve our application. See “—Clinical Studies” for a description of this clinical study.
(2)	We are conducting a clinical study in the United States on the UniFit Abdominal Stent Graft. See “—Clinical Studies” for a description of this clinical study.
(3)	This is the approved use for the aSpire Covered Stent in the European Union, where it is often used in conjunction with our EndoRE line of remote endarterectomy devices. In the U.S., the device is approved for use in lung airways that have been narrowed by disease.
(4)	We have submitted an application for 510(k) clearance of the AlboGraft Vascular Graft product line with the FDA.
(5)	The Pruitt F3 Carotid Shunt is only available for sale in the United States. The Flexcel Carotid Shunt is available for sale in the United States and the European Union, but is not yet available for sale in Japan.
(6)	We have submitted an application for Shonin registration with the Japan Ministry of Health, Labor and Welfare.

Effective January 1, 2007, we became the exclusive distributor for the Powerlink System—a bifurcated abdominal stent graft manufactured by Endologix, Inc.—in several European countries, including Germany, France, and the United Kingdom. We believe that this product complements our TAArget Thoracic Stent Graft and UniFit Abdominal Stent Graft product lines, allowing our growing European sales force to offer a complete range of stent grafts for the entire aorta.

Effective January 26, 2009, we became the exclusive distributor for the vascular surgery sizes of the PeriPatch Biologic Vascular Patch—a line of bovine and equine tissue-based vascular patches manufactured by Neovasc Inc.—in the United States and several European countries. We believe that the PeriPatch Biologic Vascular Patch complements our carotid shunt product line, both of which are used by vascular surgeons in a carotid endarterectomy procedure, which is the open surgical removal of plaque from a diseased carotid artery. We hold an option commencing January 2, 2014 to acquire the PeriPatch Biologic Vascular Patch.

In addition to the sale of our own products and the distribution of the Powerlink System and PeriPatch Biologic Vascular Patch, we engage in a limited amount of private label manufacturing for another medical device company, Sorin Biomedica SpA.

Endovascular

Endovascular

Our endovascular products are used primarily by vascular surgeons and interventionalists in minimally invasive endovascular procedures, such as angioplasty, stenting, stent-grafting, and atherectomy.

TAArget Thoracic Stent Graft

The TAArget Thoracic Stent Graft is an endovascular graft used to treat an aortic aneurysm, a weakening and ballooning of the aorta, or an aortic dissection, a separation of the layers of the aortic wall that often leads to rupture and death, in each case in the upper part of the aorta, known as the thoracic aorta. The TAArget Thoracic Stent Graft, introduced in 2008, replaces our EndoFit Thoracic Stent Graft in most markets. The TAArget Thoracic Stent Graft features our new TT Tortuous Tracker Delivery System for more precise deployment of the stent graft and a new, optional uniform top stent design for improved external fixation against the wall of the aorta. TAArget’s flexible, encapsulated design, in contrast to devices currently available commercially, uses expanded polytetrafluoroethylene (ePTFE), which is designed to prevent the stent scaffolding from contacting either the blood stream or the vessel wall. This design also allows us to offer a wide range of stent grafts sizes, including tapered grafts, which fit a wider range of patient anatomies than many of our competitors’ products. Our design also allows us to rapidly build the device to fulfill custom orders; for the year ended December 31, 2008, approximately 47% of our TAArget and UniFit stent grafts were custom-built. We acquired TAArget’s predecessor EndoFit product line through our acquisition of Endomed in February 2005.

Our TAArget Thoracic Stent Graft product line is currently sold in the European Union and a small number of foreign jurisdictions. We have submitted an IDE application to the FDA to begin a feasibility study of the TAArget Thoracic Stent Graft. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to resolve these deficiencies, although there can be no assurance that the FDA will approve our application. See “—Clinical Studies” for a description of this clinical study.

In February 2009 the EndoFit Thoracic Stent Graft was approved for sale in China by the State Food and Drug Administration (SFDA) following a clinical study conducted by our Chinese distributor on our behalf. We are preparing to commence sales of this device in China, although there can be no assurance that we will be successful in entering or effectively penetrating the Chinese stent graft market. See “Risk Factors—Any operations that we conduct in China will expose us to the risk of adverse changes in political, legal, and economic policies of the Chinese government, which changes could reduce the demand for our products in China and materially and adversely affect our competitive position in China.”

UniFit Abdominal Stent Graft

The UniFit Abdominal Stent Graft is a non-bifurcated endovascular graft used to treat aneurysms in the lower part of the aorta, known as the abdominal aorta, and the iliac arteries. The UniFit device is similar in design to the TAArget device, with a flexible, encapsulated design and similar manufacturing advantages that allow us to offer a wide range of stent graft sizes and custom-built devices. The UniFit Abdominal Stent Graft is also available with the TT Tortuous Tracker Delivery System and a new, optional uniform top stent. We acquired the previous generation of our UniFit product line through our acquisition of Endomed in February 2005.

This product line is currently sold in the European Union and a small number of foreign jurisdictions. We are currently conducting a pivotal study in the United States for the UniFit device.

VascuTape Radiopaque Tape

VascuTape Radiopaque Tape is a flexible, medical-grade tape with centimeter or millimeter markings printed in our proprietary radiopaque ink that is visible both to the eye and to an x-ray machine or fluoroscope. VascuTape Radiopaque Tape is applied to the skin and provides interventionalists with a simple way to cross-reference precisely between the inside and the outside of a patient’s body, allowing them to accurately size or locate tributaries or lesions beneath the skin. VascuTape Radiopaque Tape enables smaller skin incisions, more accurate lesion location, more precise stent and catheter sizing, and reduced contrast injections. VascuTape Radiopaque Tape was invented by our founder, George D. LeMaitre, M.D.

Our VascuTape product line is currently sold in the United States, the European Union, Japan, and many other foreign jurisdictions.

aSpire Covered Stent

The aSpire Covered Stent is a spiral-shaped nitinol stent covered by ePTFE that is used to keep blood vessels and lung airways open after blockages have been removed. Due to its spiral shape, the aSpire Covered Graft is highly flexible, conforms to varying airway and vessel diameters, and, unlike tube-shaped covered stents, is less likely to cut off supply to arterial side branches, which could cause tissue damage. We acquired the aSpire Covered Stent product line and related operations through our acquisition of the business of Vascular Architects in September 2007.

Our aSpire Covered Stent is currently sold in the European Union, where it is approved for use in the major arteries of the leg, and in the United States, where it is approved for use in the lungs and trachea for narrowings caused by disease.

LeverEdge Contrast Injector

The LeverEdge Contrast Injector is a manually operated device used to inject contrast media—solutions that are highly visible in x-ray and fluoroscopic images—into the circulatory system. These solutions enable interventionalists to evaluate blood flow and locate vessels, blockages, and leaks. Less expensive than electronic injection systems, the LeverEdge device is sold sterile and allows interventionalists direct control in contrast delivery, permitting high-quality imaging with a reduced amount of contrast, which reduces patient discomfort and hospital costs. Compared to other manual systems, including conventional syringes, the LeverEdge Contrast Injector is able to deliver contrast at much higher pressures, allowing for the use of smaller and less invasive contrast delivery catheters. We acquired the LeverEdge product line and related operations from Cardiovascular Innovations, LLC in April 2007.

Our LeverEdge Contrast Injector is currently sold in the United States and Europe.

AnastoClip Vessel Closure System

The AnastoClip Vessel Closure System is a titanium clip implanted by vascular surgeons to attach vessels, native and prosthetic, to each other. The AnastoClip Vessel Closure System creates an interrupted anastomosis, or a vessel attachment that expands and contracts as the vessel pulses, which we believe improves the durability of the anastomosis. The AnastoClip Vessel Closure System has the further advantage that it does not puncture the vessel wall and disrupt blood flow. A retrospective 1,110-patient clinical study published in the August 2003 Journal of Vascular Surgery found that the AnastoClip Vessel Closure System improved 24-month patency versus traditional continuous sutures from approximately 34% to 54% in arterio-venous fistulae, which are surgical attachments of arteries and veins, and from approximately 17% to 36% in prosthetic grafts attachments. Patency data was collected from a total of 1,385 vascular access anastomoses. We acquired the AnastoClip Vessel Closure System product line and related operations from Covidien, then Tyco Healthcare, in February 2004.

Our AnastoClip Vessel Closure System product line is currently sold in the United States, the European Union, Japan, and many other foreign jurisdictions.

Powerlink System

We distribute the Powerlink System, a one-piece, self-expanding bifurcated stent graft. The Powerlink System’s unique delivery mechanism requires only a surgical incision in one leg, whereas other bifurcated stent grafts typically need surgical exposure of the femoral artery in both legs to introduce multiple components.

The Powerlink System is manufactured by Endologix, Inc. and distributed by us in select European markets, including Germany, France, the United Kingdom, and several other countries.

Vascular Products

Our vascular products are used primarily in open vascular surgery for the treatment of peripheral vascular disease.

Expandable LeMaitre Valvulotome

The Expandable LeMaitre Valvulotome cuts valves in the saphenous vein, a vein that runs from the ankle to the groin, so that it can function as a bypass vessel to carry blood past diseased arteries to the lower leg or the foot. The Expandable LeMaitre Valvulotome is the only self-sizing, self-centering valvulotome available. We believe that the Expandable LeMaitre Valvulotome reduces costs for hospitals by enabling less invasive bypass surgery to be performed with several one-inch incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications. The Expandable LeMaitre Valvulotome is the sixth generation of the original valvulotome developed by our founder, George D. LeMaitre, M.D.

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

Our Pruitt-Inahara Carotid Shunts are currently sold in the United States, the European Union, Japan, and many other foreign jurisdictions. The Pruitt F3 Carotid Shunt is only available for sale in the United States. The Flexcel Carotid Shunt is available for sale in the United States the European Union, and many other foreign jurisdictions, but is not yet available for sale in Japan.

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

InvisiGrip Vein Stripper

The InvisiGrip Vein Stripper is a single-incision, inversion vein stripper designed to provide a less traumatic alternative to standard vein strippers for the removal of the saphenous vein. Our InvisiGrip device enables the surgeon to complete the procedure in a minimally invasive fashion with just one incision versus a traditional two-incision procedure. We developed this device internally based on a patent we licensed from a vascular surgeon.

Our InvisiGrip product line is currently sold in the United States, the European Union, Japan, and many other foreign jurisdictions.

AlboGraft Vascular Graft

The AlboGraft Vascular Graft is a collagen-coated polyester graft used to bypass or replace diseased arteries. Available in both straight tube and bifurcated versions, the AlboGraft Vascular Graft offers superior feel and ease of manipulation to our surgeon customers, while the collagen coating provides immediate sealing of suture holes. These knitted and woven vascular grafts are an essential part of the vascular surgeon’s toolkit and complement LeMaitre Vascular’s other product lines. We acquired the AlboGraft Vascular Graft product line through our acquisition of Biomateriali S.r.l. in December 2007.

Our AlboGraft Vascular Graft product line is currently sold in the European Union and many other foreign jurisdictions. We have submitted an application for 510(k) clearance of the AlboGraft Vascular Graft product line with the FDA. Until recently, this product line was sold through an exclusive distribution agreement with Edwards Lifesciences AG. In March 2009, we paid $3.5 million to Edward Lifesciences in exchange for the early termination of this distribution agreement, the purchase of their AlboGraft customer list and certain customer contracts, and their provision of sales and marketing services. We also repurchased most of their remaining AlboGraft inventory. We commenced direct-to-hospital sales on March 30, 2009.

EndoRE Remote Endarterectomy Devices

The EndoRE line of remote endarterectomy devices are used to remove severe atherosclerotic blockages from the major arteries of the leg in a minimally invasive procedure requiring a single incision in the groin. Our EndoRE devices are used to separate the sclerotic blockage from the vessel, cut the far end of the blockage to free it for removal, and then withdraw the blockage from the vessel. A retrospective 133-patient clinical study published in the February 2006 Journal of Vascular Surgery found that, compared to bypass procedures, this minimally invasive procedure leads to less trauma to the patient and reduced hospital stays. It also preserves the patient’s own veins for future use in an unrelated bypass procedure. We acquired the EndoRE product line through our acquisition of the business of Vascular Architects in September 2007.

Our EndoRE Remote Endarterectomy Devices are currently sold in the United States and Europe.

PeriPatch Biological Vascular Patch

We distribute the PeriPatch Biologic Vascular Patch, a patch made from either bovine or equine pericardium and used in conjunction with endarterectomy and vascular reconstruction procedures. The patch is exceptionally strong, uniform and easy to handle and suture.

The PeriPatch Biologic Vascular Patch is manufactured by Neovasc Inc. in Vancouver, Canada and distributed by us in the United States, the European Union, and select other European markets.

General Surgery Products

Reddick Cholangiogram Catheter and Laparoscopic Accessories

The Reddick Cholangiogram Catheter is used to inject dye into the cystic duct during a laparoscopic cholecystectomy. In this procedure, the gall bladder is dissected and removed through small punctures in the abdomen. We also offer two laparoscopic accessories used in laparoscopic gall bladder removal—the Reddick-Saye Screw and the Grice Suture Needle. We acquired the Reddick Cholangiogram Catheter and laparoscopic accessory product lines and related operations from Horizon Medical in March 2001.

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

Clinical Studies

We conduct clinical studies in order to obtain regulatory approval and provide marketing data for our product lines. The goal of a clinical study is to evaluate the safety and/or clinical effectiveness of a device or the substantial equivalence to another device. We currently have one active U.S. clinical study with respect to our UniFit Abdominal Stent Graft called the UNITE Trial. Recently we have begun efforts to initiate a U.S. feasibility study of our TAArget Thoracic Stent Graft called the ENTRUST Trial.

In October 2002, the previous owner of our UniFit Abdominal Stent Graft product line commenced a feasibility study in the United States to support a possible PMA application for the UniFit Abdominal Stent Graft. (See “—Government Regulation” for more on the PMA process.) We took over this study at the time of our acquisition of Endomed, Inc. in February 2005. In this study, we are seeking to demonstrate successful aneurysm exclusion without perioperative death, myocardial infarction, stroke, limb loss, or surgical conversion. We completed enrollment of the feasibility study in November 2006 and are currently monitoring follow-up visits for the duration of this study. A feasibility study is a preliminary study and is not a pivotal trial, which would be the principal basis for PMA approval. In May 2006, we submitted an investigational device exemption (IDE) supplemental application to the FDA to begin a pivotal clinical trial to evaluate the safety and effectiveness of the UniFit Abdominal Stent Graft in the treatment of aorto, aorto-iliac, and/or iliac aneurysms. In May 2007, we received final approval from the FDA to commence the pivotal trial, which we call the UNITE trial. As of March 26, we had enrolled 29 patients in the trial. We plan to enroll 90 patients at up to 21 institutions. The primary effectiveness endpoint of the study is based on aneurysm exclusion as evaluated through one-year follow-up.

Additionally, in May 2008, we submitted an IDE application to the FDA to begin a feasibility study, which we call the ENTRUST study, to evaluate the safety of the TAArget Thoracic Stent Graft in the treatment of thoracic aortic aneurysms. Because the TAArget Thoracic Stent Graft is a “significant risk” device for regulatory purposes, we cannot start our feasibility study for the device until we receive the FDA’s approval of our application. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to resolve these deficiencies and resubmit an application, although there can be no assurance that the FDA will approve our application.

Clinical studies are subject to a number of factors that can influence results, making it difficult to draw general conclusions. Peripheral vascular studies have historically involved very few patients, with even fewer patients available for long-term follow up and analysis. Among a small number of treated patients, these factors can influence the significance of clinical study results. Consequently, findings from one study should not be used to predict limitations or benefits of a particular means of treatment. We continually evaluate the potential financial benefits and costs of our clinical studies and the products being evaluated in them. If we determine that the costs associated with obtaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical study and/or the development of a product. See “Risk Factors—Our stent graft products require, are in, or have recently completed, clinical studies.” If these clinical studies are unsuccessful, or if the FDA or other regulatory agencies do not accept or approve the results of such studies, these products may not successfully come to market and our business prospects may suffer.

In January 2008, the FDA audited the conduct of the feasibility study and pivotal clinical trial of our UniFit Abdominal Stent Graft. As a result of this audit, the FDA issued a formal notification, or Form FDA-483, listing nine observations. Specifically, the FDA observed that we had not adequately supervised participating sites, made all required reports to those sites and the FDA, or adequately maintained all records required by FDA regulations. In June 2008, the FDA issued a public Warning Letter regarding many of the matters cited in the Form FDA-483. After receiving this Warning Letter, we submitted a response letter to the FDA detailing our implementation of corrective actions, and in July 2008, we received a letter from the FDA indicating that the corrective actions that we have developed and implemented appear to be adequate. However, our corrective actions remain subject to verification as part of any future FDA inspection, and we cannot assure you that we will continue to be successful in implementing these changes or that the FDA will agree that our implementation is adequate. If the FDA finds that we are not in substantial compliance with IDE requirements, they may take enforcement action against us, and the conduct of our clinical trial could be interrupted or discontinued.

Sales and Marketing

As of December 31, 2008, we employed 52 field sales representatives. We believe that the expansion of our direct sales force has been a key factor in our success and it remains one of our primary long-term strategies. In the near-term it is unlikely that we will significantly expand the size of our sales force; however, as a long-term strategy, we intend to further expand our sales force. Outside our direct markets, we generally sell our products through a network of country-specific distributors. We typically sign exclusive distribution agreements with terms of up to five years specifying minimum annual sales volumes and pricing. These agreements are only renewable by mutual agreement. As exceptions to our direct sales and country-specific distribution models, we sell unbranded polyester vascular graft components to Sorin Biomedica SpA under a private label manufacturing program.

We believe that our direct marketing efforts are critical to our brand development and continued success. Prior to 1999, we had no direct sales force and instead relied on direct marketing to generate brand awareness and product loyalty. We believe that this direct marketing approach continues to serve us well, allowing us to market to vascular surgeons beyond the reach of our direct sales force.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines and introducing manufacturing efficiency changes. We remain dedicated to improving manufacturing efficiencies and increasing automation. Our current product development efforts are largely focused on the endovascular space, including improvements to our TAArget and UniFit Stent Grafts. More recently, we have begun to increase investment in product research and development, with the goal of more rapidly developing new products, line extensions, and next-generation devices in our endovascular and vascular product categories.

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

For fiscal 2006, 2007, and 2008, our research and development expenditures, including clinical study expenditures, were $3.3 million, $4.6 million and $5.3 million, respectively, and represented between 10% and 11% of net sales. As of December 31, 2008, our research and development staff consisted of 12 full-time engineers and technicians.

Manufacturing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced in a 5,556 square foot ISO 14644-1 Class 8 clean room, and in Brindisi, Italy, where we produce our AlboGraft Vascular Graft product line and perform select other manufacturing processes in a 7,535 square foot ISO 14644-1 Class 8 clean room.

With our acquisition of the business of Vascular Architects in September 2007, we inherited certain third-party manufacturing relationships relating to the production of the aSpire Covered Stent and each of the EndoRE Remote Endarterectomy Devices.

We manufacture certain proprietary components, assemble most of our devices ourselves, and inspect, test, and package all of our finished products. By designing and manufacturing many of our products from raw materials, and assembling and testing as many of our subassemblies and products as practical, we believe that we can maintain better quality control, ensure compliance with applicable regulatory standards and our internal specifications, limit outside access to our proprietary technology, ensure adequate product supply, and make design modifications in a timely manner. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery.

Nearly all of our products are built to stock. The only exceptions are the aortic stent grafts that we custom build for specific anatomies as requested by physicians. For the year ended December 31, 2008, about 47% of our aortic stent grafts were custom built. We believe that our custom manufacturing of stent grafts is a competitive advantage that engenders physician loyalty and brand awareness.

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

We have implemented a variety of manufacturing strategies and techniques with the goal of improving our gross margin and increasing product quality. By instituting lean manufacturing techniques, we have been able to reduce time, space, and materials from several of our production lines, while simultaneously improving quality.

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

Our manufacturing facilities have been certified to ISO 13485:2003 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. If we were to lose these certifications, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or, in the case of the European Union, satisfactorily completed an alternate approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities and our Notified Body (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “—Government Regulation.”

Competition

The markets in which our 14 product lines compete are characterized by rapid change resulting from technological advances and scientific discoveries. No one company competes against us in all of our product lines. Rather, we compete with a range of companies, from large to small, including both publicly traded and privately held device companies. Notable competitors include Applied Medical Resources Corporation, Cardiovascular Systems Inc., Cook Group Incorporated, C.R. Bard, Inc., Edwards Lifesciences Corporation, Getinge AB, Medtronic, Inc., Terumo Medical Corporation, Uresil, LLC, and W. L. Gore & Associates.

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

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights.

As of December 31, 2008, we actively maintained 44 issued patents and 6 pending patent applications in the United States, Europe, Japan, Australia, Canada, and other countries throughout the world relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2012 to 2020. We do not expect the near-term expiration of any of our issued U.S. patents to adversely affect our intellectual property position.

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

While most of the world relies on a first-to-file system, the U.S. gives patent rights to whomever was the first to invent an idea, even if the inventor filed the related patent application after another was filed covering the same idea. Because patent applications can be maintained in secrecy for at least 18 months after their earliest priority date, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter. For example, in 2005 and 2006, respectively, Boston Scientific Corporation initiated opposition proceedings in the European Patent Office claiming that we were not the first to file a patent application on certain material. Specifically, they opposed our granted European patent number 1,202,682, or the 682 patent, related to an ePTFE intraluminal device such as certain of our TAArget and UniFit stent grafts, and our granted European patent number 1,148,838, or the 838 patent, related to an ePTFE vascular prosthesis such as certain of our TAArget and UniFit stent grafts. As a result of the opposition proceedings, the granted patent claims in the 682 patent were canceled while the 838 patent survived with certain amendments that did not materially alter the coverage provided by that patent. Although the cancellation of the patent claims in the 682 patent does not affect our ability to manufacture, distribute, or sell any of our products, it could affect our right to exclude others from selling products similar to our TAArget and UniFit stent grafts in Europe.

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

Certain aspects of our products are covered by patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our TAArget and UniFit stent grafts pursuant to a sublicense from Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., to a U.S. patent covering aspects of ePTFE. Our arrangement with Bard may preclude us from assigning the sublicense to a third party, including in connection with the sale of more than 30% of our capital stock or all or substantially all of our assets, without the prior consent of Bard. The loss by us of our right to manufacture, market, and sell our TAArget and UniFit products could adversely affect our business and results of operations, perhaps materially. We also manufacture, market, and sell our AnastoClip Vessel Closure System, aSpire Covered Stent, EndoHelix Retrieval Device, Grice Suture Needle, MollRing Cutter Transection Device, Reddick-Saye Screw, and Periscope Dissector products pursuant to licenses with third-party patent holders.

We believe that our strong brands have been an important factor in our success. We rely on common law and registered trademarks to protect our product brands. Some of our registered trademarks are LeMaitre, Pruitt, VascuTape, Glow ‘N Tell, and Reddick, each of which is registered in the United States and the European Union, and in certain cases in other foreign countries.

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

Premarket Pathways

Medical devices must receive either 510(k) clearance or premarket application approval (PMA approval) from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Class II devices may be subject to special controls, such as performance standards and FDA guidelines that are not applied to class I devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device or to a preamendment class III device (i.e., one in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in class III, which requires PMA approval. In most cases, a user fee is required for 510(k) submissions and PMA applications, which in the case of PMA applications can be very costly.

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

In May 2008, we submitted an IDE application to the FDA to begin a feasibility study to evaluate the safety of our TAArget Thoracic Stent Graft in the treatment of thoracic aortic aneurysms. Because the TAArget Thoracic Stent Graft is a “significant risk” device for regulatory purposes, we cannot start our feasibility study for the device until we receive the FDA’s approval of our application. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to resolve these deficiencies, although there can be no assurance that the FDA will approve our application.

During a study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, record keeping, and prohibitions on the promotion of investigational devices. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record-keeping requirements. Required records and reports are subject to inspection by the FDA. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.

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

Historically, our products have been introduced into the market using the 510(k) clearance procedure, and we have not used the more burdensome PMA process for any of the products that we currently market or sell in the United States. In contrast, the FDA is requiring that both our UniFit Abdominal Stent Graft and TAArget Thoracic Stent Graft undergo the PMA process.

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

Non-U.S.

Our success in non-U.S. markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems in non-U.S. markets vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we generally pursue reimbursement approval in those countries in which we sell directly to the hospital. In other markets, we generally rely on the distributors who sell our products to obtain reimbursement approval in those countries in which they will sell our products. There can be no assurance that reimbursement approval will be received.

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

Employees

We had 200 full-time employees at December 31, 2008. Of these employees, 80 were in manufacturing and research and development, 80 were in sales and marketing, 17 were in clinical, regulatory, and quality assurance, and 23 were in general and administrative. At our facility in Brindisi, Italy, we have 29 employees who are covered by one or more collective bargaining agreements negotiated with a union-authorized employee representative (Rappresentanza Sindacale Unitaria) and the two unions (FEMCA-CISL and FILCEA-CGIL) that represent employees at this location. We have never had a work stoppage, and we believe that our employee relations are good.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly results and we may not maintain our recent profitability.

As of December 31, 2008, we had an accumulated deficit of approximately $16.2 million. While we reported positive operating and net income in the three months ended December 31, 2008, we had an operating and a net loss for the year ended December 31, 2008. Moreover, in 2009, we reached agreement with Edwards Lifesciences AG to terminate their distribution of our AlboGraft Vascular Graft product line as of March 27, 2009, and it is likely that this transaction will cause us to record significant expenses that will make it difficult for us to report either an operating or a net profit for the first three months or the full year 2009. Although, excluding the effects of this transaction, we intend to maintain our profitability in 2009, there can be no assurance we will achieve significant net sales or maintain either operating or net profitability. Our recent operating and net profitability results from extensive operating expense reduction. Control of operating expenses will need to be maintained in order to maintain or improve operating profitability, and decreased investment levels may inhibit future growth in net sales and earnings. We intend to increase operating expenses in 2009 in areas such as research and development and clinical and regulatory affairs. Additionally, our ability to maintain profitability will be influenced by many factors, including:

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

For the full year ended December 31, 2008, 45% of net sales were derived from sales occurring outside of the Unites States. Because the majority of our sales outside of the United States are denominated in local currencies, our reported sales and earnings are subject to fluctuations in foreign exchange rates. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our sales and earnings. At present, we manufacture very few of our products outside the United States and we rarely engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. Over recent months, the value of foreign currencies against the U.S. dollar has fluctuated dramatically. For example, the value of the euro against the U.S. dollar declined by nearly 10% during the month of October 2008. A decline in the value of the euro against the U.S. dollar could be expected to have a negative impact on our revenue and earnings growth as euro-denominated revenues and earnings, if any, would be translated into U.S. dollars at a reduced value.

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

For example, following our acquisition of Biomateriali S.r.l. in December 2007, we were informed by Sorin Biomedica SpA, that Sorin would be reducing its purchases under an existing private label manufacturing program with Biomateriali. We estimate that this change in purchase volume resulted in a 22% reduction, approximately, in annual net sales of Biomateriali compared to annual net sales for the year preceding the acquisition. We can provide no assurance that similar changes in purchasing volume will not occur in the future in regard to Sorin or any other private label customer of, or distributor for, a company that we acquire.

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG to terminate their distribution of our AlboGraft Vascular Graft, which is manufactured by Biomateriali, and for which Edwards Lifesciences had exclusive rights through 2011 pursuant to agreement with Biomateriali entered in to prior to our acquisition. We paid $3.5 million to Edward Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list and certain customer contracts, and their provision of sales and marketing services. We also repurchased most of their AlboGraft inventory. Even though Edwards Lifesciences has agreed to provide us with sales and marketing services to transition the AlboGraft Vascular Graft customer base, there can be no assurance that we will be successful in doing so, and difficulties that we might encounter could negatively affect our business.

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

In order to expand our product offerings, we have completed ten acquisitions since 1998, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends in part upon our ability to identify, negotiate, complete, and integrate suitable acquisitions and develop products from uncommercialized intellectual property that we acquire. If we are unable to complete acquisitions on satisfactory terms, our growth objectives could be negatively affected.

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

If we fail to convert additional countries or products from distributor sales to direct sales, or encounter difficulties in effecting such conversions, our results of operations could suffer.

We intend to convert select countries and products from distributor sales to direct sales, which could result in disruptions in our sales. This transition may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense, since we would be required to collect customer payments directly rather than through a distributor. Also, our distribution agreements are typically exclusive with terms of up to five years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct sales model. Further, even where the payment of compensation is not required by contract or local law, it may be prudent to make such a payment in order to assure a successful market transition. For example, in October 2007 we entered into an agreement with our exclusive distributor in Italy to end its distribution of our products in January 2008. Among the payments made under this agreement were consulting and transition services fees. These payments were not required under an existing contract or Italian law. These amounts were paid in part because the absence of cooperation by a distributor may result in the sudden erosion of our customer base, which could materially harm our ability to sell our product in that country. If we elect to cooperate with a distributor, that distributor may require us to repurchase inventory that we had previously sold to that distributor, in which event we may need to make a corresponding negative adjustment to net sales.

Following termination of any distribution relationship, we may encounter difficulties in transitioning to a direct-sales model in any country in question. It may take us longer than expected to find sufficient qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could cause a drop in sales. On the logistical side, if a distributor entered into an agreement with a customer relating to sales of our products or successfully completed a customer’s internal approval process, it may be difficult or impossible to assign the distributor’s rights under such agreements or approvals, and sales to that customer may be delayed until a new agreement is entered or a new approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and meet regulatory requirements that were previously the responsibility solely of the distributor. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries or for the products that we select, and difficulties that we encounter in this transition could negatively affect our business.

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG to terminate their distribution of our AlboGraft Vascular Graft in Europe and certain other international markets, for which Edwards Lifesciences had exclusive rights through 2011. We paid $3.5 million to Edward Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list and certain customer contracts, and their provision of sales and marketing services. We also repurchased most of their AlboGraft inventory. As a result of the risks described above, even though Edwards Lifesciences has agreed to provide us with sales and marketing services to transition the AlboGraft Vascular Graft customer base, there can be no assurance that we will be successful in transitioning to a direct sales model for the AlboGraft Vascular Graft, and difficulties that we might encounter in this transition could negatively affect our business.

Recent adverse changes in US, global, or regional economic conditions could have an adverse effect on our business.

Recent global market and economic conditions have become increasingly negative with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished economic expectations. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of a large financial institution, U.S. government financial assistance to major banks, insurance companies, other financial institutions and other federal government interventions in the U.S. financial system led to increased market uncertainty and instability in both the United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers. Continued turbulence in the United States and international markets and economies and prolonged declines in business and consumer spending could result in lower healthcare spending and, consequently, lower sales of our products, longer sales cycles, difficulties in collecting accounts receivable, additional excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and/or supplier difficulties, any of which may have a negative effect on our financial condition and results of operations.

If there is a disruption in the supply of products from Endologix, Inc. that we distribute, or if our relationship with Endologix is impaired or if our agreement is not renewed, our net sales and results of operations could be adversely impacted.

We are party to an agreement with Endologix, Inc., to distribute the Powerlink System in several European countries, including Germany, France, and the United Kingdom, that is scheduled to expire on December 31, 2010. Our success in marketing the Powerlink System is dependent on our sales personnel being proficient in the product line, building physician relationships, and executing sales orders. If we are unable to market the Powerlink System successfully, or if our agreement with Endologix is terminated early, or is not extended or renewed, our net sales and results of operations would likely suffer. If we do not meet our performance requirements under the agreement (and do not cure this deficiency), the agreement may be terminated by Endologix. In fact, we have not met these performance requirements from time to time during the course of our agreement with Endologix and are not currently in compliance. Were Endologix to declare a default under our agreement with them, we would be permitted to cure the performance requirement by purchasing additional inventory in order to avoid a termination, and these required purchases may be material in amount, reducing our cash reserves. In addition, even if we market the Powerlink System successfully, if Endologix is unable to produce enough of its products to meet our demands, we may not be able to meet our customers’ demands, and our net sales and results of operations may suffer. This distribution relationship also exposes us to the risk that the distribution of the Powerlink System disproportionately absorbs company resources that would otherwise be dedicated to other projects and the risk that the European market does not rapidly adopt the Powerlink System, in either of which cases our net sales and results of operations may suffer.

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

If we are unable to increase our selling prices to customers, our rate of net sales growth might be reduced and our operating results could be adversely affected.

In the fiscal years ended December 31, 2007 and 2008, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales occurring in the United States. We have in the past been able to rely upon our intellectual property position, our well-known brands, our established reputation in the vascular surgery device marketplace, and, in some cases, an absence of competition, to implement price increases. If healthcare spending in reduced, particularly in the United States, in response either to government-enacted healthcare reform or to general economic conditions, if the reimbursement rates for the medical procedures in which our products are used are reduced or constrained, or if competitors introduce lower-priced products of comparable safety and efficacy, we may become unable to implement further increases in the selling prices of our products. If we become unable to raise selling prices, it might reduce our rate of net sales growth, which could adversely affect our operating results.

We depend on single- and limited-source suppliers for some of the components to our products, as well as for acquired products that have not been transitioned to in-house manufacture, and if any of those suppliers are unable or unwilling to supply them on acceptable terms, it could limit our ability to deliver our products to our customers on a timely basis or at all.

We rely on single- and limited-source suppliers for some of our important product components, as well as for products we have acquired that are not manufactured in-house. For example, we obtain from a third-party supplier all of the nitinol stents used in our TAArget Thoracic Stent Graft and UniFit Abdominal Stent Graft. Similarly, the EndoRE remote endarterectomy product line we added as a result of the Vascular Architects acquisition is manufactured for us by third-party suppliers. There are relatively few, or in some cases no, alternative, validated sources of supply for these components and products. We do not have supply agreements with most of these suppliers, and instead place orders on an as-needed basis. Most of these suppliers could discontinue the manufacture or supply of these components or products at any time. We do not carry a significant inventory of these components and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture our products would limit our ability to manufacture our products, may result in production delays and increased costs, and may limit our ability to deliver products to our customers. If we are unable to identify alternate sources of supply for the components, we would have to modify our products to use substitute components, which may cause delays in shipments, increase design and manufacturing costs, and increase prices for our products. We cannot assure you that any such modified products would be as effective as the predecessor products, or that such modified products would gain market acceptance. This could lead to customer dissatisfaction and damage to our reputation and could have an adverse effect on our financial condition and results of operations.

Any disruption in our manufacturing facilities could adversely affect our business and results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located at a 27,098 square foot leased facility and a nearby 7,477 square foot leased facility located in Burlington, Massachusetts. We also manufacture our AlboGraft Vascular Graft product line and perform select other manufacturing processes in a 16,146 square foot leased facility in Brindisi, Italy. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all. In addition, our growth may outpace our manufacturing capacity, in which event we would need to locate, obtain, and build-out additional space. New or alternative facilities may not be available to us on acceptable terms. Even if we are able to identify such new or alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available. Our leases for our Burlington, Massachusetts, manufacturing facilities expire in 2011, and we may not be able to renew these leases on terms acceptable to us or at all. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory to meet the demands of our customers, which could have an adverse effect on our financial condition and results of operations.

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

Although we offer training for physicians in the use of some of our products, we do not require that physicians be trained in the use of our products. Not requiring training specific to the use of our devices may expose us to greater risk of product liability if injuries occur during a procedure involving our products. In addition, if demand for our products continues to grow, less skilled surgeons will likely use the devices, potentially leading to an increased incidence of patient injury and an increased risk of product liability. The off-label use of our products may result in an increased risk of serious injuries or death. The potential for off-label use is greater in the case of a product—such as our aSpire Covered Stent—that is approved for a particular use in one country and cleared for a different use in another.

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

We derive a significant portion of our net sales from operations in markets outside of the United States and Canada. For the full year ended December 31, 2008, 45% of our net sales were derived from our operations outside of the United States and Canada. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

Although we currently do not market any of our products in China, we have recently obtained approval from the Chinese State Food and Drug Administration to market our EndoFit Thoracic Stent Graft in China. We expect to initially market our device using one or more distributors. Conducting business in China will expose us to a variety of risks and uncertainties that are unique to China. The Chinese economy differs from the economies of most developed countries in many respects, including:

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

Sales of our products through independent distributors represented 12% of our net sales for the year ended December 31, 2008. Our success in these markets depends largely upon marketing arrangements with distributors, in particular their sales and service expertise and relationships with their respective customers in the marketplace. Although we intend to replace some of these distributors with a direct sales force, this will take time and we may keep a distribution model in some markets. We do not control our distributors and they may not be successful in implementing our marketing plans.

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

We may not maintain positive cash flow from operations and, as a result, we may require additional capital. Failure to attract additional capital on acceptable terms could impair our growth.

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

While we reported an increase to our cash and marketable securities in the three months ended December 31, 2008 and we had positive cash flow from operating activities for the full year ended December 31, 2008, we may require additional capital to execute our strategies and further expand our business. In particular, we depend on access to capital to acquire products and technologies that complement our existing product lines. If our cash reserves, together with cash available under our credit facility and cash generated internally are insufficient to fund our operations or our capital requirements, particularly those related to potential future acquisitions, we will require additional debt or equity financing. The availability of such financing depends in large measure on capital markets and liquidity factors over which we can exert little control. Events over the past several months, including recent failures and near failures of a number of large financial service companies have made the capital markets increasingly volatile. As a result, many medical device companies are finding financing to be increasingly expensive and difficult to obtain. Equity financing, if available, may be dilutive to our stockholders. If we raise additional capital through the issuance of debt, this debt will be senior to our outstanding shares of capital stock upon our liquidation. Financing may not be available or, if available, may not be available on terms acceptable to us and could result in significant stockholder dilution. In addition, covenants in debt financing arrangements may restrict our ability to operate our business or obtain additional debt financing. These covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. We may also elect to raise additional funds through collaboration, licensing, marketing, or similar arrangements, and these arrangements may require us to relinquish valuable rights to our products or proprietary technologies, or grant licenses that are not favorable to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, delaying or postponing our product development efforts (including clinical studies), selling assets, restructuring our operations, or refinancing our indebtedness.

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

As of December 31, 2008, the liability for unrecognized tax benefits was approximately $30,000 in our financial statements in connection with uncertain tax positions. The assessment of additional taxes, interest, and penalties as a result of audits, litigation, or otherwise, could be materially adverse to our current and future results of operations and financial condition.

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

While in the short term we are unlikely to expand the size of our sales force significantly, one of our long-term business strategies is to continue to expand our direct sales force, particularly in markets where we believe we are currently underrepresented. For example, there are several large cities in the United States where we do not have any direct sales coverage. Outside the United States we rely on a small direct sales force in certain markets while we sell our products through independent sales distributors in other markets. Accordingly, there are a number of large markets where we believe we could expand direct sales coverage, such as Japan, France, and Italy. We may not be able to find a sufficient number of qualified medical device sales personnel to adequately address these markets in a cost-effective manner. We compete for experienced medical device sales personnel with our competitors, many of which are larger and have greater resources than we do and some of which may offer more attractive economic incentives than we do. Even if we are able to attract sales personnel, we may not be able to effectively train and retain such personnel. There can be no assurance that we will succeed in expanding our sales force, and difficulties that we encounter could negatively affect our business.

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

If we are not successful in obtaining and maintaining clearances and approvals from governmental agencies, we will not be able to sell our products, and our future growth will be significantly hampered. In order to market some of our products, notably our TAArget and UniFit product lines, we will need to obtain approval of premarket applications from the FDA, which will require data from clinical trials. We have limited experience with these matters, in particular with conducting clinical trials.

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

Our TAArget and UniFit products must receive PMA approval before being commercially distributed in the United States. To successfully obtain PMA approval of our TAArget and UniFit devices and other devices that we may develop or acquire that are not approved for sale in the United States, such as the AlboGraft Vascular Graft, we may need to develop greater regulatory and clinical study expertise than we currently possess. This task will require us to devote significant resources to the improvement of our regulatory compliance and clinical study processes, including filling clinical and regulatory positions with personnel who have the requisite abilities and/or experience. We may not be able to find such personnel or be able to devote the necessary resources. In addition, our inexperience in these areas may cause significant delays in or otherwise harm our ability to successfully complete the complex undertaking of obtaining regulatory approval for these devices. We cannot assure you that we will ever obtain PMA approval for our TAArget or UniFit devices or any other devices that we attempt to bring to market in the United States.

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

We have recently applied for FDA approval to commence a feasibility study of our TAArget Thoracic Stent Graft, which we call ENTRUST, and we cannot assure you that the FDA will permit us to begin this feasibility study. We also currently have an ongoing clinical study to support a possible PMA application for our UniFit Abdominal Stent Graft. We cannot assure you that the ongoing UniFit study will be successful or that the FDA or other relevant regulatory agencies will accept the results of the applicable study and approve or clear the devices for sale. Further, we continue to evaluate the potential financial benefits and costs of our clinical studies and the products being evaluated in them. If we determine that the costs associated with obtaining regulatory approval of a product exceed the potential financial benefits of that product, or if the projected development timeline is inconsistent with our investment horizon, we may choose to discontinue a clinical study and/or the development of a product.

In May 2008, we submitted an IDE application to the FDA to begin a feasibility study, which we call the ENTRUST study, to evaluate the safety of the TAArget Thoracic Stent Graft in the treatment of thoracic aortic aneurysms. Because the TAArget Thoracic Stent Graft is a “significant risk” device for regulatory purposes, we cannot start our feasibility study for the device until we receive the FDA’s approval of our application. In July 2008, we received a letter from the FDA indicating that it could not approve our application until deficiencies identified in the letter are resolved to the FDA’s satisfaction. We are working with the FDA to resolve these deficiencies and resubmit an application, although there can be no assurance that the FDA will approve our application.

In May 2006, we submitted an investigational device exemption, or IDE, supplemental application to the FDA to begin a pivotal clinical trial to evaluate the safety and effectiveness of the UniFit Abdominal Stent Graft in the treatment of aorto, aorto-iliac, and/or iliac aneurysms. In May 2007, we received final approval from the FDA to commence the pivotal trial, which we refer to as the UNITE study, and as of March 26, 2009, we had enrolled 29 patients in the trial. We plan to enroll 90 patients at 21 institutions. The primary effectiveness endpoint of the study is based on aneurysm exclusion as evaluated through one-year follow-up. If the institutions participating in any of our clinical studies or trials do not enroll a sufficient number of patients to provide the clinical data necessary to obtain regulatory approval of the device being evaluated, or do not enroll patients in a timely fashion, the approval or clearance of that device for sale may be prevented or delayed.

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

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if the governmental entity finds that our products would cause serious adverse health consequences or death. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. For example, in 2007, we initiated a voluntary recall of our LeverEdge Contrast Injector in April 2007 due to a packaging flaw that compromised the sterility of the product. Any future recall of our products may harm our reputation with customers and divert managerial and financial resources.

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

We have received CE mark certification to sell all of our products except the Pruitt F3 Carotid Shunt. However, there can be no assurance that we will be able to obtain a CE mark for new products in the future or for modifications to our existing products or in the manufacturing of our products, and obtaining a CE mark may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval.

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

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Additionally, some foreign reimbursement systems provide for limited payments within a given period. These systems are subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as those in the United States. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, sales of our products outside of the United States may decrease and we may fail to achieve or maintain significant non-U.S. sales. For example, our TAArget and UniFit stent graft do not have approved reimbursement codes in France, and, as a result, many hospital customers are unable or unwilling to purchase such products. Although we are seeking to obtain the appropriate reimbursement codes, there can be no assurance that we will be successful in doing so in timely fashion or at all, and, if we are not successful our ability to grow our stent graft sales in this market would be impaired.

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

In addition, we may become subject to interference proceedings conducted in the United States Patent Office or opposition proceedings conducted in foreign patent offices challenging the priority of invention or the validity of our patents. For example, Boston Scientific Corporation initiated opposition proceedings in the European Patent Office to oppose our granted European patent number 1,202,682, or the 682 patent, related to an ePTFE intraluminal device such as certain of our TAArget and UniFit stent grafts, and to oppose our granted European patent number 1,148,838, or the 838 patent, related to an ePTFE vascular prosthesis such as certain of our TAArget and UniFit stent grafts. As a result of the opposition proceedings, the granted patent claims in the 682 patent were cancelled while the 838 patent survived with certain amendments that did not materially alter the coverage provided by that patent. Although the cancellation of the patent claims in the 682 patent does not affect our ability to manufacture, distribute, or sell any of our products, it could affect our right to exclude others from selling products similar to our TAArget and UniFit stent grafts in Europe.

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

Certain aspects of our products are the subject of patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our TAArget and UniFit stent grafts pursuant to a sublicense from Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., to a U.S. patent covering aspects of ePTFE. Our arrangement with Bard may preclude us from assigning the sublicense to a third party, including in connection with the sale of more than 30% of our capital stock or all or substantially all of our assets, without the prior consent of Bard. The loss by us of our right to manufacture, market, and sell our TAArget and UniFit products could adversely affect our business and results of operations, perhaps materially.

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

We may experience significant fluctuations in our quarterly results, which may cause our stock price to decline.

We reported a net loss for the year ended December 31, 2008, and there can be no assurance that we will not report a net loss in 2009. These losses, together with fluctuations in our quarterly and annual results of operations have resulted and will continue to result from numerous factors, including:

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

Volatility in our stock price could require us to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable.

Our market capitalization has been significantly impacted by extreme volatility in the U.S. equity and credit markets and has recently been below our net book value. These conditions have not been sustained for an extended period of time. Under U.S. generally accepted accounting principles, we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other than temporary decrease in our market capitalization could be an indicator that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

Our directors, officers, and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors, officers, and affiliated stockholders holding more than 5% of our common stock collectively control a majority of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be in the best interests of our other stockholders.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the NASDAQ Global Market, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. We have evaluated our internal controls systems to allow management to report on, and our independent auditors in 2009 to attest to, our internal controls. We have performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we are not able to maintain the requirements of Section with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NASDAQ Global Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline. In addition, the controls and procedures that we have implemented may not comply with all of the relevant rules and regulations of the SEC and the NASDAQ Global Market. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

For example, as part of our evaluation of internal controls, as of December 31, 2007, we conducted an assessment of the effectiveness of our internal control over financial reporting. Based upon this evaluation, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, as a result of a material weakness in controls regarding certain accruals and the related reconciliation and review process of the financial statement close process. A “material weakness in internal control over financial reporting” is one or more deficiencies in process that create a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Due to the identification of a material weakness in internal control over financial reporting, as described above, we also concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective. We therefore instituted remedial actions to ensure that the controls in the financial statement close process have been strengthened.

We evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2008, and, based on these evaluations, we have concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2008. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. If we do not maintain effective controls and procedures, our financial results could be reported inaccurately or in an untimely fashion, which could adversely affect investors’ confidence in our internal controls and our company and cause our stock price to decline.

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

None.

Item 2.	Properties

Our principal worldwide executive, distribution, and manufacturing operations are located at a 27,098 square foot leased facility and a nearby 7,477 square foot leased facility, located in Burlington, Massachusetts. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, our AlboGraft manufacturing operations are located at a 16,146 square foot leased facility in Brindisi, Italy, our Italian sales offices are located at a 323 square foot leased facility located in Rome, Italy, and our Asian operations are located at a 2,140 square foot leased facility located in Tokyo, Japan. The leases for our two Burlington facilities expire in 2011 and the leases for our Sulzbach, Brindisi, and Tokyo facilities expire in 2010, 2016, and 2010, respectively. The lease for our offices in Rome is on a month-to-month basis. Based on our current operating plan, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

We are not party to any material pending or threatened litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales closing prices of our common stock as reported on The NASDAQ National Market for the eight quarters ending December 31, 2008:

	High	Low
Year ended December 31, 2007:
First quarter ended March 31, 2007	$6.82	$5.88
Second quarter ended June 30, 2007	$6.66	$5.70
Third quarter ended September 30, 2007	$7.54	$5.56
Fourth quarter ended December 31, 2007	$7.65	$5.90

Year ended December 31, 2008:
First quarter ended March 31, 2008	$6.71	$3.20
Second quarter ended June 30, 2008	$4.69	$2.66
Third quarter ended September 30, 2008	$3.71	$2.74
Fourth quarter ended December 31, 2008	$3.21	$1.86

Holders of Record

On March 26, 2009, the closing price per share of our common stock was $2.75, as reported on The NASDAQ Global Market, and we had approximately 373 stockholders of record.

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. We intend to retain any future earnings for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2008. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,916,077	$5.17	18,540
Equity compensation plans not approved by security holders	—	—	—

Total	1,916,077	$5.17	18,540

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering LeMaitre’s initial public offering on October 19, 2006, through the end of LeMaitre’s fiscal year ended December 31, 2008. The graph assumes an investment of $100.00 made at the opening of trading on October 20, 2006, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) stocks comprising the NASDAQ Medical Equipment Index, and (iv) the stocks comprising our peer group.

	10/20/06	12/31/06	12/31/07	12/31/08
LeMaitre Vascular, Inc	100.00	93.03	96.12	35.78
NASDAQ Composite	100.00	107.66	117.66	68.66
NASDAQ Medical Equipment	100.00	105.00	134.38	74.14
Peer Group	100.00	102.87	89.81	60.26

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

We received aggregate net proceeds of approximately $35.8 million, after deducting underwriting discounts and commissions of $2.7 million. We incurred approximately $3.0 million of additional expenses associated with the initial public offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. From the effective date of the registration statement through December 31, 2008, we have spent $19.8 million, including $6.0 million for acquisitions, $3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $1.9 million for the early termination of our Italian distributor, $1.7 million for equipment, $1.3 million for payment of expenses related to our initial public offering, $0.8 million for the acquisition of licenses and technology (of which $0.4 million was expensed on the date of acquisition as in-process research and development), $0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date), $0.4 million for severance payments associated with our 2008 restructuring activities, and $3.5 million for working capital purposes. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. At December 31, 2008 we had approximately $21.3 million of cash equivalents and marketable securities.

We expect to use the remaining proceeds from our initial public offering for general corporate purposes. Our management has broad discretion as to the use of the net proceeds. In 2009, we expect to use $0.8 million to fund deferred acquisition payments and $3.5 million for the early termination of our AlboGraft distributor relationship with Edwards Lifesciences. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies or products that complement our business. As required by Securities and Exchange Commission regulations, we will provide further detail on our use of the net proceeds from our initial public offering in future periodic reports.

Issuer Purchases of Equity Securities

In the quarter ending December 31, 2008, we repurchased 13,718 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock.

	Issuer Purchases and Other Acquisitions of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased
November 1, 2008 through November 30, 2008	953	$2.85	N/A	N/A
December 1, 2008 through December 31, 2008	12,765	$2.13	N/A	N/A

Total	13,718	$2.18	N/A

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2006, 2007, and 2008, and the consolidated balance sheet data as of December 31, 2007 and 2008, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2004 and 2005, and the consolidated balance sheet data as of December 31, 2004, 2005, and 2006 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$26,183	$30,727	$34,628	$41,446	$48,720
Cost of sales	7,780	8,927	9,367	10,739	14,817

Gross profit	18,403	21,800	25,261	30,707	33,903
Operating expenses:
Sales and marketing	9,654	10,960	15,183	19,443	19,762
General and administrative	5,037	6,405	7,105	9,534	9,999
Research and development	2,120	3,015	3,301	4,591	5,328
Purchased research and development	—	—	—	373	—
Restructuring charges	435	998	257	1,042	1,147
Impairment charge	—	—	94	7	597

Total operating expenses	17,246	21,378	25,940	34,990	36,833

Income (loss) from operations	1,157	422	(679)	(4,283)	(2,930)
Other income (expense):
Interest income	9	4	299	1,299	530
Interest expense	(137)	(182)	(296)	(1)	(61)
Investment Impairment	—	—	—	—	(168)
Foreign currency gain (loss)	169	(217)	228	292	(139)
Other income (expense), net	(57)	551	(72)	(9)	(53)

Total other income (expense)	(16)	156	159	1,581	109

Income (loss) before income tax	1,141	578	(520)	(2,702)	(2,821)
Provision for income taxes	214	523	652	232	493

Net income (loss)	$927	$55	$(1,172)	$(2,934)	$(3,314)

Net income (loss) per share available for common shareholders:
Basic	$0.10	$0.01	$(0.15)	$(0.19)	$(0.21)

Diluted	$0.10	$0.01	$(0.15)	$(0.19)	$(0.21)

Weighted-average shares outstanding:
Basic	7,941	8,246	9,904	15,398	15,572

Diluted	8,354	8,701	9,904	15,398	15,572

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,024	$817	$17,636	$6,397	$15,895
Marketable securities	—	—	13,182	16,198	5,359
Current assets	9,102	10,817	43,641	41,766	37,116
Total assets	20,501	25,068	56,963	60,857	54,399
Revolving line of credit and current portion of long-term debt	432	1,142	—	262	—
Current liabilities (excluding revolving line of credit and current portion of long-term debt)	3,374	3,953	5,378	9,783	6,933
Long-term liabilities	1,882	1,437	886	2,226	1,718
Total liabilities	5,688	6,532	6,264	12,271	8,651
Total stockholders’ equity	14,813	18,536	50,699	48,586	45,748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 14 current product lines approaches $1 billion and that the annual worldwide market for all peripheral vascular devices approximates $3 billion, which we estimate had been growing at 8% per year prior to the recent economic downturn. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters, with the exceptions of the AlboGraft Vascular Graft, which is manufactured at our facility in Brindisi, Italy, and the LeverEdge Contrast Injector and the remote endarterectomy suite of devices, for which manufacturing is outsourced.

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

We believe that the purchasing volume of the vascular surgeon will increase and that the changing product needs of the vascular surgeon present us with attractive opportunities to sell new devices. As a result, we have sought out and acquired new products and businesses that address these needs, and have pursued a strategy of selling directly to hospitals in our major markets.

In January 2007 we commenced distribution of the Endologix Powerlink System, an abdominal stent graft, in several European countries, including Germany, France and the United Kingdom. We believe that this product complements our TAArget Thoracic Stent Graft and UniFit Abdominal Stent Graft product lines, allowing our European sales force to offer a complete range of stent grafts for the entire aorta. In 2008 we extended this distribution agreement through December 31, 2010.

In April 2007 we acquired the business, operations, and substantially all of the assets of Cardiovascular Innovations, LLC, which marketed a hand-powered contrast injector, called the LeverEdge Contrast Injector, for use in a variety of endovascular procedures.

In September 2007 we acquired the business, operations and substantially all the of the assets of Vascular Architects, which marketed and sold devices used in remote endarterectomy, a hybrid open/endovascular procedure for the minimally invasive removal of plaque, typically in the superficial femoral artery in the thigh.

In October 2007 we reached an agreement to launch a direct sales force in Italy effective January 2008. Prior to January 2008, we had sold our products in Italy through an exclusive distribution agreement with Serom Medical Technologies, S.r.l. We and Serom agreed in September 2007 to terminate Serom’s exclusive rights as of January 25, 2008, in exchange for a termination fee of approximately $1.1 million. Serom had previously held exclusive distribution rights in Italy from 1992 through the fourth quarter of 2007.

In December 2007 we purchased certain patents and in-process research and development from Arizona Heart Innovative Technologies, LLC related to a pre-commercial endovascular device.

In December 2007 we also acquired Biomateriali, S.r.l., a privately held Italian company that manufactured the AlboGraft Vascular Graft graft for vessel replacement in the peripherals, abdomen, and thorax. Biomateriali’s manufacturing operations are located in Brindisi, Italy, and through 2008 its products were sold in Europe under an exclusive distribution agreement with Edwards Lifesciences AG and an original equipment manufacturing arrangement with Sorin Biomedica SpA.

In December 2008 we entered into an agreement with Neovasc Inc. to distribute its biological patches for use in vascular surgery, including carotid endarterectomy, in the United States, the European Union, and select other European markets. This seven year agreement became effective January 26, 2009. We were also granted an option to acquire this product commencing in 2014.

In March 2009, we entered into a definitive agreement with Edwards Lifesciences to terminate its distribution of our AlboGraft polyester prosthetic graft for vessel replacement in the peripherals, abdomen, and thorax. We paid $3.5 million to Edward Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list, certain customer contracts and remaining AlboGraft inventory, and their provision of sales and marketing services.

Below is a listing of our product lines and product categories:

•

Our Endovascular product category includes our TAArget Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, LeverEdge Contrast Injector, and aSpire Covered Stent. We also report the results of our distribution of the Endologix Powerlink System within this category.

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara and Pruitt F3 Carotid Shunts, InvisiGrip Vein Stripper, LeMaitre Balloon Catheters, and the five remote endarterectomy products which include our Martin Dissector, Periscope Dissector, EndoHelix Retrieval Device, MollRing Cutter Transection Device, and Ring Dissector, and the AlboGraft Vascular Graft. We also report the results of our distribution of the Peripatch Biologic Vascular Patch within this category.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and related accessories and OptiLock Implantable Port.

We evaluate the sales performance of our various product lines utilizing criteria that vary based upon the position of each product line in its expected life cycle. For established products, we typically review unit sales and selling prices. For faster growing products, we typically also focus upon new account generation and customer retention.

Our business opportunities include the following:

•	the addition of complementary products through acquisition;

•	the updating of existing products and introduction of new products through research and development;

•	the long-term growth of our sales force in North America, Europe and Japan; and

•	the introduction of our products in new markets upon obtainment of regulatory approvals in these markets.

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

We sell our products primarily through a direct sales force. As of December 31, 2008, our sales force was comprised of 52 sales representatives in North America, the European Union and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. In 2008, approximately 88% of our net sales was generated through markets in which we employ direct sales representatives.

Approximately 45% of our 2008 net sales were denominated in currencies other than the U.S. dollar, primarily the euro and the yen. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for each fiscal period.

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

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of our quarters during the three most recently completed fiscal years:

(amounts in thousands)	2008				2007				2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	12,111	12,023	12,739	11,847	11,104	10,144	10,315	9,883	8,757	8,540	8,760	8,571
Impact of currency exchange rate fluctuations(1)	(448)	452	836	674	439	253	267	322	232	135	(1)	(287)
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations(2)	235	703	929	1,133	1,116	635	567	455	(252)	(383)	(107)	37

(1)	Represents the impact of the change in foreign exchange rates over the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.

(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, and shown in the current period only.

Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products, less discounts and returns. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily generated by shipments to distributors who, in turn, sell to hospitals and clinics. In those cases where our products are held on consignment at a hospital or clinic, we generate sales at the time the product is used in surgery rather than at shipment.

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

General and administrative. General and administrative expense consists primarily of executive, finance and human resource expense, legal and accounting fees, information technology expense, intangible amortization expense, and insurance expense.

Research and development. Research and development expense includes costs associated with the design, development, testing, enhancement, and regulatory approval of our products and amortization of patents costs. It also includes costs associated with design and execution of clinical studies and regulatory submissions and costs to register, maintain, and defend our intellectual property.

Restructuring. Restructuring expense includes costs directly associated distribution agreement termination expenses, severance, and retention costs for terminated employees, and other expenses associated with restructuring our operations.

Other income (expense). Other income (expense) primarily includes interest income and expense, investment impairment charges, foreign currency gains (losses), and other miscellaneous gains (losses).

Income tax expense. We are subject to federal and state income taxes for earnings generated in the U.S., which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned German, French, Italian, and Japanese subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States, Germany, France, Italy, and Japan, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S tax reporting purposes.

Results of Operations

Comparison of the year ended December 31, 2008, to the year ended December 31, 2007

The following table sets forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

	2008	2007	Percent change
	($ in thousands)
Net sales	$48,720	$41,446	18%
Net sales by product category:
Endovascular	$15,946	$14,143	13%
Vascular	28,573	23,420	22%
General Surgery	3,928	3,883	1%

Total Branded Products	48,447	41,446	17%
OEM	273	—	*

Total	$48,720	$41,446	18%

Net sales by geography:
United States and Canada	$26,899	$25,141	7%
Outside the United States and Canada	21,821	16,305	34%

Total	$48,720	$41,446	18%

*	Not a meaningful percentage relationship.

Net sales. Net sales increased 18% to $48.7 million in 2008 from $41.4 million in 2007. Sales in our Endovascular product category increased by 13%, while sales in our Vascular and General Surgery product categories grew by 22% and 1%, respectively, over the previous year. New acquisitions and business development activities added 7% to year-over-year sales growth, changes in foreign currency exchange rates added 4% and organic sales increased 7%. Sales increases were driven in part by the inclusion of our 2007 acquisitions excluding the effects of currency exchange rate fluctuations of approximately $3.0 million, higher average selling prices, the favorable impact of foreign currency fluctuations of approximately $1.5 million, and significant sales growth in various international markets, including the United Kingdom, Japan and France, and were partially offset by a decline in unit sales in several of our product lines. Due to volatility of the euro as compared to the dollar in 2008 we experienced significant changes throughout the year in the value of our sales in Europe when translated into U.S. dollars. This volatility may continue into 2009. In addition, we expect that the early termination of our AlboGraft distributor agreement with Edwards Lifesciences may reduce sales from our Biomateriali subsidiary in the first quarter of 2009.

Net sales by geography. Net sales in the United States and Canada increased 7% to $26.9 million in 2008, as compared to $25.1 million in 2007. The increase was driven primarily by the full-year inclusion of our 2007 acquisitions of the LeverEdge Contrast Injector, aSpire Stent, and EndoRE product lines, as well as higher average selling prices and strong results from our valvulotome and embolectomy catheter product lines. Net sales outside of the United States and Canada increased 34% to $21.8 million for 2008 compared to $16.3 million in 2007. The increase outside the United States and Canada was driven primarily by growth within our endovascular product category which includes our next generation TAArget and UniFit stent grafts, the Powerlink System, the inclusion of AlboGraft Vascular Graft sales to Edwards Lifesciences, the impact of foreign currency fluctuations of approximately $1.5 million and strong results from our French, Japanese and U.K. subsidiaries. Direct-to-hospital net sales represented 73% of the total net sales outside the United States and Canada in 2008, as compared to 74% in 2007. We believe that, in the near-term, sales outside the United States and Canada are likely to increase at a faster rate than sales inside the United States and Canada due to our ability to sell our faster-growing stent graft product lines in Europe, the addition of the AlboGraft product line to our European direct-to-hospital product offerings, and the likelihood that new product introductions, if and as they occur in 2009, are likely to occur first in Europe.

	2008	2007	$ Change	Percent change
	($ in thousands)
Gross profit	$33,903	$30,707	$3,196	10.4%
Gross margin	69.6%	74.1%	*	(4.5)%

*	Not a meaningful percentage relationship.

Gross profit. Gross profit increased 10% to $33.9 million in 2008 from $30.7 million in 2007. The gross profit increase was driven primarily by greater net sales, higher average selling prices across several product categories, and favorable foreign currency fluctuations for the full year. The improvement was partially offset by manufacturing inefficiencies at our Burlington manufacturing facility, the write-off of $1.0 million of excess and obsolete inventory largely related to product improvements related to our TAArget and UniFit stent grafts and our TT Tortuous Tracker Delivery System, and the inclusion of Biomateriali in our consolidated results. Gross profit in 2007 was negatively impacted by a $0.1 million inventory charge in December related to the Biomateriali acquisition. The total gross margin as a percentage of net sales was 69.6% in 2008, compared with 74.1% in 2007. The decrease from 2007 was largely a result of the inclusion of the AlboGraft sales in 2008, the write-off of $1.0 million of excess and obsolete inventory largely related to product improvements, and continued strength in the Company’s international business; partially offset by higher average selling prices across several product categories.

	2008	2007	$ change	Percent change	2008 as a % of Revenue	2007 as a % of Revenue
	($ in thousands)
Sales and marketing	$19,762	$19,443	$319	2%	41%	47%
General and administrative	9,999	9,534	465	5%	21%	23%
Research and development	5,328	4,591	737	16%	11%	11%
Purchased research and development	—	373	(373)	*	0%	1%
Restructuring charges	1,147	1,042	105	*	2%	3%
Impairment charge	597	7	590	*	1%	0%

	$36,833	$34,990	$1,843	5%	76%	84%

*	Not a meaningful percentage relationship.

Sales and marketing. Sales and marketing expense increased 2% to $19.8 million in 2008, from $19.4 million in 2007. The increase was driven primarily by the addition of our direct sales efforts in France and Italy, as well as foreign currency exchange rate fluctuations of $0.5 million, and largely offset by a decrease in the total number of sales and marketing professionals and associated management during 2008. At the end of 2008, we employed 52 field sales representatives and 11 sales managers worldwide, as compared to 57 and 17, respectively, at the end of 2007. We expect sales and marketing expense to decline in 2009 as a percentage of net sales as we seek further efficiencies in our sales organization and as we move to a multi-tiered sales representative model in the United States.

General and administrative. General and administrative expense increased 5% to $9.9 million in 2008 from $9.5 million in 2007. The increase was primarily due to the inclusion of Biomateriali in our consolidated results of $0.6 million, as well as the addition of our French and Italian direct sales efforts, which require local administrative support, and negative foreign currency exchange rate fluctuations of $0.1 million, and was partially offset by a decrease in the number of general and administrative personnel.

Research and development. Research and development expense increased 16% to $5.3 million in 2008 from $4.6 million in 2007. The increase was driven by increases in regulatory and clinical expenses and personnel costs, the inclusion of Biomateriali in the consolidated results, increased royalties of $0.1 million, higher product development costs largely related to the introduction of the TT delivery system, and foreign currency exchange rate fluctuations of $0.1 million. These increases were partially offset by decreases in process development costs. We anticipate increased spending in research and development in 2009 as we continue to invest in product development and support our clinical trial efforts.

Restructuring. Restructuring charges increased to $1.1 million in 2008 from $1.0 million in 2007. 2008 charges included $0.7 million related to the early termination of our distributor in Italy, and $0.4 million related to our reductions in force in February and July. Expenses for 2007 included charges related to the buy-out of our distributors in Ireland and Italy due to our decision to sell directly to hospitals in those countries. We anticipate that we will incur significant restructuring charges in 2009 in connection with the early termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences.

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

Impairment charges. We recorded an impairment charge of $0.6 million in 2008. The charge was the result of the write-down of intangible assets at our Biomateriali subsidiary related to the Sorin customer relationship totaling $0.5 million, as well as the write-down of selected patents of $0.1 million.

Other income (expense). In 2008 interest income was $0.4 million compared to $1.3 million in 2007. The change was due to a decrease in average cash on hand throughout the year, significantly reduced yields on portfolio investments, the write-down of portfolio investments of $0.2 million which was attributed to the other-than-temporary decline in one specific asset backed security which we held as available-for-sale in our marketable securities portfolio at December 31, 2008, and increased interest expense associated with acquisition related debt at our Biomateriali subsidiary of $0.1 million. Losses on foreign currency exchange were due to a relative decrease in the strength of the euro as compared to the U.S. dollar. Other income (expense) for 2008 was primarily due to losses on the disposal of capital equipment of $41,000.

Income tax expense. We recorded a provision for taxes of $0.5 million in 2008 compared to $0.2 million in 2007 despite pre-tax losses of $2.8 million in 2008 and $2.7 million in 2007. The 2008 provision was the result of a number of factors, including taxes on profits on certain of our foreign subsidiaries that are profitable, deferred tax liabilities related to the amortization of goodwill for U.S. tax purposes, which cannot be used to reduce existing deferred tax assets, and effects of changes in uncertain tax positions. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the tax reserves reflect the probable outcome of known contingencies. Tax reserves established include, but are not limited to transfer pricing and various state and foreign matters.

We provide a full valuation for net deferred tax assets, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. However, it is possible that the “more likely than not” criterion could be met at some time in the future which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statements of operations.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48) on January 1, 2007. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Comparison of the year ended December 31, 2007, to the year ended December 31, 2006

The following table sets forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

	2007	2006	Percent change
	($ in thousands)
Net sales	$41,446	$34,628	20%
Net sales by product category:
Endovascular	$14,143	$9,833	44%
Vascular	23,420	20,992	12%
General Surgery	3,883	3,803	2%

Total	$41,446	$34,628	20%

Net sales by geography:
United States and Canada	$25,141	$22,362	12%
Outside the United States and Canada	16,305	12,266	33%

Total	$41,446	$34,628	20%

*	Not a meaningful percentage relationship.

Net sales. Net sales increased 20% to $41.4 million in 2007 from $34.6 million in 2006. Sales in our Endovascular product category increased by 44%, while sales in our Vascular and General Surgery product categories grew by 12% and 2%, respectively, over the previous year. Increases were driven in part by higher average selling prices, the growth of our direct sales force, direct marketing efforts, the commencement of distribution of the Powerlink System in Europe, the impact of foreign exchange fluctuations, and the acquisitions of the LeverEdge Contrast Injector, aSpire Stent, and EndoRE product lines.

Net sales by geography. Net sales in the United States and Canada increased 12% to $25.1 million in 2007, as compared to $22.4 million in 2006. The increase was driven primarily by increased average selling prices, the growth of our direct sales force, and the acquisitions of the LeverEdge Contrast Injector, aSpire Stent, and EndoRE product lines. Net sales outside of the United States and Canada increased 33% to $16.3 million for 2007 compared to $12.3 million in 2006. The increase outside the United States and Canada was driven primarily by growth within our Endovascular product category, which includes the Powerlink System which we began selling in January 2007, and the impact of foreign currency fluctuations. Direct-to-hospital net sales represented 74% of the total net sales outside the United States and Canada in 2007, as compared to 64% in 2006.

	2007	2006	$ Change	Percent change
	($ in thousands)
Gross profit	$30,707	$25,261	$5,446	21.6%
Gross margin	74.1%	72.9%	*	1.2%

*	Not a meaningful percentage relationship.

Gross profit. Gross profit increased 22% to $30.7 million in 2007 from $25.3 million in 2006. This gross profit increase was driven primarily by greater net sales, higher average selling prices across several product categories, favorable foreign currency fluctuations, and cost savings resulting from improved operating efficiency in our Burlington, Massachusetts, facility. This improvement was partially offset by a $0.1 million inventory charge in December 2007 related to the Biomateriali acquisition, as well as our distribution of the Powerlink System, which we acquire at a cost that is greater as a percentage of average selling price than nearly all of our other product lines. Gross profit in 2006 was negatively impacted by a $0.3 million inventory write-down related to our decision to cease the production and sale of our Expedial Vascular Access Graft product line. The total gross margin as a percentage of net sales was 74.1% in 2007, compared with 72.9% in 2006.

	2007	2006	$ change	Percent change	2007 as a % of Revenue	2006 as a % of Revenue
	($ in thousands)
Sales and marketing	$19,443	$15,183	$4,260	28%	47%	44%
General and administrative	9,534	7,105	2,429	34%	23%	21%
Research and development	4,591	3,301	1,290	39%	11%	10%
Purchased research and development	373	—	373	*	1%	0%
Restructuring charges	1,042	257	785	*	3%	1%
Impairment charge	7	94	(87)	*	0%	0%

	$34,990	$25,940	$9,050	35%	84%	75%

*	Not a meaningful percentage relationship.

Sales and marketing. Sales and marketing expense increased 28% to $19.4 million in 2007, from $15.2 million in 2006. This increase was driven primarily by the addition of sales professionals, their increased compensation, related taxes, benefits, and travel expenses. At the end of 2007, we employed 57 field sales representatives worldwide, as compared to 47 at the end of 2006.

General and administrative. General and administrative expense increased 34% to $9.5 million in 2007 from $7.1 million in 2006. The increase was primarily due to costs associated with being a public company including increased finance and legal staff, professional fees, and increased insurance expense.

Research and development. Research and development expense increased 39% to $4.6 million in 2007 from $3.3 million in 2006. This increase was primarily due to the hiring of several research and development engineers and related product development expenses, focused largely on our Endovascular product lines.

Restructuring. Restructuring expense increased to approximately $1.0 million in 2007 from approximately $0.3 million in 2006. Expenses for 2007 include payments resulting from the termination of two former European distributors due to our decision to sell directly to hospitals in those countries. Expenses for 2006 include exit costs of $0.2 million for our Phoenix, Arizona, facility, which closed in July 2006, and exit costs of $31,000 for our Brymbo, Wales, facility, which closed in December 2005.

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

Income tax expense

We recorded a provision for taxes in 2007 of $0.2 million, despite losses before income taxes of $2.7 million. This was the result of a number of factors, including taxes on profits on certain of our foreign subsidiaries that are profitable, recovery of taxes paid by means of carry-back claims in excess of amounts previously recognized, deferred tax liabilities related to the amortization of goodwill for U.S. tax purposes, which cannot be used to reduce existing deferred tax assets, the tax effect of elimination of intercompany profit in inventory, and effects of changes in uncertain tax positions. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the tax reserves reflect the probable outcome of known contingencies. Tax reserves established include transfer pricing, withholding taxes, and various state and foreign audit matters, some of which may be resolved in the near future resulting in an adjustment to the reserve, which includes the results of our foreign subsidiaries.

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

Liquidity and Capital Resources

At December 31, 2008, our cash, cash equivalents and marketable securities were $21.3 million as compared to $22.6 million at December 31, 2007. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and U.S. government obligations and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any commercial paper or auction-rated securities in our investment portfolio as of December 31, 2008.

The majority of our marketable securities have remaining maturities of two years or less. The weighted average maturity of the portfolio was 6.5 months as of December 31, 2008, a reduction of 24 months from December 31, 2007. As of December 31, 2008, our investment portfolio included $1.6 million of asset-backed securities collateralized by first-lien mortgages, credit card debt, and auto loans. In order to limit our credit risk exposure, we reduced our asset-backed securities holdings in 2008 by $3.6 million, from $5.2 million as of December 31, 2007. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. In 2008, we recognized a loss of $0.2 million related to a single asset-backed security in our portfolio which experienced an other-than-temporary decline in market value. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the highly unusual degree of volatility in the current global financial markets can affect the marketability of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

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

From the effective date of the registration statement through December 31, 2008, we have spent $19.8 million, including $6.0 million for acquisitions, $3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $1.9 million for the early termination of our Italian distributor, $1.7 million for equipment, $1.3 million for payment of expenses related to our initial public offering, $0.8 million for the acquisition of licenses and technology (of which $0.4 million was expensed on the date of acquisition as in-process research and development), $0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date), $0.4 million for severance payments associated with our 2008 restructuring activities, and $3.5 million for working capital purposes. Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, and make deferred payments related to prior acquisitions. In 2009, we expect to use $0.8 million to fund deferred acquisition payments and $3.5 million for the early termination of our AlboGraft distributor relationship with Edwards Lifesciences.

In August 2007 we amended our revolving line of credit with Brown Brothers Harriman & Co. As a result of this amendment, our borrowing capacity increased to $10 million and the maximum principal amount of any letters of credit issued as part of this facility increased to $3 million. In August 2008, the maturity date for amounts borrowed was extended to August 2009. Loans made under this revolving line of credit bear interest at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. Borrowings under this line of credit are collateralized by substantially all of our assets. As of December 31, 2008, we had no borrowing outstanding under this line of credit. The loan agreement requires that we meet certain financial and operating covenants. As of December 31 2008, we were in compliance with these covenants. Our credit facility is scheduled to expire in August 2009, and in view of the current economic environment, which has negatively impacted the credit markets, there can be no assurance that our facility will be renewed on terms that are acceptable to us or at all.

Net cash provided by operating activities. Net cash provided by operating activities was $0.6 million in 2008 and consisted of a $3.3 million net loss adjusted for non-cash related items of $4.4 million, including depreciation and amortization of $1.6 million, provision for inventory write-offs of $1.0 million, stock-based compensation of $0.8 million, intangibles impairment charges of $0.6 million, investment impairment write-offs of $0.2 million, a deferred income tax provision of $0.2 million, and partially offset by the accretion of discounts on marketable securities of $0.1 million. Net cash used from changes in operating assets and liabilities was $0.5 million. The net cash used from changes in operating assets and liabilities was primarily a result of the payment of restructuring-related liabilities and an overall decrease in operating expense spending in 2008, offset by reduced levels inventory of $1.5 million.

Net cash provided by investing activities. Net cash provided by investing activities was $9.0 million in 2008. This was primarily due to sales and maturities of marketable securities of $14.9 million, and partially offset by purchases of marketable securities of $4.3 million, purchases of property and equipment of $0.6 million, payments made related to prior year acquisitions of $0.8 million, and the purchase of technology and other intangible assets of $0.1 million. The net proceeds from the sale and maturities of marketable securities of $10.6 million were reinvested into cash equivalents such as time deposits and investments in money market funds with commercial banks and financial institutions. In 2009 we expect to pay approximately $0.8 million of non-contingent deferred purchase price obligations related to the Biomateriali acquisition.

Net cash used in financing activities. Net cash used in financing activities was $24,000 in 2008. This was primarily due to the repayment of the revolving line of credit at our Italian subsidiary of $0.3 million, and offset by proceeds from the issuance of common stock related to the exercise of common stock options and our employee purchase plan of $0.3 million.

We recognized a net operating profit of $170,000 and $354,000 for the three months ended September 30, 2008 and December 31, 2008, respectively; however, we recognized an operating loss of $2.9 million for the year ended December 31, 2008. Although it is our intention to continue to generate an operating profit, excluding the impact of strategic acquisitions and distributor terminations, there can be no assurance that we will not generate a net operating loss in the future due to our continued investment in growing our business. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities; though, our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts; the rate of progress and cost of our research and development activities; litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and the number, timing, and nature of acquisitions and other strategic transactions. On March 27, 2009, we paid $3.5 million to Edward Lifesciences in exchange for the early termination of this distribution agreement, the purchase of their AlboGraft customer list and certain customer contracts, and their provision of sales and marketing services.

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. This facility matures in August, 2009. The loan agreement requires that we meet certain financial and operating covenants. As of December 31, 2008, we did not have an outstanding balance under this facility and were in compliance with these covenants. We believe that our current cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and issuance of debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back, or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may occur.

Contractual obligations. Our principal contractual obligations consist of operating leases, acquisition-related obligations, inventory purchase commitments, and income tax obligations under FIN 48 for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of December 31, 2008:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$2,090	$1,013	$1,061	$16
Purchase commitments for inventory	8,187	4,246	3,941	—
Acquisition-related obligations	793	793	—	—
FIN48 unrecognized tax benefits	30	30	—	—

Total contractual obligations	$11,100	$6,082	$5,002	$16

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2011; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, expiring in 2010.

We failed to meet our minimum purchase requirements of an exclusive distribution agreement with Endologix, Inc. by $0.6 million in 2008. The manufacturer has the right to terminate the distribution agreement based upon this breach. We have a right to cure the breach by purchasing the contractual requirements upon notice from the manufacturer.

The table above excludes the $3.5 million payment to Edward Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list, certain customer contracts and remaining AlboGraft inventory, and their provision of sales and marketing services and the minimum inventory purchase requirement of $0.4 million related to the Neovasc Inc distribution agreement, both of which resulted from events subsequent to December 31, 2008.

Subsequent Events

In January 2009, we commenced a seven-year agreement with Neovasc Inc. to distribute its biological patches for use in vascular surgery, including carotid endarterectomy. The agreement contains minimum purchase requirements which incrementally increase from $0.4 million in 2009 to $1.0 million in 2015. We were also granted an option to acquire this product line commencing in 2014.

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG to terminate their distribution of our AlboGraft Vascular Graft product line in Europe and certain other international markets, for which Edwards Lifesciences had exclusive rights through 2011. We paid $3.5 million to Edwards Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list, certain customer contracts and remaining AlboGraft inventory, and their provision of sales and marketing services.

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

Accounts Receivable

Our accounts receivable are with customers based in the U.S. and internationally. Accounts receivable generally are due within 30 to 90 days of invoice and are stated at amounts due from customers, net of an allowance for doubtful accounts and sales returns, other than in certain European markets where longer payment terms are customary. We perform ongoing credit evaluations of the financial condition of our customers and adjust credit limits based upon payment history and the current creditworthiness of the customers, as determined by a review of their current credit information. We continuously monitor aging reports, collections, and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify.

We write off accounts receivable when they become uncollectible. While such credit losses have historically been within our expectations and allowances, we cannot guarantee the same credit loss rates will be experienced in the future. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectability. The provision for the allowance for doubtful accounts is recorded in general and administrative expenses.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of share-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)’s adoption that were measured using the minimum value method. We use the Black-Scholes option pricing model to estimate the fair value of these stock-based awards consistent with the provisions of SFAS No. 123(R), Share-Based Payment. We estimate expected volatility based on the historical volatility of the company’s stock. The expected lives of the options were estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. Changes in these input variables would affect the amount of expense associated with stock-based compensation. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. We estimate forfeiture rates based on historical analysis of option forfeitures. Stock-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting. For the year ended December 31, 2008, we recorded expense of approximately $0.8 million in connection with share-based payment awards. The future expense of non-vested options of approximately $2.4 million is to be recognized over a weighted-average period of 3.6 years.

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

As disclosed more fully in the notes of our financial statements, during 2008 we granted stock options at a weighted average exercise price of $3.47 and restricted stock units with fair value weighted average price of $3.46.

Valuation of Goodwill, Other Intangibles

When we acquire a business, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of our goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, we allocate the fair value of our reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no impairment charges were required during the year ended December 31, 2008. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single reporting unit and the estimated far value of that reporting unit. Historically, the market capitalization of the Company as a whole has exceeded the carrying amount, and on that basis we concluded that goodwill was not impaired. At December 31, 2008, the market capitalization of the Company was less than the carrying amount. We therefore used a market approach to determine the estimated fair value of the reporting unit, including a control premium that an investor would pay to obtain control of the Company. The significant assumptions utilized in the market approach include the determination of appropriate market comparables, the estimated multiples of revenue a willing buyer is likely to pay, and the estimated control premium a willing buyer is likely to pay. Based on these estimates, we concluded that the estimated fair value of the reporting unit exceeded its carrying amount, and therefore goodwill was not impaired. While we believe the estimates and assumptions we used are reasonable and supportable, the use of different estimates or assumptions could have resulted in a different conclusion. Goodwill was $10.9 million as of December 31, 2007, and $11.0 million as of December 31, 2008.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from five to 17 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period identified. We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $3.9 million as of December 31, 2007, and $2.9 million as of December 31, 2008. We recognized impairment charges on our intangible assets of $0.6 million in 2008.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2006, 2007, and 2008, we were not subject to any material litigation, claims or assessments.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $5.4 million in 2008 and $2.8 million in 2007.

Marketable Securities

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments consist primarily of marketable debt securities and U.S. government securities, and are classified as available-for-sale and are carried at fair market value at December 31, 2008. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with original maturities of greater than 90 days to be short-term investments. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired. If we conclude an instrument is other-than-temporarily impaired, we record the unrealized loss in the consolidated statement of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for business combinations consummated after December 31, 2008. The adoption of SFAS No. 141(R) is expected to significantly affect the Company’s accounting for business combinations entered into subsequent to December 31, 2008.

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

In March 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’ derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. We do not expect the adoption of SFAS 162 will have a material effect on our consolidated results of operations and financial condition.

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

In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to apply the provisions of Statement No. 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. We do not expect the adoption of FSP 157-2 will have a material effect on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“FAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our consolidated results of operations or financial condition.

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

Foreign Currency Exchange Rate Risk. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, could adversely affect our financial results. For the year ended December 31, 2008, approximately 45% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

The majority of sales recorded in foreign currencies for the year ended December 31, 2008 were denominated in the euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our consolidated financial statements. We recorded $0.1 million foreign currency loss and $0.3 million foreign currency gain for the years ended December 31, 2008 and 2007, respectively, related mainly to the re-measurement of our foreign currency-denominated receivables and payables. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk. Our exposure to interest rate risk at December 31, 2008 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of the U.S. government and corporate issuers and consists primarily of short-term investments. The primary objective of our investments in debt instruments is to preserve principal while maximizing yields. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Credit Risk. In addition to a decline in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, could result in a decline in the fair value of our investment portfolio. The majority of our marketable securities have remaining maturities of two years or less. Our investment portfolio includes $1.6 million of asset-back securities collateralized by first-lien mortgages, credit card debt, and auto loans. We did not hold any auction-rated securities in our investment portfolio as of December 31, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures in accordance with our policies. We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio, we do not anticipate any liquidity constraints as a result of the current credit environment.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based upon this evaluation, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, as a result of a material weakness in controls regarding the determination of certain accruals and related inadequate reconciliation and review procedures of the financial statement close process. A material weakness in internal control over financial reporting is a significant deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected by employees on a timely basis in the normal course of their assigned functions. As a result of this material weakness, post-closing adjustments affecting accruals, cost of sales, research and development, and general and administrative expense were recorded to the December 31, 2007 consolidated financial statements.

Since December 31, 2007, we have implemented enhancements to our internal control over financial reporting to address the material weakness described above and to provide reasonable assurance that errors and control deficiencies of this type will not recur. These steps included:

•	Hiring new finance personnel.

•	Providing additional training for finance personnel.

•	Instituting policies and procedures to enhance systematic review of certain accruals, reconciliations, and the review of the financial statement close.

We will continue to monitor the effectiveness of these procedures and will continue to make any changes that management deems appropriate.

Our management, including our Chief Executive and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control—Integrated Framework. Based upon this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Pursuant to Item 308T of Regulation S-K, this management’s report on internal control over financing reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

In addition, the quarter ended December 31, 2008 was the fourth full quarter that included the results of Biomateriali S.r.l., acquired on December 20, 2007, in our consolidated financial statements. We have incorporated Biomateriali into our corporate closing and consolidation process, and have included this subsidiary in our testing related to our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and executive officers is incorporated by reference herein from the information to be contained in our 2009 definitive proxy statement (the “2009 Definitive Proxy Statement”) for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2008.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the 2009 Definitive Proxy Statement.

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

The information required by this item concerning executive compensation is incorporated herein by reference from the information to be contained in the 2009 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information to be contained in the 2009 Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item concerning certain relationships and related transactions and director independence is incorporated herein by reference from the information to be contained in the 2009 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item concerning principal accounting fees and services is incorporated herein by reference from the information to be contained in the 2009 Definitive Proxy Statement.

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

(3)	Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated By-laws of the Registrant

3.2(1)	Form of Amended and Restated Certificate of Incorporation of the Registrant

3.3(1)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant

4.1(1)	Specimen Certificate evidencing shares of common stock

10.1(1)	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended

10.2(1)	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.

10.3(1)	Patent Sublicense Agreement dated March 7, 2003, by and between IMPRA, Inc. and Endomed, Inc.

10.4(1)	Confirmation and Agreement dated February 2, 2005, by and between the Registrant and Bard Peripheral Vascular, Inc.

10.5(1)	License Agreement dated February 11, 1992, by and between United States Surgical Corporation and Spinnaker R&D Associates, as amended

10.6(1)	Side Letter Agreement dated January 30, 2004, by and between the Registrant and Spinnaker R&D Associates

10.7†(1)	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre

10.8†**	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended

10.9†(1)	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts

Exhibit Number	Description
10.10†(1)	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino (corrected)

10.11†(1)	1997 Stock Option Plan and form of agreements thereunder

10.12†(1)	1998 Stock Option Plan and form of agreements thereunder

10.13†(1)	2000 Stock Option Plan and form of agreements thereunder

10.14†(1)	2004 Stock Option Plan and form of agreements thereunder

10.15†(1)	2006 Stock Option and Incentive Plan and form of agreements thereunder

10.16†(1)	2006 Employee Stock Purchase Plan

10.17(1)	Form of Indemnification Agreement between the Registrant and its directors and executive officers

10.22(1)	Guaranty of Vascutech Acquisition LLC in favor of Brown Brothers Harriman & Co. dated March 29, 2001, as amended

10.24(1)	Letter Agreement with Brown Brothers Harriman & Co. dated September 25, 2006

10.26(1)	Amendment to Guaranty of Vascutech Acquisition LLC in favor of Brown Brothers Harriman & Co. dated September 25, 2006

10.28(1)	Security Agreement of Vascutech Acquisition LLC in favor of Brown Brothers Harriman & Co. dated March 29, 2001, as amended

10.29**	Letter Agreement with Brown Brothers Harriman & Co. dated August 23, 2008

10.30†(2)	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan

10.31†(3)	Management Incentive Compensation Plan

10.32(4)	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant

10.33(5)	Fourth Amended and Restated Revolving Loan and Security Agreement dated August 23, 2007, between the Registrant and Brown Brothers Harriman & Co.

10.34(5)	Third Amended and Restated Promissory Note (Secured) in favor of Brown Brothers Harriman & Co. dated August 23, 2007

10.35(6)	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant

10.36**	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant

10.37†**	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre

10.38†**	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts

10.39†**	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino

21.1**	List of Subsidiaries

Exhibit Number	Description
23.2**	Consent of Ernst & Young LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registration Statement No. 333-133532 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Form 8-K filed on December 26, 2006, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Form 8-K filed April 27, 2007, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Form 8-K filed June 15, 2007, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Form 8-K filed August 29, 2007, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Form 8-K filed April 10, 2008, and incorporated herein by reference.
†	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

LEMAITRE VASCULAR

By:	/s/ GEORGE W. LEMAITRE
George W. LeMaitre, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. LEMAITRE George W. LeMaitre	Chief Executive Officer and Chairman of the Board Principal Executive Officer	March 31, 2009

/s/ JOSEPH P. PELLEGRINO, Jr. Joseph P. Pellegrino, Jr.	Chief Financial Officer	March 31, 2009

/s/ RUSSELL D. HAYS Russell D. Hays	Director	March 31, 2009

/s/ MICHAEL C. JACKSON Michael C. Jackson	Director	March 31, 2009

/s/ LAWRENCE J. JASINSKI Lawrence J. Jasinski	Director	March 31, 2009

/s/ CORNELIA W. LEMAITRE Cornelia W. LeMaitre	Vice President, Human Resources and Director	March 31, 2009

/s/ GEORGE D. LEMAITRE, M.D. George D. LeMaitre, M.D.	Director	March 31, 2009

/s/ JOHN J. O’CONNOR John J. O’Connor	Director	March 31, 2009

/s/ DAVID B. ROBERTS David B. Roberts	President and Director	March 31, 2009

/s/ WILLIAM N. THORNDIKE, Jr. William N. Thorndike, Jr.	Director	March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeMaitre Vascular, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2009

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31 2008	December 31 2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,895	$6,397
Marketable securities	5,359	16,198
Accounts receivable, net of allowances of $160 at December 31, 2008, and $219 at December 31, 2007	7,244	7,020
Inventory	6,959	9,589
Prepaid expenses and other current assets	1,659	2,562

Total current assets	37,116	41,766
Property and equipment, net	2,327	2,891
Goodwill	11,022	10,942
Other intangibles, net	2,883	3,886
Other assets	1,051	1,372

Total assets	$54,399	$60,857

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$—	$262
Accounts payable	606	2,271
Accrued expenses	5,543	6,661
Acquisition-related obligations	784	851

Total current liabilities	6,933	10,045
Long-term debt	78	42
Deferred tax liabilities	1,260	996
Other long-term liabilities	380	1,188

Total liabilities	8,651	12,271
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,703,522 shares at December 31, 2008, and 15,516,412 shares at December 31, 2007	157	155
Additional paid-in capital	62,290	61,187
Accumulated deficit	(16,194)	(12,880)
Accumulated other comprehensive income (loss)	(272)	291
Treasury stock, at cost; 50,284 shares at December 31, 2008, and 26,852 shares at December 31, 2007	(233)	(167)

Total stockholders’ equity	45,748	48,586

Total liabilities and stockholders’ equity	$54,399	$60,857

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net sales	$48,720	$41,446	$34,628
Cost of sales	14,817	10,739	9,367

Gross profit	33,903	30,707	25,261
Sales and marketing	19,762	19,443	15,183
General and administrative	9,999	9,534	7,105
Research and development	5,328	4,591	3,301
Purchased research and development	—	373	—
Restructuring charges	1,147	1,042	257
Impairment charge	597	7	94

Total operating expenses	36,833	34,990	25,940

Loss from operations	(2,930)	(4,283)	(679)
Other income (expense):
Interest income	530	1,299	299
Interest expense	(61)	(1)	(296)
Investment impairment	(168)	—	—
Foreign currency gain (loss)	(139)	292	228
Other expense, net	(53)	(9)	(72)

Loss before income taxes	(2,821)	(2,702)	(520)
Provision for income taxes	493	232	652

Net loss	$(3,314)	$(2,934)	$(1,172)

Net loss available for common shareholders:
Basic	$(0.21)	$(0.19)	$(0.15)

Diluted	$(0.21)	$(0.19)	$(0.15)

Weighted-average shares outstanding:
Basic	15,572	15,398	9,904
Diluted	15,572	15,398	9,904

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2005	63,731	$2,191	8,560,233	$86	$19,198	$(84)	$(2,005)	$(67)	77,975	$(783)	$18,536
Net loss							(1,172)				(1,172)
Unrealized losses on available for sale securities								(6)			(6)
Foreign currency translation adjustment								146			146

Comprehensive loss											(1,032)
Issuance of common stock			41,907	—	262						262
Issuance of common stock from public offering, net of $2,902 of issuance costs			5,500,000	55	32,848						32,903
Conversion of preferred stock to common stock	(63,731)	(2,191)	1,274,620	13	2,178						—
Increase in redemption feature of common stock awards							(295)				(295)
Effect of adoption of SFAS 123(R) for redemption feature of common stock awards							(6,474)				(6,474)
Cancellation of redemption feature of common stock awards					6,769						6,769
Issuance of common stock for stock options exercised			30,004	—	47						47
Stock based compensation expense					142						142
Repurchase of common stock at cost									20,331	(159)	(159)
Cancellation of Treasury Stock			(84,238)	(1)	(856)				(84,238)	857	—
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)					(84)	84

Balance at December 31, 2006	—	$—	15,322,526	$153	$60,504	$—	$(9,946)	$73	14,068	$(85)	$50,699

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(continued)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2006	—	$—	15,322,526	$153	$60,504	$—	$(9,946)	$73	14,068	$(85)	$50,699
Net loss							(2,934)				(2,934)
Unrealized gains on available for sale securities								94			94
Foreign currency translation adjustment								124			124

Comprehensive loss											(2,716)
Initial public offering costs					(121)						(121)
Issuance of common stock for stock options exercised			140,020	2	171						173
Issuance of common stock for employee stock plan purchases			13,357		72						72
Vested restricted stock units			40,509								—
Stock based compensation expense					561						561
Repurchase of common stock at cost									12,784	(82)	(82)

Balance at December 31, 2007	—	$—	15,516,412	$155	$61,187	$—	$(12,880)	$291	26,852	$(167)	48,586

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(continued)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2007	0	$0	15,516,412	$155	$61,187	$0	($12,880)	$291	26,852	($167)	$48,586
Net Loss							(3,314)				(3,314)
Unrealized loss on available for sale securities								(190)			(190)
Foreign currency translation adjustment								(373)			(373)

Comprehensive loss											(3,877)
Issuance of common stock for stock options exercised			99,640	1	204						205
Issuance of common stock for employee stock plan purchases			22,047		98						98
Vested restricted stock units			65,423	1							1
Stock based compensation expense					801						801
Repurchase of common stock at cost									23,432	(66)	(66)

Balance at December 31, 2008	0	$0	15,703,522	$157	$62,290	$0	($16,194)	($272)	50,284	($233)	$45,748

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net loss	$(3,314)	$(2,934)	$(1,172)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,593	1,394	1,308
Stock-based compensation	801	561	404
Accretion of discount on marketable securities	(99)	(223)	(23)
Investment impairment charges	168	—	—
Impairment charges	597	7	94
Provision for losses in accounts receivable	27	197	21
Provision for inventory write-downs	1,048	503	449
Provision for deferred income taxes	249	639	(6)
Loss on disposal of property and equipment	41	6	83
(Gain) Loss on sales of marketable securities	(5)	3	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(353)	(1,679)	(710)
Inventory	1,473	(1,800)	(1,229)
Prepaid expenses and other assets	1,050	(920)	(1,031)
Accounts payable and other liabilities	(2,695)	2,126	1,263

Net cash provided by (used in) operating activities	581	(2,120)	(549)

Investing activities
Purchase of property and equipment	(624)	(1,120)	(969)
Cash paid for business acquisitions, net of cash acquired	(835)	(5,109)	—
Proceeds from sale of property and equipment	—	6	34
Proceeds from sale of impaired assets	—	—	323
Purchase of technology and licenses	(114)	(273)	—
Sales and maturities of marketable securities	14,909	9,402	295
Purchase of marketable securities	(4,323)	(12,094)	(13,431)
Other assets	—	—	76

Net cash provided by (used in) investing activities	9,013	(9,188)	(13,672)

Financing activities
Net proceeds from issuance of common stock	—	—	47
Proceeds from issuance of common stock pursuant to stock plans	304	245	—
Proceeds from initial public offering	—	—	35,805
Proceeds (repayment) under revolving line of credit	(262)	—	(710)
Proceeds from long-term debt	—	—	2,500
Principal payments on long-term debt	—	—	(3,580)
Principal payments on capital lease obligations	—	(32)	(87)
Expenses associated with equity transactions	—	(121)	(2,644)
Purchase of treasury stock, net	(66)	(82)	(159)

Net cash provided by (used in) financing activities	(24)	10	31,172
Effect of exchange rate changes on cash and cash equivalents	(72)	69	(142)

Net increase (decrease) in cash and cash equivalents	9,498	(11,229)	16,809
Cash and cash equivalents at beginning of year	6,397	17,626	817

Cash and cash equivalents at end of year	$15,895	$6,397	$17,626

Supplemental disclosures of cash flow information (see Note 16).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. LeMaitre Vascular develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are thoracic stent grafts, abdominal stent grafts, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, arterial prostheses, remote endarterectomy devices, covered stents, contrast injectors, balloon catheters, vascular grafts, vein strippers, cholangiogram catheters and vascular access ports. We also distribute in 12 European countries an abdominal stent graft manufactured by a third party. In addition, we distribute in the United States and European Union a biological vascular patch manufactured by a third party. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Rome, Italy, Brindisi, Italy, and Tokyo, Japan.

Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK (successor to LeMaitre Vascular KK, reorganized in June 2007), LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS (organized in 2007), Biomateriali S.r.l. (acquired in 2007), LeMaitre Vascular S.r.l. (organized in 2007), and LeMaitre Vascular Limited (dissolved in 2006). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign exchange transaction gains (losses), substantially all of which relate to intercompany activity between us and our foreign subsidiaries, amounted to ($0.1) million in 2008, $0.3 million in 2007, and $0.2 million in 2006 and are included in other income (expense) in the accompanying consolidated statements of operations.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell directly to hospitals and to distributors, as described below, and, during the periods presented in our consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. Substantially all sales transactions are based on prices that are determinable at the time the customer’s purchase order is accepted by us. Orders that are not accompanied with a purchase order are either confirmed in writing or verbally with the customer. The products we sell are primarily off the shelf (non-custom) disposable medical devices, although, for the year ended December 31, 2008, approximately 47% of our TAArget and UniFit stent grafts were custom-built.

After the delivery of the product, there is no uncertainty about customer acceptance due to the nature of the product. There is no contingency for acceptance, warranty, or price protection. During the periods presented in our consolidated financial statements our consigned transactions are immaterial. We do not recognize revenue on consigned sales until the customer notifies us that the products have been used. In order to determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We account for product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, providing for returns based on our historical return product history.

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

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising costs amounted to $0.6 million in 2008, $0.6 million in 2007, and $1.0 million in 2006.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in money market investment accounts, and certificates of deposit. These amounts are stated at cost, which approximates fair value.

Marketable Securities

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments consist primarily of marketable debt securities and U.S. government securities, and are classified as available-for-sale and are carried at fair market value at December 31, 2008. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with original maturities of greater than 90 days at the time of purchase to be short-term investments. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired. If we conclude an instrument is other-than-temporarily impaired, we record the unrealized loss in the consolidated statement of operations.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Marketable securities are investment grade, interest-earning securities and are diversified by type and industry. Credit risk related to cash, cash equivalents, and marketable securities are limited based on the creditworthiness of the financial institutions at which these funds are held.

Our accounts receivable are with customers based in the United States and internationally. Accounts receivable generally are due within 30 to 90 days of invoice and are stated at amounts due from customers, net of an allowance for doubtful accounts and sales returns, other than in certain European markets where longer payment terms are customary. We perform ongoing credit evaluations of the financial condition of our customers and adjust credit limits based upon payment history and the current creditworthiness of the customers, as determined by a review of their current credit information. We continuously monitor aging reports, collections, and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using straight-line method as follows:

Description	Useful Life
Computers and equipment	3–5 years
Machinery and equipment	3–10 years
Leasehold improvements	The shorter of its useful life or lease term

Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the statement of operations.

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

As of December 31, 2006, we determined an impairment charge of $0.4 million was required based upon the analysis of unfavorable preliminary data from our U.S. clinical study of the Expedial Vascular Access Graft. As a result of our review, we decided to forego further enrollment in the clinical study and cease the production and sales of this device. During the second quarter of 2006, we determined that the future cash flows from the related patents and equipment were less than their carrying value. Fair value was determined by prices of similar products. Consequently, impairment charges to reduce the carrying value of these assets to fair value and related inventory to net realizable value totaled $0.7 million, of which $0.3 million related to the impairment of other intangible assets relating to the Expedial product line patents, approximately $64,000 related to the write-down of related production equipment, and $0.3 million related to inventory write-offs that were charged to cost of sales. During the fourth quarter of 2006, we sold certain manufacturing equipment, inventory, and intellectual property related to the Expedial Vascular Access Graft product line to CardioTech International, Inc., now known as Advansource Biomaterials Corporation, for total consideration of $0.4 million plus a 5 percent royalty on the net sales of its CardioPass brand coronary artery bypass graft for a period of five years following the first commercial sale of a CardioPass graft. The CardioPass graft is in pre-commercial clinical trials in Europe, and there can be no assurance that it will ever be commercialized. As a result of the sale, we subsequently adjusted the initial impairment charge for $0.3 million for the gain on the sale of the intellectual property and equipment resulting in a net impairment charge of $0.1 million. The sale of inventory resulted in an adjustment to cost of sales for $12,000.

In January 2008 we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we incurred an impairment charge of $0.4 million due to the write-down of related intangible assets. As of December 31, 2008, we determined that an impairment indicator existed with respect to the remaining product line with this Biomateriali customer. Consequently, we recorded an impairment charge of $84,000 to reduce the carrying value of these assets to fair value to net realizable value of $0.1 million. Fair value was determined by projected future cash flows discounted to their net present value. In 2008, we also recognized impairment charges of $78,000 related to patents and trademarks which were deemed to have no value based upon a lack of future expected economic benefits.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2008, 2007, or 2006.

Other Intangible Assets

Other intangible assets consist primarily of patents, trademarks, technology licenses, and customer relationships acquired in connection with business acquisitions and are amortized over their estimated useful lives, ranging from 5 to 17 years.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). Under SFAS No. 123(R), we are required to recognize as expense the estimated fair value of all share-based payments to employees. In accordance with this standard, we have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. We adopted SFAS No. 123(R) under the prospective-transition method, as required by the standard, using a Black-Scholes model to value stock options. Under this method, we recognize compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on January 1, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for 2006 was $0.1 million higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for 2006 would have been $0.01 higher if we had continued to account for share-based compensation under APB No. 25.

In periods that we grant stock options, fair value assumptions are based on volatility, interest, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method for “plan vanilla” options. Computation of expected forfeitures is based on historical forfeiture rates of our stock options. For both 2007 and 2008, we used an expected forfeiture rate of approximately 20%. Share-based compensation charges will be adjusted in future periods to reflect the results of actual forfeitures and vesting.

The components of share-based compensation expense included in net loss are as follows:

	2008	2007	2006
	(in thousands)
Stock option awards to employees under SFAS No. 123(R)	$310	$241	$132
Common stock awards under SFAS No. 123(R)	499	303	262
Employee stock purchase plan	—	8	—
Stock option awards to non-employees under SFAS No. 123	(8)	9	10

Total stock-based compensation	$801	$561	$404

We expect to record the unamortized portion of share-based compensation expense of $2.4 million for existing stock options and RSUs outstanding at December 31, 2008, over a weighted-average period of 3.6 years.

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2008, 2007, and 2006, we were not subject to any material litigation or claims and assessments.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

As of December 31, 2008, accumulated other comprehensive loss consisted of unrealized losses on available-for-sale securities of $91,000 and foreign currency translation adjustment losses of $181,000. As of December 31, 2007, accumulated other comprehensive income consisted of unrealized gains on available-for-sale securities of $88,000 and foreign currency translation adjustment gains of $203,000.

Restructuring

We record restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, shutdowns of specific sites, or distributor terminations. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within 12 months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, employee separation arrangements, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

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

In connection with our initial public offering in October 2006, all outstanding shares of Series A preferred stock were automatically converted into shares of common stock and the repurchase feature of certain shares of common stock were terminated. Accordingly, effective January 1, 2007, the two class method no longer applies.

Net loss per share is based on the following:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Numerator:
Net loss as reported	$(3,314)	$(2,934)	$(1,172)

Allocation of net loss:
Basic:
Redemption value of common stock awards	$—	$—	$295

Net income applicable to participating stockholders	—	—	295
Net loss applicable to common stockholders	(3,314)	(2,934)	(1,467)

Net loss	$(3,314)	$(2,934)	$(1,172)

Diluted:
Redemption value of common stock awards	$—	$—	$295

Net income applicable to participating stockholders	—	—	295
Net loss applicable to common stockholders	(3,314)	(2,934)	(1,467)

Net loss	$(3,314)	$(2,934)	$(1,172)

Denominator:
Weighted-average shares of common stock outstanding:	15,572	15,398	9,904
Common stock equivalents:
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	—	—	—

Shares used in computing diluted net loss per common share, if dilutive	15,572	15,398	9,904

The computation of basic and diluted net loss per share is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Basic:
Net loss available for common stockholders	$(3,314)	$(2,934)	$(1,467)

Weighted average shares outstanding	15,572	15,398	9,904

Basic net loss per share	$(0.21)	$(0.19)	$(0.15)

Diluted:
Net loss available for common stockholders	$(3,314)	$(2,934)	$(1,467)

Weighted-average shares outstanding	15,572	15,398	9,904
Common stock equivalents, if dilutive	—	—	—

Shares used in computing diluted net loss per common share	15,572	15,398	9,904

Diluted net loss per share	$(0.21)	$(0.19)	$(0.15)

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

For 2008 shares used in computing diluted net loss per common share excludes 394,257 weighted-average shares of common stock issuable upon exercise of outstanding stock options, as the effect of including those shares would be anti-dilutive. An additional 232,845 of common stock equivalents were excluded as a result of our net loss for the period.

We have never declared cash dividends and do not expect to do so in the foreseeable future.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for business combination transactions consummated after December 31, 2008. The adoption of SFAS No. 141(R) is expected to significantly affect our accounting for business combinations entered into subsequent to December 31, 2008.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We do not expect the adoption of SFAS 160 will have a material effect on our consolidated results of operations or financial condition.

In March 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’ derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption of SFAS No. 161 will have a material impact on our consolidated results of operations or financial condition.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. We do not expect the adoption of SFAS 162 will have a material effect on our consolidated results of operations or financial condition.

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue on the classification of the payments between participants in the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the potential impact of EITF 07-01 on our financial condition and results of operations.

In February 2008 the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to apply the provisions of Statement No. 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. We do not expect that the adoption of FSP 157-2 will have a material effect on our consolidated results of operations or financial condition.

In April 2008 the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“FAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. We intend to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our consolidated results of operations or financial condition.

2. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of December 31, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury obligations	$1,669	$—	$—	$1,669	$4,251	$78	$—	$4,329
Federal agency obligations	999	1	—	1,000	4,001	15	—	4,016
Corporate bonds	1,126	—	(59)	1,067	2,720	1	(33)	2,688
Asset backed securities	1,656	—	(33)	1,623	5,132	33	—	5,165

Total marketable securities	$5,450	$1	$(92)	$5,359	$16,104	$127	$(33)	$16,198

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for 2008, 2007, and 2006.

In 2008, we recorded an investment impairment charge of $0.2 million which was attributed to the other-than-temporary decline in one asset backed security which we held as available-for-sale in our marketable securities portfolio at December 31, 2008.

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2008, by contractual maturity, were as follows:

	2008
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturities:
Due in 1 year or less	$3,068	$3,056
Due in 1–2 years	2,293	2,214
Due in 2–5 years	—	—
Due after 5 years	89	89

Total	$5,450	$5,359

3. Acquisitions

Biomateriali

In December 2007 we acquired all of the stock of Biomateriali, S.r.l. (Biomateriali) a privately held Italian company. Biomateriali manufactures polyester grafts for use in open abdominal aortic aneurysm and peripheral vascular procedures. We believe the acquisition of Biomateriali provides us with access to the peripheral vascular graft market and will leverage our sales network and complement our existing endovascular business. Our consolidated financial statements include the operating results for Biomateriali from the date of the acquisition. We believe that we can leverage our existing trade name and sales and marketing infrastructure to improve the revenue-generating potential of the business. Furthermore, we believe we can take advantage of our manufacturing, finance, and administration infrastructure to improve the financial results of the acquired business.

The aggregate purchase price was $3.4 million in cash and included: a $1.9 million cash payment on the date of the acquisition; $1.1 million deferred payment for the assumption of outstanding debt to their shareholders and their officers, of which $0.5 million was paid in 2008 and $0.6 million is payable in 2009; $0.2 million of direct acquisition costs; and $0.2 million for a deferred purchase price payment which is payable in 2009. The current portion of the deferred payments has been included in Acquisition-related Obligations in the December 31, 2008 and 2007 balance sheets. The long-term portion has been included in Other Long-term Liabilities in the December 31, 2007 balance sheet.

The purchase agreement included contingent payments to the sellers in connection with the expiration or termination of a distribution agreement (the Agreement). We were required to pay the sellers a fee for either the early termination or the expiration of the Agreement. The potential fee ranged from $1.1 million to $2.2 million (denominated in euros), depending on the circumstances. Had the Agreement remained in place for its full term and expired on December 31, 2011, we were required to pay $2.2 million to the sellers. In accordance with the guidance with SFAS No. 141, we established a liability of $0.1 million for contingent obligations in purchase accounting, which was the amount of the excess purchase price.

In March 2008, we provided notice of an indemnity claim to the sellers of Biomateriali, contending that the sellers breached certain representations and warranties in the purchase agreement by failing to adequately disclose material information regarding a customer relationship with Sorin Biomedica SpA (Sorin). In 2008, we made additional indemnity claims to the sellers regarding inventory and government subsidies. On December 12,

2008, we reached an agreement to settle the indemnity claims in exchange for the elimination of the contingent liability and a reduction of the deferred portion of the purchase price, resulting in a net payment of $0.2 million (denominated in euros) payable on December 20, 2009.

The deferred payments are denominated in euros and will be adjusted to reflect the current exchange rates at the end of each of the future reporting periods that any portion is outstanding. Any gains or losses realized will be recognized in our consolidated statement of operations. In addition, interest is being imputed on the deferred payment amounts; and the present value of the deferred payments was recorded as of the date of the acquisition using our incremental borrowing rate. The difference between the present value and the amount due will be amortized using the effective interest method over the period that each of these liabilities is outstanding. The amortization will be recorded as interest expense.

The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$2,205
Property, plant, and equipment	456
Intangible assets	1,238
Other assets	1,186
Goodwill	100

Total assets acquired	5,185
Current liabilities	(1,417)
Other liabilities	(388)

Total liabilities assumed	(1,805)

$3,380

Of the $1.2 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Customer and contract relationships	$622	7.5 years
Patents	283	9.5 years
Trade names	283	9.5 years
Non-compete agreement	50	4.0 years

Total intangible assets	$1,238

Based on developments since the date of acquisition, we recorded impairment charges of $0.5 million on the Biomateriali intangible assets in 2008 as discussed in Note 1.

Vascular Architects

In September 2007 we acquired substantially all of the assets of Vascular Architects (VA), a privately held medical device company. VA marketed and sold devices for remote endarterectomy, a hybrid open/endovascular medical procedure. The purpose of the acquisition was to acquire products that will leverage our vascular surgery sales force. We believe that we can leverage our existing trade name and sales and marketing infrastructure to improve the revenue-generating potential of the business. Furthermore, we believe we can take advantage of our manufacturing, finance, and administration infrastructure to improve the financial results of the acquired business. These factors resulted in goodwill to be recognized in the transaction.

The aggregate purchase price was $2.9 million in cash and assumed liabilities. Under the terms of the purchase agreement, we acquired certain customer contracts, patents, and other intellectual property, in exchange for the assumption of certain liabilities. Approximately $2.5 million was paid upon the execution of the purchase agreement and $0.3 million was paid on the first anniversary of the signing in September 2008.

The following table summarizes final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$543
Property, plant, and equipment	3
Intangible assets	658
Goodwill	1,758

Total assets acquired	2,962
Total current liabilities assumed	(72)

$2,890

Of the $0.7 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimate useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Customer relationships	$375	7.5 years
Patents	141	8.0 years
Trade names	34	8.0 years
Non-compete agreement	108	5.0 years

Total intangible assets	$658

Cardiovascular Innovations, LLC

In April 2007 we acquired certain assets and assumed certain liabilities of Cardiovascular Innovations, LLC (CVI), a privately held medical device company for $0.4 million in cash. CVI had marketed a hand-powered contrast injector for use in a variety of endovascular procedures. The acquisition was determined to be a purchase of a business, and the results of the operations of CVI have been included in the consolidated financial statements from the date of acquisition.

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

The following table summarizes final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$80
Intangible assets	61
Goodwill	305

Total assets acquired	446
Current liabilities	(10)

$436

Intangible assets are attributable to patents and customer relationships and are being amortized over their estimated weighted-average useful life of 8.5 years.

Acquisitions of Technology

In December 2007 we purchased certain patents and in-process research and development, and entered into a non-compete agreement with Arizona Heart Innovative Technologies, LLC. Total consideration paid included $0.5 million in cash at the acquisition date and certain earn-out payments associated with the receipts of approvals to commercialize the device in the European Union and the United States. Additionally, we are obligated to pay a milestone payment of $100,000 upon the issuance of any U.S. patent that matures from any of the applications acquired in the transaction. The fair value of the acquired in-process research and development of $373,000 was expensed on the date of acquisition, as it had not yet reached technological feasibility and had no alternative future use at the date of acquisition. The fair value of this acquired in-process research and development is reported as purchased research and development in our 2007 consolidated statement of operations. The purchase price was allocated to the identifiable intangible assets based on their fair values at the date of the acquisition as determined by a valuation from an independent appraiser. We considered the $100,000 milestone payment and earn-out payments associated with the receipts of approvals to commercialize the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the period that the contingency is resolved.

In November 2007 we also acquired patents and patent applications in process for a total purchase price of $62,500, and these have been capitalized as patents. In conjunction with this acquisition, we entered into a consulting agreement with the seller whereby he will provide consulting services to us as requested up to 10 days per year. We are also obligated to meet certain milestones. The first milestone required the development of a first prototype of the product within 150 days of the agreement effective date. We met the first milestone and no payment was required. The second milestone requires regulatory approval in the European Union within 17 months of the effective date; if the milestone is missed, we must pay $50,000 to the seller. The third milestone requires us to make the first commercial sale of the product within 20 months of the effective date of the agreement; if the milestone is missed, we may pay $50,000 to the seller in order to retain the intellectual property rights, subject to further milestone and extension payments. In addition, we are contractually obligated to make royalty payments on any sales from the technology purchased. Neither the second nor the third milestones have been achieved as of December 31, 2008.

4. Inventory

Inventory consists of the following:

	As of December 31,
	2008	2007
	(in thousands)
Raw materials	$1,982	$2,374
Work-in-process	975	1,540
Finished products	4,002	5,675

Total inventory	$6,959	$9,589

5. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2008	2007
	(in thousands)
Computer hardware	$1,883	$1,943
Machinery and equipment	4,103	4,325
Leasehold improvements	1,175	1,251

Gross property and equipment	7,161	7,519
Less accumulated depreciation	4,834	4,628

Property and equipment, net	$2,327	$2,891

Depreciation expense amounted to approximately $1.1 million in each of 2008, 2007, and 2006.

6. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$10,942	$8,853
Additions for acquisitions	—	2,089
Adjustments to purchase price on prior year acquisitions	80	—

Balance at end of year	$11,022	$10,942

Other intangibles consist of the following:

	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
	(in thousands)
Patents	$2,247	$768	$1,479	$2,184	$532	$1,652
Trademarks and technology licenses	1,242	503	739	1,265	356	909
Customer relationships	762	233	529	1,233	92	1,141
Other intangible assets	179	43	136	190	6	184

Total identifiable intangible assets	$4,430	$1,547	$2,883	$4,872	$986	$3,886

These assets are being amortized over useful lives ranging from 5 to 17 years. The weighted-average amortization period for these intangibles as of December 31, 2008, is 9.13 years. Amortization expense amounted to $0.5 million, $0.3 million, and $0.2 million in 2008, 2007, and 2006, respectively. Amortization expense is included in general and administrative expense.

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2008, is as follows:

(in thousands)
2009	$421
2010	404
2011	394
2012	352
2013	268

7. Financing Arrangements

In May 2006 we amended and restated our revolving line of credit to commit the facility and allow borrowing in an amount not to exceed $5.5 million. Additionally, we entered into a $2.5 million term loan with our bank in September 2006. This term loan included customary financial covenants and bore interest at a rate of 10% per annum. The term loan had an expiration date of September 2008, without penalty, and was required to be repaid if and to the extent that we received net proceeds from any sale of our equity in excess of $2.5 million. In October 2006 we used $3.9 million of the net proceeds from the public offering to pay down all outstanding indebtedness with the bank.

In August 2007 we amended our revolving line of credit with the bank to increase our borrowing capacity to $10 million and increase the maximum principal amount of any letters of credit issued as part of this facility to $3 million. The maturity date for amounts borrowed has been extended to August 2009. Loans made under this revolving line of credit bear interest rates at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. As of December 31, 2008, we had no borrowings outstanding under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants relating to leverage, tangible net worth, and quarterly revenues. As of December 31, 2008, we were in compliance with these covenants.

Biomateriali had two existing revolving lines of credit with their bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers at the date we acquired them. Loans made under these lines bear interest at 20% per annum. As of December 31, 2007, we had $0.3 million of borrowings outstanding under one of these revolving lines of credit. The lines were paid in full in January 2008. One line of credit was closed in January 2008; the other line of credit remains available. As of December 31, 2008, we did not have an outstanding balance under this line of credit.

As part of the purchase of Biomateriali, we also assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loans are not required to be repaid until one year after project completion and are payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date of the acquisition using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization will be recorded as interest expense. The amount of the loan outstanding as of December 31, 2008, was approximately $78,000 and has been included in our balance sheet in long-term debt. The loan is due in installments through 2018.

8. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2008	2007
	(in thousands)
Compensation and related taxes	$3,473	$3,146
Restructuring	83	1,129
Income and other taxes	492	673
Professional fees	452	811
Other	1,043	902

Total	$5,543	$6,661

9. Commitments and Contingencies

Leases

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. Rent expense was $1.5 million in 2008 and $1.2 million in 2007 and 2006. In addition, we lease automobiles and capital equipment under both operating and capital leases. There were no assets held under capital leases at December 31, 2008 and 2007. Assets held under capital leases amounted to $0.3 million at December 31, 2006, with accumulated amortization of $0.2 million. Capital lease asset amortization is included in depreciation and amortization.

At December 31, 2008, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

Operating Leases
(in thousands)
2009	$1,013
2010	718
2011	343
2012	14
2013	2
Thereafter	—

Total	$2,090

Purchase Commitments

We have purchase commitments to purchase $4.2 million of inventory in 2009 and $3.9 million in 2010. We failed to meet our minimum purchase requirements of an exclusive distribution agreement with Endologix, Inc. by $0.6 million in 2008. The manufacturer has the right to terminate the distribution agreement based upon this breach, but as of December 31, 2008 had not sent a notice of default. We have a right to cure the breach by purchasing the contractual requirements upon notice from the manufacturer.

Other Commitments

We have deferred payment commitments associated with our Biomateriali acquisition of $0.8 million payable in 2009. Such amounts are recorded on the consolidated balance sheet as acquisition-related obligations.

10. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
United States	$78	($1,235)	($460)
Foreign	(2,899)	(1,467)	(60)

Total	($2,821)	($2,702)	($520)

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$17	($564)	$455
State	25	(35)	84
Foreign	202	192	119

	244	(407)	658
Deferred:
Federal	262	663	(43)
State	9	3	(11)
Foreign	(22)	(27)	48

	249	639	(6)

	$493	$232	$652

As of December 31, 2008, the liability for unrecognized tax benefits was $30,000 relating to state tax nexus issues, discussed below. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending December 31, 2009. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2008
(in thousands)
Unrecognized tax benefits at the beginning of year	$28
Increases in unrecognized tax benefits as a result of tax positions taken during the period	2
Decreases in unrecognized tax benefits as a result of tax positions taken during the period
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	—

Unrecognized tax benefits at the end of the year	$30

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Inventory	$497	$631
Net operating loss carryovers	3,724	1,186
Tax credit carryovers	639	435
Reserves and accruals	513	461
Property and equipment	77	142
Other	249	(28)

Total deferred tax assets	5,699	2,827

Deferred tax liabilities:
Other intangibles	(329)	(92)
Goodwill	(1,326)	(1,055)

Total deferred tax liabilities	(1,655)	(1,147)

Net deferred tax assets before valuation allowance	4,044	1,680

Valuation allowance	(5,369)	(2,756)

Net deferred tax liability	(1,325)	(1,076)
Short-term deferred tax liability (asset)	65	80

Non-current deferred tax liability	($1,260)	($996)

As of December 31, 2008, we have net operating loss carryforwards in the United States of $6.6 million that begin to expire in 2027. We also have state net operating loss carryforwards of $4.0 million that expire at various times beginning in 2012 through 2028. In addition, we have net operating loss carryforwards in France of $1.4 million that have no expiration, Japan of $0.8 million that begin to expire in 2013 and Italy of $0.4 million that do not expire and $2.0 million that expire in 2013. We also have federal research and development tax credit carryforwards of approximately $0.4 million and state tax credit carryforwards of approximately $0.2 million that are available to reduce future tax liabilities, which expire at various dates beginning in 2009 through 2024. Included in the net operating loss carryforwards are stock option deductions of approximately $0.1 million. The benefit of these tax deductions will be credited to additional paid-in capital upon being realized. Ownership changes, as defined by Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	2008	2007	2006
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.3%)	0.2%	(9.8%)
Effect of foreign taxes	1.8%	4.7%	(83.6%)
Valuation allowance	(49.3%)	(40.1%)	(2.9%)
Permanent differences	(2.6%)	(2.4%)	(20.7%)
Uncertain tax provisions	0.0%	1.7%	(49.4%)
Other	(1.1%)	(6.7%)	7.1%

Effective tax rate	(17.5%)	(8.6%)	(125.3%)

We have also made an evaluation of the potential impact of state taxes being assessed by jurisdictions in which we do not believe that nexus exists. However, we believe that it is more likely than not that taxing jurisdictions may adopt a position adverse to us and, accordingly, have recorded a liability of approximately $30,000 as of December 31, 2008.

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

As of January 1, 2009, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States—Federal	2006 and forward
Germany	2007 and forward
Japan	2004 and forward

11. Stockholders’ Equity

Series A Convertible Preferred Stock

In June 1998 we sold 63,731 shares of our designated Series A Convertible Preferred Stock to Housatonic Equity Investors, L.P., in a private placement for $2.35 per share in exchange for $3.0 million. In connection with our public offering, 63,731 shares of Series A Convertible Preferred Stock were automatically converted into 1,274,620 shares of common stock on a 20-for-1 basis. As of December 31, 2008 and 2007, there were no shares of preferred stock issued or outstanding.

Stock Award Plans

Under our 1997, 1998, 2000, and 2004 stock option plans, we authorized for the granting of options in the form of incentive stock options or nonqualified options to employees, directors, and consultants to purchase up to 1,688,702 shares of common stock. The stock options provide the holder the right to purchase common stock at a specific exercise price and the expected term will not exceed ten years. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant, except with respect to one non-qualified option issued under our 1997 stock option plan.

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

Options to purchase 386,272 shares of common stock and an award for the purchase of 252,852 shares of our common stock were issued to two key executives in 1997. The options and award were subject to restricted stock agreements which provided the employee with a repurchase right and us with a call right at a formula-based price in the event of death, disability, and voluntary and involuntary termination, as defined. We accounted for these options and award until 1998 using variable plan accounting since the exercise of the employee repurchase price was considered likely based on the lack of marketability of our common stock. Subsequent to the sale of $0.8 million of our common stock in 1998 to individual, non-institutional investors, we determined that the likelihood of the exercise of the repurchase feature was remote based upon the value of the formula- based price compared to the value of the common stock sold to the individual investors. In addition, due to bank covenant restrictions, we determined our ability to exercise the call right, which was terminated by us in December 2003, was also remote. Since 1998, the value of our common stock has always exceeded the formula-based price. Consequently, subsequent to 1998 we have accounted for these options and award using fixed plan accounting.

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

In May 2006 we approved a 2006 Stock Option and Incentive Plan (the 2006 Plan), which became effective upon the initial public offering. The plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. We have reserved for issuance of an aggregate of 750,000 shares of common stock under the 2006 Plan. In connection with the adoption of the 2006 Plan, no further option grants are permitted under the 1997, 1998, 2000, and 2004 stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued or treasury shares. The total number of shares currently authorized for stock award plans is 2,368,003 of which approximately 19,000 remain available for grant as of December 31, 2008.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Volatility	52.1%	65.0%	65.0%
Risk-free interest rate	3.2%	4.9%	4.7%
Weighted average expected option term (in years)	4.7	5.0	5.0
Weighted average fair value per share of options granted	$1.59	$3.59	$5.43

A summary of option activity as of December 31, 2008 and the year then ended is presented below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate intrinsic value
			(in years)
Balance outstanding at December 31, 2007	1,402,224	$6.28	8.18	$2,667,066
Granted	322,343	$3.47		$—
Exercised(1)	(99,640)	$2.07		$155,054
Forfeited	(203,924)	$9.21		$—

Balance outstanding at December 31, 2008(2)	1,421,003	$5.52	7.79	$665,575

Vested at December 31, 2008	966,886	$5.50	8.69	$655,575
Expected to vest at December 31, 2008(3)	356,028	$5.57	2.87	—

Total	1,322,914			$655,575

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of exercise.
(2)	The aggregate intrinsic value represents the difference between the exercise price and $2.31, the closing price of our stock on December 31, 2008, for all in-the-money options outstanding.
(3)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

Information about stock options outstanding and exercisable as of December 31, 2008, is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding as of December 31, 2008	Weighted average Remaining Contractual Life	Weighted average exercise price	Shares	Weighted average exercise price
$ 0.00 – $ 1.24	297,178	18.41	$0.10	297,178	$0.10
$ 1.24 – $ 2.47	5,000	0.24	$2.36	5,000	$2.36
$ 2.47 – $ 3.70	380,403	5.07	$3.34	96,985	$3.46
$ 3.71 – $ 4.95	39,250	2.17	$4.29	39,250	$4.29
$ 4.95 – $ 6.19	96,249	4.49	$5.99	47,399	$6.00
$ 6.19 – $ 7.42	49,500	3.63	$6.69	29,500	$7.03
$ 7.42 – $ 8.66	253,164	4.25	$7.88	253,164	$7.88
$ 8.66 – $ 9.90	10,819	5.16	$8.73	8,655	$8.73
$ 9.90 – $11.13	54,365	6.15	$10.66	34,951	$10.65
$11.13 – $12.37	235,075	6.40	$11.87	154,804	$11.89

	1,421,003	7.79	$5.52	966,886	$5.50

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

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Volatility	57.0%	65.0%	65.0%
Risk-free interest rate	3.5%	4.7%	4.7%
Weighted average expected option term (in years)	2.0	3.5	4.3

We recorded approximately ($8,000) during 2008, $9,000 during 2007, and $10,000 during 2006 of compensation (credits) expense related to stock options granted to non-employees.

Restricted Stock Units

Beginning in 2006, we also issue restricted stock units (RSUs) as an additional form of equity compensation to our employees, officers, and directors, pursuant to our stockholder-approved 2006 Plan. RSUs entitle the grantee to an issuance of stock at no cost and generally vest over a period of time determined by our Board of Directors at the time of grant based upon the continued service to the Company. Unvested RSUs are forfeited and canceled as of the date that employment or service to the Company terminates. RSUs are settled in shares of our common stock upon vesting. We may repurchase common stock upon our employees’ vesting in RSUs in order to cover any minimum tax withholding liability as a result of the RSUs having vested. During the year ended December 31, 2008, we repurchased 23,432 of our $0.01 par value common stock at a per share price of $2.84 and an aggregate purchase price of $67,000. During the year ended December 31, 2007, we repurchased 12,784 of our $0.01 par value common stock at a per share price of $6.37 and an aggregate purchase price of $82,000. The value of the shares represented the amount required to satisfy the employees’ minimum obligations with respect to withholding taxes in connection with the vesting of shares of RSUs.

A summary of our RSU activity, which is subject to the fair value accounting requirements of SFAS 123(R), is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance outstanding at December 31, 2006	133,000	$6.07
Granted	175,016	$6.31
Vested(1)	(40,676)	$6.07
Canceled	(19,405)	$6.06

Balance outstanding at December 31, 2007	247,935	$6.24

Granted	387,536	$3.46
Vested(1)	(65,439)	$6.20
Canceled	(74,958)	$5.61

Balance outstanding at December 31, 2008	495,074	$4.17

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2008 and 2007 were $0.4 million and $0.2 million, respectively.

Employee Stock Purchase Plan

In May 2006, the Board of Directors and stockholders approved the 2006 Employee Stock Purchase Plan (ESPP), which is qualified under Section 423 of the Internal Revenue Code. Our ESPP is available to all eligible employees who may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees may elect to have up to 10 percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under ESPP terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. During the year ended December 31, 2008, 22,047 shares were purchased under our ESPP at an average purchase price of $4.18 per share. During the year ended December 31, 2007, 13,357 shares were purchased under our ESPP at an average purchase price of $5.41 per share. As of December 31, 2008, 214,085 shares remain available for purchase.

12. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary matching contributions to the Plan in an amount determined by our Board of Directors. Company contributions vest ratably with six years of employment and amounted to approximately $0.2 million for 2008, $0.3 million for 2007, and $0.2 million for 2006.

13. Restructuring Charges

We initiated a plan to close our Arizona manufacturing operations in 2006 and as a result, incurred severance and other costs. These costs amounted to $5,000 in 2007 and $0.2 million in 2006. No further costs are expected to be incurred with respect to this exit activity.

In September 2007, we entered into termination agreements with two former distributors in Europe. The termination fee payments amounted to $1.1 million in total. In addition, we have agreed with a former distributor to exercise a non-compete option and also entered into a consulting agreement for six months beginning in February 2008. These costs amounted to $0.7 million. These amounts were expensed during the periods over which the services were provided or benefits were realized in 2008. No further costs are expected to be incurred with respect to these agreements.

In 2008, we initiated reductions in force of 32 and eight employees in the first and third quarters, respectively. We incurred $0.4 million of severance charges related to the reductions in force in 2008, of which $0.1 million was paid in February 2009. No further costs are expected to be incurred with respect to these reductions in force.

The components of the restructuring charges are as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Severance	$435	$—	$87
Distributor termination costs	712	1,054	—
Other	—	(12)	170

Total	$1,147	$1,042	$257

Activity related to accrued restructuring costs is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$1,129	$46	$217
Plus:
Current year restructuring costs	1,147	1,042	257
Other	22	75	—
Less:
Payments for termination of contractual obligations	1,862	—	—
Payment of employee severance costs	353	34	149
Other	—	—	279

Balance at end of year	$83	$1,129	$46

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

We sell products in three product categories; Endovascular, Vascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Endovascular	$15,946	$14,143	$9,833
Vascular	28,573	23,420	20,992
General Surgery	3,928	3,883	3,803

Branded product sales	48,447	41,446	34,628
OEM	273	0	0

Net sales	$48,720	$41,446	$34,628

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

	Year ended December 31,
	2008	2007	2006
	(in thousands)
LeMaitre Vascular, Inc.	$26,899	$25,141	$22,362
LeMaitre Vascular GmbH	16,356	15,094	11,298
Other	5,465	1,211	968

Net sales	$48,720	$41,446	$34,628

Total long-lived assets are held by legal entity were as follows:

	As of December 31,
	2008	2007	2006
	(in thousands)
LeMaitre Vascular, Inc.	$14,746	$15,623	$12,963
LeMaitre Vascular GmbH	343	396	210
Other	2,194	3,072	149

Total long lived assets	$17,283	$19,091	$13,322

(1)	Long-lived assets include property, plant, and equipment, net

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Cash paid (refund) for income taxes, net	$(298)	$920	$249
Cash paid for interest	—	1	307
Supplemental non-cash financing activities:
Acquisition-related obligations to sellers	77	1,646	—
Common stock repurchased for RSU tax withholdings	66	82	—
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	84
Effect of adoption of SFAS 123(R) for redemption feature of common stock awards	—	—	6,474
Increase in redemption feature of common stock awards	—	—	295
Cancellation of redemption feature as a result of the intital public offering	—	—	(6,769)
Initial public offering costs included in accounts payable and accrued expenses	—	—	271
Cancellation of treasury stock	—	—	857

16. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The financial assets to which SFAS 157 is applicable include cash equivalents and short-term investments which are carried at fair value. As of December 31, 2008, the Company had investments disclosed in Note 2 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

U.S. treasury obligations	$1,669
Federal agency obligations	1,000
Corporate bonds	1,067
Asset backed securities	1,623

$5,359

As of December 31, 2008, the Company had cash equivalents in repurchase agreements and government sponsored entities that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

Repurchase agreements	$11,500
Government sponsored entities	2,001

$13,501

17. Subsequent Events

Effective January 26, 2009, we executed a seven-year agreement with Neovasc Inc. to distribute its biological patches for use in vascular surgery, including carotid endarterectomy. The agreement contains minimum purchase requirements which incrementally increase from $0.4 million in 2009 to $1.0 million in 2015. We were also granted an option to acquire this product line commencing in 2014.

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG to terminate their distribution of our AlboGraft Vascular Graft product line in Europe and certain other international markets, for which Edwards Lifesciences had exclusive rights through 2011, and to acquire certain assets and rights. We paid $3.5 million to Edward Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list, certain customer contracts and remaining AlboGraft inventory, and their provision of sales and marketing services.

18. Quarterly Financial Data (unaudited)

	Three months ended
2008	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$11,847	$12,739	$12,023	$12,111
Gross profit	8,490	8,886	8,103	8,424
Income (loss) from operations	(2,585)	(869)	170	354
Net income (loss)	(2,564)	(926)	(136)	312
Net income (loss) available to common stockholders:
Basic	($0.17)	($0.06)	($0.01)	$0.02
Diluted	($0.17)	($0.06)	($0.01)	$0.02

	Three months ended
2007	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$9,883	$10,315	$10,144	$11,104
Gross profit	7,370	7,613	7,581	8,143
Loss from operations	(977)	(447)	(1,541)	(1,318)
Net income (loss)	(629)	227	(1,354)	(1,178)
Net income (loss) available to common stockholders:
Basic	($0.04)	$0.01	($0.09)	($0.08)
Diluted	($0.04)	$0.01	($0.09)	($0.08)

SCHEDULE II

LEMAITRE VASCULAR

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Description	COLUMN A Balance at Beginning of Period	COLUMN B Additions Charged to Income	COLUMN C Deductions from Reserves	COLUMN D Balance at End of Period
	(in thousands)
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2008	$219	$27	$86	$160
Year ended December 31, 2007	102	197	80	219
Year ended December 31, 2006	120	21	39	102

EXHIBIT INDEX

10.8	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended

10.29	Letter Agreement with Brown Brothers Harriman & Co. dated August 23, 2008

10.36	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant

10.37	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre

10.38	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts

10.39	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350