Form 10-Q
period 2009-03-31
LEMAITRE VASCULAR INC
filed 2009-05-14
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 15,672,084 shares of common stock, $.01 par value per share, outstanding as of May 11, 2009.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31 2009	December 31 2008
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$14,093	$15,895
Marketable securities	3,171	5,359
Accounts receivable, net of allowances of $211 at March 31, 2009, and $160 at December 31, 2008	7,164	7,244
Inventory	7,165	6,959
Prepaid expenses and other current assets	1,449	1,659

Total current assets	33,042	37,116
Property and equipment, net	2,143	2,327
Goodwill	11,022	11,022
Other intangibles, net	3,717	2,883
Other assets	966	1,051

Total assets	$50,890	$54,399

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,052	$606
Accrued expenses	3,906	5,543
Acquisition-related obligations	163	784

Total current liabilities	5,121	6,933
Long-term debt	79	78
Deferred tax liabilities	1,331	1,260
Other long-term liabilities	364	380

Total liabilities	6,895	8,651
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,716,381 shares at March 31, 2009, and 15,703,522 shares at December 31, 2008	157	157
Additional paid-in capital	62,529	62,290
Accumulated deficit	(18,075)	(16,194)
Accumulated other comprehensive loss	(381)	(272)
Treasury stock, at cost; 51,119 shares at March 31, 2009, and 50,284 shares at December 31, 2008	(235)	(233)

Total stockholders’ equity	43,995	45,748

Total liabilities and stockholders’ equity	$50,890	$54,399

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31 2009	March 31 2008
	(in thousands, except per share data)
Net sales	$11,348	$11,847
Cost of sales	3,082	3,358

Gross profit	8,266	8,489

Sales and marketing	4,146	5,829
General and administrative	2,525	2,828
Research and development	1,311	1,350
Restructuring charges	1,777	633
Impairment charges	73	435

Total operating expenses	9,832	11,075

Loss from operations	(1,566)	(2,586)

Other income (expense):
Interest income	—	177
Interest expense	(22)	(16)
Foreign currency gain (loss)	(90)	147
Other income, net	4	4

Loss before income taxes	(1,674)	(2,274)
Provision for income taxes	207	290

Net loss	$(1,881)	$(2,564)

Net loss per share of common stock:
Basic	$(0.12)	$(0.17)

Diluted	$(0.12)	$(0.17)

Weighted-average shares outstanding:
Basic	15,661	15,506

Diluted	15,661	15,506

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31
	2009	2008
	(in thousands)
Operating activities
Net loss	$(1,881)	$(2,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	419
Stock-based compensation	218	173
Amortization (Accretion) of premium / discount on marketable securities	11	(44)
Intangible impairment charges	73	435
Provision for losses in accounts receivable	61	8
Provision for inventory write-downs	146	153
Provision for deferred income taxes	70	—
Loss on sales of marketable securities	34	17
Changes in operating assets and liabilities:
Accounts receivable	(161)	93
Inventory	(507)	(519)
Prepaid expenses and other assets	196	(21)
Accounts payable and other liabilities	(884)	(2,205)

Net cash used in operating activities	(2,306)	(4,055)
Investing activities
Purchase of property and equipment	(77)	(298)
Payments related to acquisitions	(575)	(272)
Purchase of technology and licenses	(1,027)	(109)
Sales and maturities of marketable securities	2,195	3,914

Net cash provided by investing activities	516	3,235
Financing activities
Proceeds from issuance of common stock	21	94
Repayment of revolving line of credit	—	(262)
Purchase of treasury stock	(2)	(8)

Net cash provided by (used in) financing activities	19	(176)
Effect of exchange rate changes on cash and cash equivalents	(31)	43

Net decrease in cash and cash equivalents	(1,802)	(953)
Cash and cash equivalents at beginning of period	15,895	6,397

Cash and cash equivalents at end of period	$14,093	$5,444

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2009

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

2. Recent Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for business combination transactions consummated after December 31, 2008. The adoption of SFAS No. 141(R) is expected to significantly affect our accounting for business combinations entered into subsequent to December 31, 2008.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. The adoption of SFAS 160 did not have a material effect on our consolidated results of operations or financial condition.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’ derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by us in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated results of operations or financial condition.

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

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue on the classification of the payments between participants in the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. The adoption of EITF 01-1 did not have a material effect on our consolidated results of operations or financial condition.

In February 2008 the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We were required to apply the provisions of Statement No. 157 to nonfinancial assets and nonfinancial liabilities commencing on January 1, 2009. The adoption of FSP 157-2 did not have a material effect on our consolidated results of operations or financial condition.

In April 2008 the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“FAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. We adopted FSP FAS 142-3 effective January 1, 2009 and apply its provisions prospectively to recognized intangible assets acquired after that date. The adoption of FSP FAS 142-3 did not have a material effect on our consolidated results of operations or financial condition.

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. We have provided a full valuation allowance against our deferred tax assets at March 31, 2009, based upon our assessment that it is more likely than not that we will not realize such tax benefits. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are our inability to record a tax benefit on our losses generated in the United States, coupled with a tax provision on foreign earnings, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in prior periods.

We have not identified any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending March 31, 2010, except with respect to matters that may be identified under audit that we cannot reasonably estimate as discussed in our audited consolidated financial statements as of and for the year ended December 31, 2008, including the notes thereto, included in our annual report Form 10-K for the year ended December 31, 2008 filed with SEC on March 31, 2009. As of March 31, 2009, the liability for unrecognized tax benefits was approximately $30,000. There was no change in the liability during the three months ended March 31, 2009.

As of April 1, 2009, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States—federal	2006 and forward
Germany	2007 and forward
Japan	2004 and forward

4. Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$1,555	$1,982
Work-in-process	1,333	975
Finished products	4,277	4,002

Total inventory	$7,165	$6,959

5. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.0 million during the three months ended March 31, 2009.

The components of our identifiable intangible assets are as follows:

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,242	$880	$1,362	$2,247	$768	$1,479
Trademarks and technology licenses	1,248	534	714	1,242	503	739
Customer relationships	1,656	254	1,402	762	233	529
Other intangible assets	291	52	239	179	43	136

Total identifiable intangible assets	$5,437	$1,720	$3,717	$4,430	$1,547	$2,883

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG (“Edwards”) to terminate their distribution of our AlboGraft Vascular Graft product line in Europe and certain other international markets, for which they had exclusive rights through 2011, and to acquire certain assets and rights from Edwards. We paid $3.5 million to Edwards in exchange for this early termination, the purchase of their AlboGraft customer list, certain licenses and most of the remaining AlboGraft inventory. We allocated the payment to the tangible and intangible assets acquired, and to the settlement of our pre-existing relationship with Edwards, based on the estimated fair value of each of these elements to the transaction. As such, we recorded $1.0 million of intangible assets, recognized a $1.8 million restructuring charge related to the early termination of the distribution agreement, and $0.7 million of inventory.

Intangible assets are amortized over their estimated useful lives, ranging from 5 to 17 years. Amortization expense amounted to approximately $107,000 and $129,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2009 and each of the five succeeding fiscal years is as follows:

		(in thousands)
2009	(remaining 9 months)	$475
2010		626
2011		599
2012		534
2013		445
2014		305

During the period ending March 31, 2009 we determined that we were likely to fail to meet a product development milestone relating to certain patents within our endovascular product category portfolio in the United States and Europe, and subsequently determined that the patents had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents. In January 2008, we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we incurred an impairment charge of $0.4 million due to the write-down of related intangible assets.

6. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants. As of March 31, 2009 and December 31, 2008, we did not have an outstanding balance under this facility and we were in compliance with these covenants.

Our Biomateriali subsidiary had two existing revolving lines of credit with their bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers at the date we acquired it. Loans made under these lines bear interest at 20% per annum. Both lines were paid in full in January 2008. One line of credit was closed in January 2008, and the other line of credit remains available. As of March 31, 2009, we did not have an outstanding balance under this line of credit.

Also, as part of the purchase of Biomateriali, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loans are not required to be repaid until one year after project completion and are payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date of the acquisition using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization will be recorded as interest expense. The amount of the loan outstanding as of March 31, 2009 was approximately $79,000 and has been included in our balance sheet in long-term debt. The loan is due in installments through 2018.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Compensation and related taxes	$2,011	$3,473
Restructuring	—	83
Income and other taxes	457	492
Professional fees	334	452
Other	1,104	1,043

Total	$3,906	$5,543

8. Restructuring Charges

During the three months ended March 31, 2009, we incurred $1.8 million of restructuring charges, related to the termination of our Biomateriali subsidiary’s distribution agreement with Edward Lifesciences as discussed in Note 5.

During the three months ended March 31, 2008, we incurred $0.6 million of restructuring charges. Included in the restructuring charges for the three months ended March 31, 2008 were approximately $0.3 million for contractual obligations associated with non-compete and consulting agreements related to a termination agreement with a former distributor in Italy and approximately $0.4 million for severance costs related to the reduction in force of 32 employees that we initiated in that quarter.

The components of the restructuring charges are follows:

	Three months ended March 31
	2009	2008
	(in thousands)
Severance	$—	$359
Distributor termination costs	1,777	274

Total	$1,777	$633

Activity related to accrued restructuring costs is as follows:

	Three months ended March 31
	2009	2008
	(in thousands)
Balance at beginning of period	$83	$1,129
Plus:
Current period restructuring costs	1,777	633
Other	—	21
Less:
Payments for termination of contractual obligations	1,777	1,410
Payment of employee severance costs	83	179

Balance at end of period	$—	$194

9. Comprehensive Loss

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive loss was as follows:

	Three months ended March 31
	2009	2008
	(in thousands)
Net loss	$(1,881)	$(2,564)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	52	57
Foreign currency translation adjustment	(161)	350

Total other comprehensive income (loss)	(109)	407

Comprehensive loss	$(1,990)	$(2,157)

10. Commitments and Contingencies

As part of our normal course of business, we have purchase commitments to purchase $3.9 million of inventory in 2009 and $3.8 million in 2010.

We failed to meet our minimum purchase requirements of an exclusive distribution agreement with Endologix, Inc. by $0.6 million in 2008 and by $0.3 million for the three months ended March 31, 2009. The manufacturer has the right to terminate the distribution agreement based upon this breach, but as of March 31, 2009 had not sent a notice of default. We have a right to cure the breach by purchasing the contractual requirements upon notice from the manufacturer.

In addition, we have deferred payment commitments associated with our Biomateriali acquisition of $0.2 million payable during the remainder of 2009. Such amounts are recorded on the consolidated balance sheet as acquisition-related obligations.

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. LeMaitre Vascular GmbH, our German subsidiary, records all sales in Europe and to distributors worldwide, excluding sales in South and Central America (LeMaitre Vascular, Inc.); France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Japan, Korea, and Taiwan (LeMaitre Vascular GK); and, through the termination of our AlboGraft distribution agreement with Edwards on March 27, 2009, worldwide sales of Biomateriali S.r.l. products. Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended March 31, 2009
	2009	2008
	(in thousands)
LeMaitre Vascular, Inc.	$6,681	$6,454
LeMaitre Vascular GmbH	3,382	4,107
Other entities	1,285	1,286

Total	$11,348	$11,847

We sell products in three product categories; Endovascular, Vascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Three months ended March 31, 2009
	2009	2008
	(in thousands)
Endovascular	$3,501	$3,542
Vascular	6,915	7,323
General Surgery	880	904

Total Branded Products	11,296	11,769
OEM	52	78

Total	$11,348	$11,847

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

The components of share-based compensation expense are as follows:

	Three months ended
	March 31
	2009	2008
	(in thousands)
Stock option awards to employees under SFAS No. 123(R)	$67	$70
Restricted stock awards under SFAS No. 123(R)	151	104
Employee stock purchase plan	—	7
Stock option awards to non-employees under SFAS No. 123	—	(8)

Total share-based compensation	$218	$173

We have computed the fair values of employee stock options for option grants made during the three months ended March 31, 2008 using the Black-Scholes option model with the following weighted-average assumptions and weighted-average fair values:

2008
Dividend yield	0.0%
Volatility	41.8%
Risk-free interest rate	3.3%
Weighted average expected option term (in years)	3.5
Weighted average fair value per share of options granted	$2.14

We did not make option grants in the three months ended March 31, 2009.

The weighted-average fair value per share of restricted stock unit grants issued for the three months ended March 31, 2009 and 2008 were $2.27 and $4.75, respectively.

13. Net Loss per Share

The computation of basic and diluted net loss per share is as follows:

	Three months ended March 31
	2009	2008
	(in thousands, except per share data)
Basic:
Net loss	$(1,881)	$(2,564)

Weighted average shares outstanding	15,661	15,506

Net loss per share	$(0.12)	$(0.17)

Diluted:
Net loss	$(1,881)	$(2,564)

Weighted average shares of common stock	15,661	15,506

Net loss per share	$(0.12)	$(0.17)

Calculation of weighted average shares
Weighted-average shares of common stock outstanding	15,661	15,506
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	—	—

Shares used in computing diluted net loss per common share	15,661	15,506

For the three months ended March 31, 2009, 598,632 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. For the three months ended March 31, 2008, 1,251,418 weighted-average shares of restricted common stock and options to purchase common stock were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

We have never declared a cash dividend and do not expect to do so in the foreseeable future.

14. Stockholders’ Equity

Undesignated Preferred Stock

We have 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued, or outstanding as of March 31, 2009 or as of December 31, 2008.

Employee Stock Purchase Plan

Our employee stock purchase plan enables eligible employees to purchase shares of our common stock. Eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees may elect to have up to ten percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. During the three months ended March 31, 2009, 10,698 shares were purchased at a purchase price of $1.91 per share. As of March 31, 2009, 203,387 shares were reserved and are available for issuance under this plan.

15. Supplemental Cash Flow Information

	For the three months ended March 31
	2009	2008
	(in thousands)
Cash paid for income taxes, net	$183	$101

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$2	$8

16. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) for financial assets and financial liabilities effective January 1, 2008 and for nonfinancial assets and liabilities beginning January 1, 2009. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The financial assets to which SFAS 157 is applicable include cash equivalents and short-term investments which are carried at fair value. As of March 31, 2009, the Company had investments that were valued using Level 2 inputs (significant and observable assumptions) as follows:

U.S. treasury obligations	$1,656
Corporate bonds	715
Asset backed securities	800

$3,171

As of March 31, 2009, the Company had cash equivalents in repurchase agreements valued at $11.5 million that were valued using Level 1 inputs (quoted market prices for identical assets),

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects, and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance, or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	the ability to keep pace with a rapidly evolving marketplace and to develop or acquire and then successfully market new and enhanced products;

•	our ability to successfully identify, acquire, and integrate new products, businesses, and technologies and realize expected benefits;

•	a highly competitive market for medical devices;

•	the effect of recent adverse changes in U.S., global, or regional economic conditions;

•	the effect of a disaster at any of our manufacturing facilities;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	the loss of any distributor or any significant customer, especially in regard to any product that has a limited distributor or customer base;

•	our ability to adequately grow our operations and attain sufficient operating scale;

•	our ability to obtain adequate profit margins;

•	our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to initiate, complete, or achieve favorable results from clinical studies of our products;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our ability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements, or that otherwise could materially adversely affect our business, financial condition, or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2008, under the heading “Part I – Item 1A. Risk Factors” and those risk factors, if any, included elsewhere in this report.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union, and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 14 current product lines exceeds $1 billion and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion which we estimate had been growing at 8% per year prior to the recent economic downturn. We have used acquisitions as a primary means of further accessing the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture the majority of our product lines in our Burlington, Massachusetts, headquarters. In addition, our AlboGraft Vascular Grafts (acquired in December 2007) are manufactured at our facility in Brindisi, Italy.

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

In January 2007 we commenced distribution of the Endologix Powerlink System, an abdominal stent graft, in several European countries, including Germany, France and the United Kingdom. We believe that this product complements our UniFit and TAArget stent graft product lines, allowing our European sales force to offer a complete range of stent grafts for the entire aorta. In 2008 we extended this distribution agreement through December 31, 2010. In April 2007 we acquired our LeverEdge product line from Cardiovascular Innovations, LLC, and in September 2007 we acquired our EndoRE and aSpire product lines from Vascular Architects. In September 2007 we reached an agreement to launch a direct sales force in Italy effective January 2008. We and our exclusive distributor in Italy agreed to terminate its exclusive rights as of January 25, 2008, in exchange for a termination fee of approximately $1.1 million. In December 2007 we purchased certain patents and in-process research and development from Arizona Heart Innovative Technologies, LLC related to a pre-commercial endovascular device.

In December 2007 we also acquired Biomateriali, S.r.l., a privately held Italian company that manufactured the AlboGraft Vascular Graft for vessel replacement in the peripherals, abdomen, and thorax. Biomateriali’s manufacturing operations are located in Brindisi, Italy, and at the time of the acquisition its primary product, the AlboGraft Vascular Graft, was sold in Europe under an exclusive distribution agreement with Edwards Lifesciences. In March 2009, we paid $3.5 million to Edward Lifesciences to terminate this distribution agreement and purchase their AlboGraft customer list, certain customer contracts, the remaining AlboGraft inventory, and certain sales and marketing services.

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

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara, Pruitt F3 and Flexcell Carotid Shunts, InvisiGrip Vein Stripper, LeMaitre Balloon Catheters, and the five remote endarterectomy products which include our Martin Dissector, Periscope Dissector, EndoHelix Retrieval Device, MollRing Cutter Transection Device, and Ring Dissector, and the AlboGraft Vascular Graft. We also report the results of our distribution of the Neovasc Peripatch Biologic Vascular Patch within this category.

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

We sell our products primarily through a direct sales force. As of March 31, 2009 our sales force was comprised of 52 sales representatives in North America, the European Union, and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. In 2008, approximately 88% of our net sales were direct-to-hospital. For the three months ended March 31, 2009, approximately 93% of our net sales were direct-to-hospital.

Our worldwide headquarters are in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. For the three months ended March 31, 2009, approximately 41% of our net sales were denominated in currencies other than the U.S. dollar, primarily the euro and the yen. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for each fiscal period.

Further, our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period.

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of the quarters listed:

(amounts in thousands)
(unaudited)
	2009	2008				2007
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	11,348	12,111	12,023	12,739	11,847	11,104	10,144	10,315	9,883
Impact of currency exchange rate fluctuations (1)	(622)	(448)	452	836	674	439	253	267	322
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	101	235	703	929	1,133	1,116	635	567	455

(1)	Represents the impact of the change in foreign exchange rates over the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months' sales following the date of the event or transaction, and shown in the current period only.

Results of Operations

Comparison of the three months ended March 31, 2009, to the three and ended March 31, 2008

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended March 31
(unaudited)	2009	2008	Percent change
	($ in thousands)
Net sales	$11,348	$11,847	(4)%

Net sales by product category:
Endovascular	$3,501	$3,542	(1)%
Vascular	6,915	7,323	(6)%
General Surgery	880	904	(3)%

Total Branded Products	11,296	11,769	(4)%
OEM	52	78	(33)%

Total	$11,348	$11,847	(4)%

Net sales by geograghy:
United States and Canada	$6,681	$6,454	4%
Outside the United States and Canada	4,667	5,393	(13)%

Total	$11,348	$11,847	(4)%

Net sales. Net sales decreased 4% to $11.3 million for the three months ended March 31, 2009, compared to $11.8 million for the three months ended March 31, 2008. New acquisitions and business development activities added 1% to year-over-year sales growth, while changes in foreign currency exchange rates subtracted 5%.

Sales decreases for the three months ended March 31, 2009 were largely driven by the effect of currency exchange rate fluctuations of $0.6 million, a $0.4 million decrease in sales to international distributors of our non-AlboGraft products, and a $0.4 million decrease in AlboGraft Vascular Graft sales to Edwards Lifesciences during the wind-down phase of their distribution. Sales decreases were partially offset by higher average selling prices across nearly all product lines, as well as increased year-over-year sales in Italy of $0.3 million, reflecting the results of our recent Italian direct-sales initiative, and increased year-over-year sales in the United States of $0.2 million. For the three months ended March 31, 2009, the decrease in our endovascular category was driven primarily by reduced sales of our AnastoClip and aSpire product lines of $0.2 million, as well as the negative effects of currency exchange rate fluctuations. The decrease in our vascular category was mainly the result of reduced AlboGraft sales in the quarter of $0.4 million, as well as the negative effects of currency exchange rate fluctuations, and was partially offset by increased shunt and catheter sales of $0.3 million.

Direct-to-hospital net sales were 93% of total net sales during the three months ended March 31, 2009, as compared to 86% during the three months ended March 31, 2008. The increase was largely due to reduced sales to international distributors, as well as strong results from our comparatively newer sales organizations in Italy and France.

The impact of foreign currency fluctuations and changes in business activities are presented in the table in the “Overview” section above. The negative impact of foreign currency fluctuations during the three months ended March 31, 2009 was significant and this trend may continue into the quarter ended June 30, 2009.

Net sales by geography. Net sales in the United States and Canada increased 4% to $6.7 million for the three months ended March 31, 2009. The increase was largely a result of higher average selling prices across nearly all product lines, increased shunt and catheter sales of $0.3 million and sales gains in our remote endarterectomy and radiopaque tape products. Net sales outside of the United States and Canada decreased 13% to $4.7 million for the three months ended March 31, 2009. The decrease was driven by the effect of currency exchange rate fluctuations of $0.6 million, a $0.4 million decrease in sales to international distributors of our non-AlboGraft products, largely in Greece and Spain, and a $0.4 million decrease in AlboGraft Vascular Graft sales to Edwards Lifesciences during the wind-down phase of their distribution, partially offset by an increase in direct-to-hospital net sales of $0.7 million in Europe.

Direct-to-hospital net sales outside of the United States and Canada increased to 82% of total net sales during the three months ended March 31, 2009, up from 67% of net sales in the year earlier period. The increase was largely due to decreased sales to international distributors, as well as strong results from our comparatively newer sales organizations in Italy and France.

	Three months ended March 31
(unaudited)	2009	2008	$ Change	Percent change
	($ in thousands)
Gross profit	$8,266	$8,489	$(223)	(2.6)%

Gross margin	72.8%	71.7%	*	1.1%

Gross Profit. Gross profit decreased 3% to $8.3 million for the three months ended March 31, 2009. Our gross margin increased 1.1% to 72.8% in the same period. Decreased gross profit was driven by lower sales versus the prior period. The gross margin increase was the result of higher average selling prices across nearly all product lines, increased gross margin contribution from both the Powerlink product line and our Biomateriali subsidiary, and reduced sales to European distributors, which usually carry a lower gross margin. Gross margin was reduced 1.4% by the negative effect of currency exchange rate fluctuations.

	Three months ended March 31
(unaudited)	2009	2008	$ change	Percent change
	($ in thousands)
Sales and marketing	$4,146	$5,829	$(1,683)	(29)%
General and administrative	2,525	2,828	(303)	(11)%
Research and development	1,311	1,350	(39)	(3)%
Restructuring charges	1,777	633	1,144	*
Impairment charge	73	435	(362)	*

Total	$9,832	$11,075	$(1,243)	(11)%

	Three months ended March 31
	2009 as a % of Revenue	2008 as a % of Revenue	Change
Sales and marketing	37%	49%	(12)%
General and administrative	22%	24%	(2)%
Research and development	12%	11%	1%
Restructuring charges	16%	5%	11%
Impairment charge	1%	4%	(3)%

Sales and marketing. For the three months ending March 31, 2009 sales and marketing expenses decreased 29% to $4.1 million. The decrease included a reduction in selling expenses of $1.4 million and a reduction in marketing expenses of $0.3 million. Foreign currency exchange rate fluctuations decreased sales and marketing expenses by $0.3 million in the period. Selling expense decreases were driven largely by reduced sales commissions and contests of $0.4 million, decreased travel and entertainment expenses of $0.3 million, the effects of currency exchange rate fluctuations and three fewer sales managers. Marketing expense decreases were largely the result of reduced advertising, direct marketing and trade show expenses of $0.1 million, as well as reduced advisory board expenses of $0.1 million. As a percentage of revenues, sales and marketing expenses decreased to 37% from 49% in the prior year quarter. As of March 31, 2009 we employed 52 sales representatives and 11 sales managers worldwide.

General and administrative. For the three months ending March 31, 2009 general and administrative expenses decreased 11% to $2.5 million. The reduction was driven primarily by lower wages in the United States of $0.2 million, foreign currency exchange rate fluctuations of $0.1 million and general expense reduction throughout the organization. As a percentage of revenues, general and administrative expenses decreased by 2% to 22%.

Research and development. For the period ending March 31, 2009 research and development expenses decreased 3% to $1.3 million. The decrease was the result of lower process engineering headcount and royalty expenses of $0.1 million, and was partially offset by increased product development, regulatory and clinical headcount expenses of $0.1 million. We increased enrollment in our UNITE clinical trial by 8 patients from December 31, 2008. We anticipate that research and development expenses will increase over time as more UNITE Trial patients are enrolled, new products follow the regulatory pathways, and more product development is undertaken. As a percentage of revenues, research and development expenses increased by 1% to 12%.

Restructuring. During the three months ended March 31, 2009 we incurred a $1.8 million restructuring charge related to the March 27, 2009 termination of our AlboGraft distribution agreement with Edwards Lifesciences. The transaction included the payment of $3.5 million in exchange for the termination of the distribution agreement, and the acquisition of detailed customer information, transition services, and remaining product inventory. Restructuring charges recorded for the three months ended March 31, 2008 included $0.4 million related to a reduction in force, and $0.3 million related to the termination of our former distributors in Italy and Ireland.

Impairment charge. During the period ending March 31, 2009 we determined that we were likely to fail to meet a product development milestone relating to certain patents within our endovascular product category portfolio in the United States and Europe, and subsequently determined that the patents had no value based value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents. Impairment charges for the three months ended March 31, 2008 included $0.4 million to write-down intangible assets related to a customer relationship at our Biomateriali subsidiary.

Interest income. We did not realize interest income for the three months ended March 31, 2009, compared to $177,000 for the three months ended March 31, 2008. The decrease was a result of lower average cash balances in the quarter, an unfavorable interest rate market, and realized losses in our portfolio of $34,000.

Interest expense. Interest expense was $22,000 for the three months ended March 31, 2009, compared to $16,000 for the three months ended March 31, 2008. Interest expense in both periods is related to deferred acquisition payments at our Biomateriali subsidiary.

Foreign exchange gains / losses. Foreign exchange losses were $0.1 million for the three months ended March 31, 2009, compared to foreign exchange gains of $0.1 million for the three moths ended March 31, 2008. The change in foreign exchange was due to the comparatively weaker euro versus the dollar in the current period.

Income tax expense. Our provision for income taxes for the three months ended March 31, 2009, was $0.2 million compared to $0.3 million for the three months ended March 31, 2008. Our current period provision was mainly the result of the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $70,000 which could not be offset by existing deferred tax assets, a one-time discrete item related to the true-up of a deferred tax liability of $71,000, and taxable earnings in a foreign subsidiary. The 2008 income tax provision was driven by taxable earnings in a foreign subsidiary and the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes which could not be offset by existing deferred tax assets. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

Liquidity and Capital Resources

At March 31, 2009, our cash, cash equivalents and marketable securities were $17.3 million as compared to $21.3 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and U.S. government obligations and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any auction-rated securities in our investment portfolio as of March 31, 2009.

The majority of our marketable securities have remaining maturities of two years or less. The weighted average maturity of the portfolio was 3.0 months as of March 31, 2009, a reduction of 3.5 months from December 31, 2008. As of March 31, 2009, our investment portfolio included $0.8 million of asset-backed securities collateralized by credit card debt, and auto loans. In order to limit our credit risk exposure, we reduced our asset-backed securities holdings in 2009 by $0.8 million, from $1.6 million as of December 31, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the current, highly unusual degree of volatility in the current global financial markets can affect the liquidity and valuation of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

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

From the effective date of the registration statement through March 31, 2009, we have spent $23.9 million, including $6.5 million for acquisitions, $3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit, $3.5 million for the termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences, $1.9 million for the early termination of our distributor in Italy, $1.8 million for equipment, $1.3 million for payment of expenses related to our initial public offering, $0.8 million for the acquisition of licenses and technology (of which $0.4 million was expensed on the date of acquisition as in-process research and development), $0.4 million for severance payments associated with our 2008 restructuring activities, $0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date), and $3.5 million for working capital purposes. Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, and make deferred payments related to prior acquisitions. During the remainder of 2009, we expect to use $0.2 million to fund deferred acquisition payments.

In August 2007 we amended our revolving line of credit with Brown Brothers Harriman & Co. As a result of this amendment, our borrowing capacity increased to $10 million and the maximum principal amount of any letters of credit issued as part of this facility increased to $3 million. In August 2008, the maturity date for amounts borrowed was extended to August 2009. Loans made under this revolving line of credit bear interest at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. Borrowings under this line of credit are collateralized by substantially all of our assets. As of March 31, 2009, we had no borrowing outstanding under this line of credit. The loan agreement requires that we meet certain financial and operating covenants. As of March 31, 2009, we were in compliance with these covenants. Our credit facility is scheduled to expire in August 2009, and in view of the current economic environment, which has negatively impacted the credit markets, there can be no assurance that our facility will be renewed on terms that are acceptable to us or at all.

Net cash used in operating activities. Net cash used in operating activities was $2.3 million for the three months ended March 31, 2009, and consisted of the $1.9 million net loss, adjusted for non-cash items of $0.9 million (including depreciation and amortization of $0.3 million, stock-based compensation of $0.2 million, provision for inventory write-offs of $0.1 million, and an intangibles impairment charge of $0.1 million) and net cash used from changes in working capital of $1.4 million. The net cash used from changes in working capital was principally the result of a reduction in accounts payable and accrued expenses and to a lesser extent an increase in inventories.

Net cash provided by investing activities. Net cash provided by investing activities was $0.5 million for the three months ended March 31, 2009. This was primarily due to sales and maturities of marketable securities of $2.2 million, partially offset by the purchase of technology and other intangibles of $1.0 million, payments made related to prior year acquisitions of $0.6 million, and the purchase of property and equipment of $0.1 million.

Net cash used in financing activities. Cash flows for financing activities were not significant for the three months ended March 31, 2009.

We recognized a net operating profit of $170,000 and $354,000 for the three months ended September 30, 2008 and December 31, 2008, respectively, and we recognized an operating loss of $1.6 million that included a $1.8 million restructuring charge, for the three months ended March 31, 2009. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions and distributor terminations, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business, as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities; though, our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts; the rate of progress and cost of our research and development activities; litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and the number, timing, and nature of acquisitions and other strategic transactions.

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. This facility matures in August 2009. We believe that our current cash and cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require additional funds in order to make acquisitions. We may seek financing of future cash needs through the sale of equity securities and issuance of debt. We cannot assure you that additional financing will be available when needed or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back, or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity or debt securities, substantial dilution to existing stockholders may occur.

Contractual obligations. Our principal contractual obligations consist of operating leases, acquisition-related obligations, inventory purchase commitments, and income tax obligations under FIN 48 for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of March 31, 2009:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$1,812	$896	$904	$12
Purchase commitments for inventory	7,704	3,941	3,763	—
Acquisition-related obligations	170	170	—	—
FIN48 unrecognized tax benefits	30	30	—	—

Total contractual obligations	$9,716	$5,037	$4,667	$12

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2011; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, expiring in 2010.

We failed to meet our minimum purchase requirements of an exclusive distribution agreement with Endologix, Inc. by $0.6 million in 2008 and by $0.3 million in the three months ended March 31, 2009. The manufacturer has the right to terminate the distribution agreement based upon this breach. We have a right to cure the breach by purchasing the contractual requirements upon our receipt of notice from the manufacturer.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2009.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is probable. We generally use customer purchase orders or contracts to determine the existence of an arrangement. Substantially all sales transactions are based on prices that are determinable at the time that the customer’s purchase order is accepted by us. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We provide for product returns at the time revenue is recognized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, based on our history of product returns.

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

Valuation of Goodwill, Other Intangibles

When we acquire a business, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually and more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The test for impairment requires us to make several estimates about fair value, principally related to the determination that we operate as a single reporting unit and the estimated fair value of that reporting unit. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts. Goodwill was $11.0 million as of March 31, 2009 and as of December 31, 2008. We have determined that no impairment indicators existed as of March 31, 2009.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 5 to 17 years. We review these intangible assets for impairment as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. The evaluation of asset impairments related to other intangible assets requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. During the period ending March 31, 2009 we determined that we were likely to fail to meet a product development milestone relating to certain patents within our endovascular product category portfolio in the United States and Europe, and subsequently determined that the patents had no value based value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents. In addition, on March 27, 2009 we paid $3.5 million to terminate our AlboGraft distribution agreement with Edwards Lifesciences and acquire related assets. We allocated the payment to the tangible and intangible assets acquired, and to the settlement of our pre-existing relationship with Edwards Lifesciences based on the estimated fair value of each of these elements to the transaction. As a result of the termination, we recorded $1.0 million of intangible assets, including non-compete, customer relationships and licenses, and recognized a $1.8 million restructuring charge related to the early termination of the distribution agreement. Other intangible assets, net of accumulated amortization, were $3.7 million as of March 31, 2009, and $2.9 million as of December 31, 2008.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. At March 31, 2009, we were not subject to any material litigation, claims, or assessments.

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

Marketable Securities

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investments, primarily marketable debt securities and U.S. government securities, were classified as available-for-sale and were carried at fair market value at March 31, 2009. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with original maturities of greater than 90 days to be short-term investments. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired. If we conclude an instrument is other-than-temporarily impaired, we record the unrealized loss in the consolidated statement of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2009. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. SFAS No. 141(R) is effective for business combination transactions consummated after December 31, 2008. The adoption of SFAS No. 141(R) is expected to significantly affect our accounting for business combinations entered into subsequent to December 31, 2008.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. The adoption of SFAS 160 did not have a material effect on our consolidated results of operations or financial condition.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’ derivative instruments and related hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by us in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated results of operations or financial condition.

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

In December 2007 the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on collaborative arrangements within the scope of this issue on the classification of the payments between participants in the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. The adoption of EITF 01-1 did not have a material effect on our consolidated results of operations or financial condition.

In February 2008 the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We were required to apply the provisions of Statement No. 157 to nonfinancial assets and nonfinancial liabilities commencing on January 1, 2009. The adoption of FSP 157-2 did not have a material effect on our consolidated results of operations or financial condition.

In April 2008 the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“FAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. We adopted FSP FAS 142-3 effective January 1, 2009 and apply its provisions prospectively to recognized intangible assets acquired after that date. The adoption of FSP FAS 142-3 did not have a material effect on our consolidated results of operations or financial condition.

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

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the company’s 2008 Annual Report on Form 10-K. There has been no material change in information reported since the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2009 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not party to any material pending litigation.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

For the three months ended March 31, 2009, we repurchased 835 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

	Issuer Purchases and Other Acquisitions of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased
February 1, 2009 through February 28, 2009	759	$2.29	N/A	N/A
March 1, 2009 through March 31, 2009	76	2.29	N/A	N/A

Total	835	$2.29	N/A	N/A

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2009.

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