Form 10-Q
period 2009-06-30
LEMAITRE VASCULAR INC
filed 2009-08-14
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The registrant had 15,689,078 shares of common stock, $.01 par value per share, outstanding as of August 11, 2009.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30 2009	December 31 2008
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$16,740	$15,895
Marketable securities	3,078	5,359
Accounts receivable, net of allowances of $164 at June 30, 2009, and $160 at December 31, 2008	7,767	7,244
Inventory	7,000	6,959
Prepaid expenses and other current assets	1,401	1,659

Total current assets	35,986	37,116
Property and equipment, net	2,098	2,327
Goodwill	11,022	11,022
Other intangibles, net	3,631	2,883
Other assets	966	1,051

Total assets	$53,703	$54,399

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,233	$606
Accrued expenses	4,804	5,543
Acquisition-related obligations	175	784

Total current liabilities	6,212	6,933
Long-term debt	68	78
Deferred tax liabilities	1,401	1,260
Other long-term liabilities	381	380

Total liabilities	8,062	8,651
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,726,619 shares at June 30, 2009, and 15,703,522 shares at December 31, 2008	157	157
Additional paid-in capital	62,755	62,290
Accumulated deficit	(17,152)	(16,194)
Accumulated other comprehensive income (loss)	126	(272)
Treasury stock, at cost; 54,735 shares at June 30, 2009, and 50,284 shares at December 31, 2008	(245)	(233)

Total stockholders’ equity	45,641	45,748

Total liabilities and stockholders’ equity	$53,703	$54,399

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$12,630	$12,739	$23,978	$24,586
Cost of sales	3,508	3,853	6,590	7,211

Gross profit	9,122	8,886	17,388	17,375

Sales and marketing	4,249	5,153	8,395	10,981
General and administrative	2,412	2,733	4,937	5,561
Research and development	1,435	1,474	2,746	2,824
Restructuring charges	—	347	1,777	980
Impairment charges	33	48	106	483

Total operating expenses	8,129	9,755	17,961	20,829

Income (loss) from operations	993	(869)	(573)	(3,454)

Other income (expense):
Interest income	17	120	10	298
Interest expense	(2)	(16)	(17)	(32)
Foreign currency gain	118	19	28	166
Other expense, net	(12)	(5)	(8)	(2)

Income (loss) before income taxes	1,114	(751)	(560)	(3,024)
Provision for income taxes	189	175	396	465

Net income (loss)	$925	$(926)	$(956)	$(3,489)

Net income (loss) per share of common stock:
Basic	$0.06	$(0.06)	$(0.06)	$(0.22)

Diluted	$0.06	$(0.06)	$(0.06)	$(0.22)

Weighted-average shares outstanding:
Basic	15,670	15,542	15,655	15,524

Diluted	15,866	15,542	15,655	15,524

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30
	2009	2008
	(in thousands)
Operating activities
Net loss	$(956)	$(3,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	694	924
Stock-based compensation	445	344
Amortization (accretion) of premium / discount on marketable securities	24	(71)
Intangible impairment charges	106	483
Provision for losses in accounts receivable	21	27
Provision for inventory write-downs	199	515
Provision for deferred income taxes	141	—
Loss on sales of marketable securities	34	42
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(511)	78
Inventory	(188)	(296)
Prepaid expenses and other assets	334	154
Accounts payable and other liabilities	(35)	(1,913)

Net cash provided by (used in) operating activities	308	(3,197)
Investing activities
Purchase of property and equipment	(197)	(554)
Payments related to acquisitions	(575)	(272)
Purchase of technology and licenses	(1,051)	(103)
Sales and maturities of marketable securities	2,309	8,406

Net cash provided by investing activities	486	7,477
Financing activities
Proceeds from issuance of common stock	21	186
Repayment of revolving line of credit	—	(262)
Purchase of treasury stock	(12)	(17)

Net cash provided by (used in) financing activities	9	(93)
Effect of exchange rate changes on cash and cash equivalents	42	64

Net Increase in cash and cash equivalents	845	4,251
Cash and cash equivalents at beginning of period	15,895	6,397

Cash and cash equivalents at end of period	$16,740	$10,648

Supplemental disclosures of cash flow information (see Note 16)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2009

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. LeMaitre Vascular develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are thoracic stent grafts, abdominal stent grafts, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, arterial prostheses, remote endarterectomy devices, covered stents, contrast injectors, balloon catheters, vein strippers, cholangiogram catheters and vascular access ports. We also distribute in 12 European countries an abdominal stent graft manufactured by a third party. In addition, we distribute in the United States and the European Union a biologic vascular patch manufactured by a third party. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Rome, Italy, Brindisi, Italy, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, Biomateriali S.r.l., and LeMaitre Vascular S.r.l. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification, (Codification) will be the single source of authoritative nongovernmental accounting principles generally accepted in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. We do not expect the adoption of SFAS No. 168 will have a significant impact on our consolidated results of operations or financial condition.

Effective June 15, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS No. 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have a material impact on our consolidated results of operations or financial condition. Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued FASB Staff Positions (FSP) on SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP SFAS 115-2 and 124-2) which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. FSP SFAS 115-2 and 124-2 modifies the requirements for recognizing impairment charges on other-than-temporarily impaired (OTTI) debt securities and expands the disclosures related to OTTI debt and equity securities. We adopted FSP SFAS 115-2 and 124-2 in the quarter ended June 30, 2009. The adoption of FSP SFAS 115-2 and 124-2 did not have a significant impact on our consolidated results of operations or financial condition.

3. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of June 30, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in thousands)
U.S. treasury obligations	$1,646	$—	$—	1,646	$1,669	$—	$—	$1,669
Federal agency obligations	—	—	—	—	999	1	—	1,000
Corporate bonds	750	—	(9)	741	1,126	—	(59)	1,067
Asset backed securities	687	4	—	691	1,656	—	(33)	1,623

Total marketable securities	$3,083	$4	$(9)	$3,078	$5,450	$1	$(92)	$5,359

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

The amortized cost and estimated fair value of available-for-sale marketable securities as of June 30, 2009, by contractual maturity, were as follows:

	2009
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturities:
Due in 1 year or less	$2,096	$2,093
Due in 1 - 2 years	604	601
Due in 2 - 5 years	383	384

Total	$3,083	$3,078

4. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. We have provided a full valuation allowance against our deferred tax assets at June 30, 2009, based upon our assessment that it is more likely than not that we will not realize such tax benefits. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are our inability to record a tax benefit on our losses generated in the United States, coupled with a tax provision on foreign earnings, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in prior periods.

We have not identified any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending June 30, 2010, except with respect to matters that may be identified under audit that we cannot reasonably estimate. As of June 30, 2009, the liability for unrecognized tax benefits was approximately $30,000. There was no change in the liability during the three or six months ended June 30, 2009.

As of June 30, 2009, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States--federal	2006 and forward
Germany	2007 and forward
Japan	2004 and forward

5. Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$1,781	$1,982
Work-in-process	1,237	975
Finished products	3,982	4,002

Total inventory	$7,000	$6,959

6. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.0 million during the six months ended June 30, 2009.

The components of our identifiable intangible assets are as follows:

	June 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,275	$957	$1,318	$2,247	$768	$1,479
Trademarks and technology licenses	1,270	569	701	1,242	503	739
Customer relationships	1,715	329	1,386	762	233	529
Other intangible assets	300	74	226	179	43	136

Total identifiable intangible assets	$5,560	$1,929	$3,631	$4,430	$1,547	$2,883

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG (Edwards) to terminate their distribution of our AlboGraft Vascular Graft product line in Europe and certain other international markets, for which they had exclusive rights through 2011, and to acquire certain assets and rights from Edwards. We paid $3.5 million to Edwards in exchange for this early termination, the purchase of their AlboGraft customer list, certain licenses and most of the remaining AlboGraft inventory. We allocated the payment to the tangible and intangible assets acquired, and to the settlement of our pre-existing relationship with Edwards, based on the estimated fair value of each of these elements to the transaction. As such, we recorded $1.0 million of intangible assets, recognized a $1.8 million restructuring charge related to the early termination of the distribution agreement, and recorded $0.7 million of inventory.

Intangible assets are amortized over their estimated useful lives, ranging from 2 to 17 years. Amortization expense amounted to approximately $167,000 and $104,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense amounted to approximately $274,000 and $233,000 for the six months ended June 30, 2009 and 2008, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2009 and each of the five succeeding fiscal years is as follows:

		(in thousands)
2009	(remaining 6 months)	$333
2010		640
2011		613
2012		546
2013		456
2014		308

In January 2008, we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain products from us, and, as a result, we incurred an impairment charge of $0.4 million due to the write-down of related intangible assets. During the three months ended March 31, 2009 we determined that we were likely to fail to meet a product development milestone relating to certain patents within our endovascular product category portfolio in the United States and Europe, and subsequently determined that the patents had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents. We also recognized impairment charges of $33,000 and $48,000 related to patents and trademarks which were deemed to have no value based upon a lack of future expected economic benefits during the three months ended June 30, 2009 and 2008, respectively.

7. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants. As of June 30, 2009 and December 31, 2008, we did not have an outstanding balance under this facility and we were in compliance with these covenants. In June 2009, we were informed that the revolving line of credit will not be renewed upon under its existing terms upon its expiration on August 23, 2009.

Our Biomateriali subsidiary had two existing revolving lines of credit with their bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers at the date we acquired it. Loans made under these lines bear interest at 20% per annum. Both lines were paid in full and closed in January 2008.

Also, as part of the purchase of Biomateriali, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loans are not required to be repaid until one year after project completion and are payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date of the acquisition using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization will be recorded as interest expense. The amount of the loan outstanding as of June 30, 2009 was approximately $68,000 and has been included in our balance sheet in long-term debt. The loan is due in installments through 2018.

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Compensation and related taxes	$2,575	$3,473
Restructuring	—	83
Income and other taxes	560	492
Professional fees	350	452
Other	1,319	1,043

Total	$4,804	$5,543

9. Restructuring Charges

During the three months ended March 31, 2009, we incurred $1.8 million of one-time restructuring charges, related to the termination of our Biomateriali subsidiary’s distribution agreement with Edward Lifesciences as discussed in Note 6. We did not incur restructuring charges during the three months ended June 30, 2009.

During the three months ended June 30, 2008, we incurred $0.3 million of restructuring charges, primarily related to a termination agreement with a former distributor in Italy. During the six months ended June 30, 2008, we incurred $1.0 million of restructuring charges, including $0.6 for contractual obligations associated with consulting agreements related to termination agreements with our former distributor in Italy and $0.4 million for severance costs related to a reduction in force of 32 employees that we initiated in the first quarter of 2008.

The components of the restructuring charges are as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Severance	$—	$20	$—	$379
Distributor termination costs	—	327	1,777	601

Total	$—	$347	$1,777	$980

Activity related to accrued restructuring costs is as follows:

Six months ended June 30, 2009
(in thousands)
Balance at beginning of period	$83
Plus:
Current period restructuring costs	1,777
Other	—
Less:
Payments for termination of contractual obligations	1,777
Payment of employee severance costs	83

Balance at end of period	$—

10. Comprehensive Income (Loss)

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income (loss)	$925	$(926)	$(956)	$(3,489)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	34	(230)	86	(174)
Foreign currency translation adjustment	473	(96)	312	254

Total other comprehensive income (loss)	507	(326)	398	80

Comprehensive income (loss)	$1,432	$(1,252)	$(558)	$(3,409)

11. Commitments and Contingencies

As part of our normal course of business, we have purchase commitments to purchase $19.3 million of inventory through 2015.

In addition, we have deferred payment commitments associated with our Biomateriali acquisition of $0.2 million payable in December 2009. Such amounts are recorded on the consolidated balance sheet as acquisition-related obligations.

12. Segment and Enterprise-Wide Disclosures

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for product sales by product line and by geographic location for local reporting purposes.

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

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
LeMaitre Vascular, Inc.	$7,269	$6,802	$13,950	$13,256
LeMaitre Vascular GmbH	$4,004	$4,452	$7,386	$8,559
Other entities	1,357	1,485	2,642	2,771

Total	$12,630	$12,739	$23,978	$24,586

We sell products in three product categories; Endovascular, Vascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Endovascular	$3,663	$4,328	$7,164	$7,870
Vascular	7,869	7,290	14,784	14,613
General Surgery	976	1,022	1,856	1,926

Total Branded Products	12,508	12,640	23,804	24,409
OEM	122	99	174	177

Total	$12,630	$12,739	$23,978	$24,586

13. Share-based Compensation

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

The components of share-based compensation expense are as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Stock option awards to employees under SFAS No. 123(R)	$63	$57	$130	$127
Restricted stock awards under SFAS No. 123(R)	164	114	315	218
Employee stock purchase plan	—	—	—	7
Stock option awards to non-employees under SFAS No. 123	—	—	—	(8)

Total share-based compensation	$227	$171	$445	$344

We have computed the fair values of employee stock options for option grants made during the six months ended June 30, 2008 using the Black-Scholes option model with the following weighted-average assumptions and weighted-average fair values:

2008
Dividend yield	0.0%
Volatility	51.3%
Risk-free interest rate	3.3%
Weighted average expected option term (in years)	4.9
Weighted average fair value per share of options granted	$1.63

There were no stock option grants made during the six months ended June 30, 2009.

The weighted-average fair value per share of restricted stock unit grants issued for the six months ended June 30, 2009 and 2008 were $2.89 and $4.56, respectively.

14. Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share is as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income (loss)	$925	$(926)	$(956)	$(3,489)

Weighted average shares outstanding	15,670	15,542	15,655	15,524

Net income (loss) per share	$0.06	$(0.06)	$(0.06)	$(0.22)

Diluted:
Net income (loss)	$925	$(926)	$(956)	$(3,489)

Weighted average shares of common stock	15,866	15,542	15,655	15,524

Net income (loss) per share	$0.06	$(0.06)	$(0.06)	$(0.22)

Calculation of weighted average shares
Weighted-average shares of common stock outstanding	15,670	15,542	15,655	15,524
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	196	—	—	—

Shares used in computing diluted net loss per common share	15,866	15,542	15,655	15,524

For the three months and six months ended June 30, 2009, 112,071 and 378,075 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. For the three months and six months ended June 30, 2008, 1,174,664 and 1,204,426 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

We have never declared a cash dividend and do not expect to do so in the foreseeable future.

15. Stockholders’ Equity

Undesignated Preferred Stock

We have 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued, or outstanding as of June 30, 2009 or December 31, 2008.

Employee Stock Purchase Plan

Our employee stock purchase plan enables eligible employees to purchase shares of our common stock. Eligible employees may purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees may elect to have up to ten percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. On February 1, 2009, 10,698 shares were purchased at a purchase price of $1.91 per share. As of June 30, 2009, 203,387 shares were reserved and are available for issuance under this plan.

On July 13, 2009, our Board of Directors elected to terminate our Employee Stock Purchase Plan effective at the end of the current offering period on July 31, 2009.

16. Supplemental Cash Flow Information

	For the six months ended June 30
	2009	2008
	(in thousands)
Cash paid for income taxes, net	$258	$64

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$10	$17

17. Fair Value Measurements

Our available-for-sale investments are subject to fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement. The three levels of inputs used to measure fair value are as follows:

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

The financial assets to which SFAS No. 157 is applicable include cash equivalents and short-term investments which are carried at fair value. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands) as of June 30, 2009, which were valued using Level 2 inputs (significant and observable assumptions) as follows:

U.S. treasury obligations	$1,646
Corporate bonds	741
Asset backed securities	691

$3,078

As of June 30, 2009, we had cash equivalents in repurchase agreements valued at $13.1 million that were valued using Level 1 inputs (quoted market prices for identical assets).

18. Subsequent Events

On July 27, 2009, our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the management, based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than July 31, 2010, unless otherwise extended by our Board of Directors. The repurchase program will be funded using our available cash and cash equivalents.

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union, and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 14 current product lines exceeds $1 billion and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion. We have used acquisitions as a primary means of further accessing the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture the majority of our product lines in our Burlington, Massachusetts, headquarters. In addition, our AlboGraft Vascular Graft (acquired in December 2007) is manufactured at our facility in Brindisi, Italy.

Our products are primarily used by vascular surgeons who treat peripheral vascular disease through both open surgical methods and more recently adopted endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide patients with a wider range of treatment options.

We believe that the purchasing volume of the vascular surgeon will increase and that the changing product needs of the vascular surgeon present us with attractive opportunities to sell new devices. As a result, we have sought out and acquired new products and businesses that address these needs, and have pursued a strategy of selling directly to hospitals in our major markets.

In January 2007 we commenced distribution of the Endologix Powerlink System, an abdominal stent graft, in several European countries, including Germany, France and the United Kingdom. We believe that this product complements our UniFit and TAArget stent graft product lines, allowing our European sales force to offer a complete range of stent grafts for the entire aorta. In 2008 we extended this distribution agreement through June 30, 2013. In April 2007 we acquired our LeverEdge product line from Cardiovascular Innovations, LLC, and in September 2007 we acquired our EndoRE and aSpire product lines from Vascular Architects. In September 2007 we reached an agreement to begin direct sales in Italy effective January 2008. We and our exclusive distributor in Italy agreed to terminate its exclusive rights as of January 25, 2008, in exchange for approximately $1.1 million for a termination fee and transitional consulting services. In December 2007 we purchased certain patents and in-process research and development from Arizona Heart Innovative Technologies, LLC related to a pre-commercial endovascular device.

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

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara, Pruitt F3 and Flexcel Carotid Shunts, InvisiGrip Vein Stripper, LeMaitre Balloon Catheters, and the five remote endarterectomy products which include our Martin Dissector, Periscope Dissector, EndoHelix Retrieval Device, MollRing Cutter Transection Device, and Ring Dissector, and the AlboGraft Vascular Graft. We also report our distribution sales of the Neovasc Peripatch Biologic Vascular Patch within this category.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and its accessories and our OptiLock Implantable Port.

•	Our OEM category includes sales of a polyester product to a cardiac device manufacturer.

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

We sell our products primarily through a direct sales force. As of June 30, 2009 our sales force was comprised of 54 sales representatives in North America, the European Union, and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. In 2008, approximately 88% of our net sales were direct-to-hospital. For the six months ended June 30, 2009, approximately 92% of our net sales were direct-to-hospital.

Our worldwide headquarters are in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. For the six months ended June 30, 2009, approximately 42% of our net sales were denominated in currencies other than the U.S. dollar, primarily the euro and the yen. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for each fiscal period.

Further, our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period.

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of the quarters listed:

(amounts in thousands)

(unaudited)

	2009		2008				2007
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	12,630	11,348	12,111	12,023	12,739	11,847	11,104	10,144	10,315	9,883
Impact of currency exchange rate fluctuations (1)	(699)	(622)	(448)	452	836	674	439	253	267	322
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	234	101	235	703	929	1,133	1,116	635	567	455

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three and six months ended June 30, 2009, to the three and six months ended June 30, 2008

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended June 30			Six months ended June 30
(unaudited)	2009	2008	Percent change	2009	2008	Percent change
	($ in thousands)			($ in thousands)
Net sales	$12,630	$12,739	(1)%	$23,978	$24,586	(2)%

Net sales by product category:
Endovascular	$3,663	$4,328	(15)%	$7,164	$7,870	(9)%
Vascular	7,869	7,290	8%	14,784	14,613	1%
General Surgery	976	1,022	(5)%	1,856	1,926	(4)%

Total Branded Products	12,508	12,640	(1)%	23,804	24,409	(2)%
OEM	122	99	23%	174	177	(2)%

Total	$12,630	$12,739	(1)%	$23,978	$24,586	(2)%

Net sales by geography:
Americas	$7,269	$6,881	6%	$13,950	$13,360	4%
International	5,361	5,858	(8)%	10,028	11,226	(11)%

Total	$12,630	$12,739	(1)%	$23,978	$24,586	(2)%

Net sales. Net sales decreased 1% to $12.6 million for the three months ended June 30, 2009, compared to $12.7 million for the three months ended June 30, 2008. New acquisitions and business development activities added 2% to year-over-year sales growth, while changes in foreign currency exchange rates subtracted 5%. Excluding these effects, net sales for the three months ended June 30, 2009 grew 3%. Net sales decreased 2% to $24.0 million for the six months ended June 30, 2009, compared to $24.6 million for the six months ended June 30, 2008. New acquisitions and business development activities added 1% to year-over-year sales growth, while changes in foreign currency exchange rates subtracted 5%. Excluding these effects, net sales for the six months ended June 30, 2009 grew 2%. Net sales excluding acquisitions, business development activities and changes in foreign currency exchange rates is a non-GAAP financial measure and should not be viewed as a replacement of GAAP results. See “Management’s Use of Non-GAAP Measures” below.

Sales decreases for the three months ended June 30, 2009 were largely due to the effect of currency exchange rate fluctuations of $0.7 million, a $0.7 million decrease in our Endovascular product category primarily driven by the Powerlink System, the UniFit Abdominal Stent Graft and the AnastoClip Vessel Closure System, as well as decreased sales to European distributors. Sales decreases were partially offset by higher average selling prices across nearly all product lines as well as a $0.6 million increase in our Vascular product category which was primarily driven by increased Expandable LeMaitre Valvulotome and shunt sales and the addition of sales of the PeriPatch Biologic Vascular Patch of $0.2 million.

Sales decreases for the six months ended June 30, 2009 were largely due to the effect of negative currency exchange rate fluctuations of $1.3 million, a $0.8 million decrease in our Endovascular product category primarily driven by the Powerlink System, the UniFit Abdominal Stent Graft and the AnastoClip Vessel Closure System, as

well as decreased sales to European distributors. Sales decreases were partially offset by higher average selling prices across nearly all product lines, as well as a $0.2 million increase in our Vascular product category which was primarily driven by increased Expandable LeMaitre Valvulotome and shunt sales, the addition of sales of the PeriPatch Biologic Vascular Patch of $0.3 million, and increased remote endarterectomy sales of $0.1 million.

Direct-to-hospital net sales were 92% for the three and six months ended June 30, 2009, up from 88% for the three months ended, and 87% for the six months ended June 30, 2008. The increase was largely due to reduced sales to international distributors, as well as strong results from our comparatively newer sales organizations in Italy and France.

The impact of foreign currency exchange rate fluctuations and changes in business activities are presented in the table in the “Overview” section above. The negative impact of foreign currency exchange rate fluctuations during the six months ended June 30, 2009 was significant and this trend may continue into the quarter ending September 30, 2009.

Net sales by geography. Net sales in the Americas increased $0.4 million for the three months ended June 30, 2009. The increase was largely the result of higher average selling prices across nearly all product lines and the addition of sales of PeriPatch Biologic Vascular Patch of $0.2 million. International net sales decreased $0.5 million for the three months ended June 30, 2009. The decrease was primarily driven by the negative effect of foreign currency exchange rate fluctuations of $0.7 million as well as reduced sales to third party European distributors, and was partially offset by increased sales of $0.2 million at our Italian sales office.

Net sales in the Americas increased $0.6 million for the six months ended June 30, 2009. The increase was largely the result of higher average selling prices across nearly all product lines, increased shunt and catheter sales of $0.3 million, and the addition of sales of PeriPatch Biological Vascular Patch of $0.3 million. International net sales decreased $1.2 million for the six months ended June 30, 2009. The decrease was primarily driven by the effect of currency exchange rate fluctuations of $1.3 million, and a $0.4 million decrease in AlboGraft Vascular Graft sales, and was partially offset by increased sales of $0.6 million at our Italian sales office.

International direct-to-hospital net sales increased to 82% of total net sales during the three months ended and six months ended June 30, 2009, up from 74% of net sales for the three months ended, and 71% for the six months ended June, 30, 2008. The increase was largely due to decreased sales to international distributors, as well as strong results from our comparatively newer sales organizations in Italy and France.

	Three months ended June 30					Six months ended June 30
(unaudited)	2009	2008	$ change		Percent change	2009	2008	$ change		Percent change
	($ in thousands)					($ in thousands)
Gross profit	$9,122	$8,886	$236		2.7%	$17,388	$17,375	$13		0.1%

Gross margin	72.2%	69.8%		*	2.4%	72.5%	70.7%		*	1.8%

Gross Profit. Gross profit increased 3% to $9.1 million for the three months ended June 30, 2009. Our gross margin increased 2.4% to 72.2% in the same period. The gross margin increase was largely the result of the direct-to-hospital AlboGraft Vascular Graft transition in Europe which commenced on March 27, 2009, higher average selling prices across nearly all product lines, and weak sales to European distributors, which generally carry a lower gross margin. Gross margin was reduced 1.5% by the negative effect of currency exchange rate fluctuations. Increased gross profit was driven by the increased gross margin, and was partially offset by lower sales versus the prior period.

Gross profit was $17.4 million for the six months ended June 30, 2009 and June 30, 2008. Our gross margin increased 1.8% to 72.5% in the same period. The gross margin increase was largely the result of higher average selling prices across nearly all product lines, the direct-to-hospital AlboGraft Vascular Graft transition in Europe which commenced on March 27, 2009, and weak European distributor sales, which generally carry a lower gross margin. Gross margin was reduced 1.5% by the negative effect of currency exchange rate fluctuations. Gross profit remained flat as the increased gross margin was offset by lower sales versus the prior period.

	Three months ended June 30				Six months ended June 30
(unaudited)	2009	2008	$ change	Percent change	2009	2008	$ change	Percent change
	($ in thousands)				($ in thousands)
Sales and marketing	$4,249	$5,153	$(904)	(18)%	$8,395	$10,981	$(2,586)	(24)%
General and administrative	2,412	2,733	(321)	(12)%	4,937	5,561	(624)	(11)%
Research and development	1,435	1,474	(39)	(3)%	2,746	2,824	(78)	(3)%
Restructuring charges	0	347	(347)	*	1,777	980	797	81%
Impairment charge	33	48	(15)	*	106	483	(377)	(78)%

Total	$8,129	$9,755	$(1,626)	(17)%	$17,961	$20,829	$(2,868)	(14)%

	Three months ended June 30			Six months ended June 30
	2009 as a % of Revenue	2008 as a % of Revenue	Change	2009 as a % of Revenue	2008 as a % of Revenue	Change
Sales and marketing	34%	40%	(6)%	35%	45%	(10)%
General and administrative	19%	21%	(2)%	21%	23%	(2)%
Research and development	11%	12%	(1)%	11%	11%	(0)%
Restructuring charges	0%	3%	(3)%	7%	4%	3%
Impairment charge	0%	0%	(0)%	0%	2%	(2)%

Sales and marketing. For the three months ended June 30, 2009 sales and marketing expenses decreased 18% to $4.3 million. The decrease included a reduction in selling expenses of $0.6 million and a reduction in marketing expenses of $0.3 million. Foreign currency exchange rate fluctuations decreased sales and marketing expenses by $0.3 million in the period. Selling expense decreases were driven largely by the effects of currency exchange rate fluctuations, reduced sales commissions of $0.2 million, and decreased travel and entertainment, and other controllable expenses of $0.1 million. Marketing expense decreases were largely the result of reduced direct marketing and trade show expenses of $0.2 million, as well as general expense reductions. As a percentage of revenues, sales and marketing expenses decreased to 34% in the three months ended June 30, 2009, from 40% in the prior year quarter.

For the six months ended June 30, 2009 sales and marketing expenses decreased 24% to $8.4 million. The decrease included a reduction in selling expenses of $1.9 million and a reduction in marketing expenses of $0.7 million. Foreign currency exchange rate fluctuations decreased sales and marketing expenses by $0.6 million in the period. Selling expense decreases were driven largely by reduced sales commissions of $0.6 million, the effects of currency exchange rate fluctuations, and decreased travel and entertainment expenses of $0.4 million. Marketing expense decreases were largely the result of reduced direct marketing and trade show expenses of $0.4 million, reduced advisory board expenses of $0.1 million as well as general expense reductions. As a percentage of revenues, sales and marketing expenses decreased to 35% in the six months ended June 30, 2009 from 45% in the prior year. As of June 30, 2009 we employed 54 sales representatives and 12 sales managers worldwide.

General and administrative. For the three months ended June 30, 2009, general and administrative expenses decreased 12% to $2.4 million, primarily driven by lower wages in the United States of $0.1 million, reductions in audit and outside finance services of $0.1 million, and foreign currency exchange rate fluctuations of $0.1 million. General and administrative expenses decreased 11% to $4.9 million for the six months ended June 30, 2009, primarily driven by lower wages in the United States of $0.2 million, foreign currency exchange rate fluctuations of $0.1 million, reductions in audit and outside finance services of $0.1 million, and general expense reduction throughout the organization. As a percentage of revenues, general and administrative expenses were 19% and 21% for the three months and six months ended June 30, 2009, respectively, a decrease of 2% for each period.

Research and development. For the three month and six month periods ended June 30, 2009, research and development expenses decreased 3% to $1.4 million and $2.7 million, respectively. For the six months ended, the decrease was the result of lower product development expenses of $0.2 million, and was partially offset by increased regulatory and clinical headcount and trial related expenses of $0.1 million. We increased enrollment in our UNITE clinical trial by 6 patients from March 31, 2009 and 14 patients from December 31, 2008. We have enrolled 38 patients in our UNITE clinical trial as of June 30, 2009. We anticipate that research and development expenses will increase over time as more UNITE Trial patients are enrolled, new products follow the regulatory pathways, and more product development is undertaken. As a percentage of revenues, research and development expenses for the six months ended June 30, 2009 were 11% and consistent with the comparable prior year period.

Restructuring. During the six months ended June 30, 2009, we incurred a $1.8 million restructuring charge related to the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences. The transaction included the payment of $3.5 million in exchange for the termination of the distribution agreement, as well as the acquisition of detailed customer information, transition services, and remaining product inventory. For the six months ended June 30, 2008, restructuring charges were approximately $1.0 million, and included $0.6 million related to the termination of our former distributors in Italy and Ireland, and $0.4 million related to a reduction in force of 32 employees.

Impairment charge. During the six months ended June 30, 2009, we incurred $0.1 million of impairment charges related to patents which were deemed to have no value based upon a lack of future expected economic benefits. For the six months ended June 30, 2008, impairment charges were $0.5 million and were almost entirely due to the write-down of intangible assets related to a customer relationship at our Biomateriali subsidiary.

Interest income. Interest income for the three and six months ended June 30, 2009, was $17,000 and $10,000, respectively, compared to $120,000 and $298,000 for the three and six months ended June 30, 2008. The decrease was a result of an unfavorable interest rate market and realized losses in our portfolio of $34,000 in March 2009.

Interest expense. Interest expense for the three and six months ended June 30, 2009 was $2,000 and $17,000 respectively, compared to $16,000 and $32,000 for the three and six months ended June 30, 2008. Interest expense in both periods was due to acquisition related liabilities at our Biomateriali subsidiary. Lower acquisition related liabilities as a result of December 2008 and March 2009 payments drove the interest expense reductions.

Foreign exchange gains / losses. Foreign exchange gains for the three and six months ended June 30, 2009 were $118,000 and $28,000, respectively, compared to $19,000 and $166,000 for the three and six months ended June 30, 2008. Foreign exchange gains are due to the comparative weakening of the dollar versus the euro during the financial period.

Income tax expense. Our provision for income taxes for the three months ended June 30, 2009, was $0.2 million compared to $0.2 million for the three months ended June 30, 2008. Our provision for income taxes for the six months ended June 30, 2009, was $0.4 million compared to $0.5 million for the six months ended June 30, 2008. In 2009, our income tax provision was driven by taxable earnings at a foreign subsidiary of $0.2 million, the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $0.1 million which could not be offset by existing deferred tax assets and a one-time discrete item related to a deferred tax liability of $0.1 million. In 2008, the income tax provision was driven by taxable earnings in two foreign subsidiaries of $0.2 million and the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $0.3 million which could not be offset by existing deferred tax assets.

Liquidity and Capital Resources

At June 30, 2009, our cash, cash equivalents and marketable securities were $19.8 million as compared to $21.3 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions and U.S. government obligations and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any auction-rated securities in our investment portfolio as of June 30, 2009.

The majority of our marketable securities have remaining maturities of two years or less. The weighted average maturity of the portfolio was 2.0 months as of June 30, 2009, a reduction of 4.5 months from December 31, 2008. As of June 30, 2009, our investment portfolio included $0.7 million of asset-backed securities collateralized by credit card debt, and auto loans. In order to limit our credit risk exposure, we reduced our asset-backed securities holdings in 2009 by $0.9 million, from $1.6 million as of December 31, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the volatility in the current global financial markets can affect the liquidity and valuation of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

In August 2007 we amended our revolving line of credit with Brown Brothers Harriman & Co. As a result of this amendment, our borrowing capacity increased to $10 million and the maximum principal amount of any letters of credit issued as part of this facility increased to $3 million. In August 2008, the maturity date for amounts borrowed was extended to August 2009. Loans made under this revolving line of credit bear interest at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. Borrowings under this line of credit are collateralized by substantially all of our assets. As of June 30, 2009, we had no borrowing outstanding under this line of credit. The loan agreement requires that we meet certain financial and operating covenants. As of June 30, 2009, we were in compliance with these covenants. In June 2009 we were informed by Brown Brothers Harriman & Co. that our credit facility will not be renewed under the existing terms upon the scheduled expiration date in August 2009. We are currently accessing various options to renew or replace the existing credit facility. In view of the current economic environment, which has negatively impacted the credit markets, there can be no assurance that we will be able to identify a suitable replacement for our facility on terms that are acceptable to us.

Net cash provided by operating activities. Net cash provided by operating activities was $0.3 million for the six months ended June 30, 2009, and consisted of the $1.0 million net loss, adjusted for non-cash items of $1.7 million (including depreciation and amortization of $0.7 million, stock-based compensation of $0.4 million, provision for inventory write-offs of $0.2 million, provision for income taxes of $0.1 million and an intangibles impairment charge of $0.1 million) and net cash used from changes in working capital of $0.4 million. The net cash used from changes in working capital was principally the result of a reduction in accounts payable and accrued expenses and to a lesser extent an increase in inventories.

Net cash provided by investing activities. Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2009. This was primarily due to sales and maturities of marketable securities of $2.3 million, partially offset by the purchase of technology and other intangibles of $1.1 million, payments made related to prior year acquisitions of $0.6 million, and the purchase of property and equipment of $0.2 million.

Net cash used in financing activities. Cash flows for financing activities were not significant for the six months ended June 30, 2009.

We recognized a net operating profit of $1.0 million for the three months ended June 30, 2009. Additionally, we recognized an operating loss of $1.6 million that included a $1.8 million restructuring charge, for the three months ended March 31, 2009 as well as net operating profits of $354,000 and $170,000 for the three months ended December 31, 2008, and September 30, 2008, respectively. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions and distributor terminations, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business, as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following: the revenues generated by sales of our products; the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts; the rate of progress and cost of our research and development activities; litigation; the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development; the effects of competing technological and market developments; the costs associated with being a public company, including consulting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and the number, timing, and nature of acquisitions and other strategic transactions.

Contractual obligations. Our principal contractual obligations consist of operating leases, acquisition-related obligations, inventory purchase commitments, and income tax obligations under FIN 48 for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of June 30, 2009:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$1,948	$1,132	$800	$16
Purchase commitments for inventory	17,833	3,390	8,241	6,202
Acquisition-related obligations	180	180	—	—
FIN48 unrecognized tax benefits	30	30	—	—

Total contractual obligations	$19,991	$4,732	$9,041	$6,218

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2011; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, expiring in 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2009.

Subsequent Events

On July 27, 2009, our Board of Directors authorized the repurchase of up to $1 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined by the management, based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than July 31, 2010, unless otherwise extended by our Board of Directors. The repurchase program will be funded using our available cash and cash equivalents.

Use of Non-GAAP Financial Measures

We believe that in order to properly understand our short-term and long-term financial trends, investors may wish to consider the impact of certain non-cash or non-recurring items, when used as a supplement to financial performance measures in accordance with GAAP. These items result from facts and circumstances that vary in frequency and/or impact on continuing operations. In addition, management uses results of operations before such items to evaluate the operational performance of the Company and as a basis for strategic planning. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial performance measures in accordance with GAAP.

Net sales excluding acquisitions, business development activities and changes in foreign currency exchange rates is a non-GAAP financial measure. The Company analyzes net sales on a constant currency basis net of acquisitions and other non-recurring events to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, and acquisitions and other strategic transactions are episodic in nature and highly variable in sales impact, the Company believes that evaluating growth in sales on a constant currency basis net of such transactions provides an additional and meaningful assessment of sales to both management and the Company’s investors. The Company commenced distribution of the PeriPatch Biologic Vascular Patch in Q1 2009.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification, (Codification) will be the single source of authoritative nongovernmental accounting principles generally accepted in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. We do not expect the adoption of SFAS 168 will have a significant impact on our consolidated results of operations or financial condition.

Effective June 15, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS No. 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have a material impact on our consolidated results of operations or financial condition. Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued FASB Staff Positions (FSP) on SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP SFAS 115-2 and 124-2) which is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. FSP SFAS 115-2 and 124-2 modifies the requirements for recognizing impairment charges on other-than-temporarily impaired (OTTI) debt securities and expands the disclosures related to OTTI debt and equity securities. We adopted FSP SFAS 115-2 and 124-2 in the quarter ended June 30, 2009. The adoption of FSP SFAS 115-2 and 124-2 did not have a significant impact on our consolidated results of operations or financial condition.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities and Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2009 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not party to any material pending litigation.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases and Other Acquisitions of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units that may yet be Purchased under the Plans or Program
April 1, 2009 through April 30, 2009	1,666	$2.90	N/A	N/A
May 1, 2009 through May 31, 2009	1,950	2.55	N/A	N/A
June 1, 2009 through June 30, 2009	—	—	N/A	N/A

Total	3,616	$2.71	N/A	N/A

(1)	For the three months ended June 30, 2009, we repurchased 3,616 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units
(2)	On July 27, 2009, our board of directors approved our repurchase of shares of common stock having a value of up to $1,000,000 in the aggregate pursuant a repurchase program. We publicly announced this program on July 29, 2009. The expiration date of this program is July 31, 2010.

Use of Proceeds from the Sale of Registered Securities

In October 2006, we completed our initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-133532) that was declared effective by the SEC on October 18, 2006. We registered 6,325,000 shares of our common stock with a proposed aggregate offering price of $44.3 million. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $7.00 per share. The managing underwriters were Goldman Sachs & Co. Incorporated, CIBC World Markets Corp., Cowen and Company, LLC and Thomas Weisel Partners LLC.

In connection with our initial public offering, we sold 5,500,000 shares and raised aggregate net proceeds of approximately $35.8 million, after deducting underwriting discounts and commission of approximately $2.7 million and offering expenses of $3.0 million. As of June 30, 2009, we have spent $24.1 million of the net proceeds as follows:

•	$6.5 million for acquisitions;

•	$3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit;

•	$3.5 million for the termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences;

•	$1.9 million for the early termination of our distributor in Italy;

•	$1.9 million for equipment;

•	$1.3 million for the payment of expenses related to our initial public offering

•	$0.9 million for the acquisition of licenses and technology;

•	$0.4 million for severance payments associated with our 2008 restructuring activities;

•	$0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date); and

•	$3.5 million for working capital purposes.

No payments for such offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

On June 18, 2009, we held our annual meeting of stockholders and voted on three proposals:

1. A proposal to elect three directors to hold office until our 2012 annual meeting was approved as follows:

	FOR	WITHHOLD
Cornelia W. LeMaitre	13,726,852	80,540
Lawrence J. Jasinski	13,800,950	6,456
John J. O’Connor	13,800,950	6,456

Additionally, George W. LeMaitre, David B. Roberts, Michael C. Jackson, George D. LeMaitre, M.D., Russell D. Hays and William N. Thorndike, Jr. continued as directors after the annual meeting.

2. A proposal to approve our Amended and Restated 2006 Stock Option and Incentive Plan, pursuant to which an additional 750,000 shares of our common stock was made available for issuance, was approved as follows:

FOR	AGAINST	ABSENTIONS AND BROKER NON-VOTES
11,341,374	743,948	3,564,105

3. A proposal to ratify the selection of Ernst & Young LLP to serve as our independent registered public accounting firm for the 2009 fiscal year was approved as follows:

FOR	AGAINST	ABSENTIONS AND BROKER NON-VOTES
13,679,294	101,569	1,884,923

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.40	Amended and Restated 2006 Stock Option and Incentive Plan

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2009.

LEMAITRE VASCULAR

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

10.40	Amended and Restated 2006 Stock Option and Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 *

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.