Form 10-Q
period 2009-09-30
LEMAITRE VASCULAR INC
filed 2009-11-13
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The registrant had 15,723,550 shares of common stock, $.01 par value per share, outstanding as of November 11, 2009.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30 2009	December 31 2008
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,809	$15,895
Marketable securities	2,916	5,359
Accounts receivable, net of allowances of $177 at September 30, 2009, and $160 at December 31, 2008	7,838	7,244
Inventory	6,495	6,959
Prepaid expenses and other current assets	1,535	1,659

Total current assets	38,593	37,116
Property and equipment, net	2,231	2,327
Goodwill	11,022	11,022
Other intangibles, net	3,502	2,883
Other assets	971	1,051

Total assets	$56,319	$54,399

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,043	$606
Accrued expenses	5,667	5,543
Acquisition-related obligations	185	784

Total current liabilities	6,895	6,933
Long-term debt	187	78
Deferred tax liabilities	1,471	1,260
Other long-term liabilities	413	380

Total liabilities	8,966	8,651
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,807,532 shares at September 30, 2009, and 15,703,522 shares at December 31, 2008	158	157
Additional paid-in capital	63,053	62,290
Accumulated deficit	(15,865)	(16,194)
Accumulated other comprehensive income (loss)	420	(272)
Treasury stock, at cost; 103,199 shares at September 30, 2009, and 50,284 shares at December 31, 2008	(413)	(233)

Total stockholders’ equity	47,353	45,748

Total liabilities and stockholders’ equity	$56,319	$54,399

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30 2009	September 30 2008	September 30 2009	September 30 2008
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$13,346	$12,023	$37,324	$36,609
Cost of sales	3,603	3,920	10,193	11,131

Gross profit	9,743	8,103	27,131	25,478

Sales and marketing	4,508	4,373	12,903	15,353
General and administrative	2,494	2,164	7,431	7,726
Research and development	1,448	1,203	4,194	4,027
Restructuring charges	—	163	1,777	1,143
Impairment charges	—	30	106	514

Total operating expenses	8,450	7,933	26,411	28,763

Income (loss) from operations	1,293	170	720	(3,285)

Other income (expense):
Interest income	15	151	24	449
Interest expense	(4)	(15)	(20)	(47)
Investment impairment	—	(110)	—	(110)
Foreign currency gain (loss)	159	(257)	188	(91)
Other expense, net	—	2	(9)	—

Income (loss) before income taxes	1,463	(59)	903	(3,084)
Provision for income taxes	178	77	574	542

Net income (loss)	$1,285	$(136)	$329	$(3,626)

Net income (loss) per share of common stock:
Basic	$0.08	$(0.01)	$0.02	$(0.23)

Diluted	$0.08	$(0.01)	$0.02	$(0.23)

Weighted-average shares outstanding:
Basic	15,695	15,608	15,675	15,552

Diluted	15,934	15,608	15,864	15,552

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$329	$(3,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,050	1,276
Stock-based compensation	719	552
Amortization (accretion) of premium / discount on marketable securities	37	(90)
Intangible impairment charges	106	514
Provision for losses in accounts receivable	30	50
Provision for inventory write-downs	283	884
Provision for deferred income taxes	210	—
Loss on sales of marketable securities	34	10
Impairment loss on marketable securities	—	110
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(411)	48
Inventory	409	495
Prepaid expenses and other assets	275	757
Accounts payable and other liabilities	400	(2,872)

Net cash provided by (used in) operating activities	3,471	(1,887)
Investing activities
Purchase of property and equipment	(473)	(584)
Payments related to acquisitions	(575)	(602)
Purchase of intangible assets	(1,032)	(105)
Sales and maturities of marketable securities	2,468	11,632
Purchases of marketable securities	—	(1,656)

Net cash provided by investing activities	388	8,685
Financing activities
Proceeds from issuance of common stock	44	299
Proceeds from Italian government loan	104
Repayment of revolving line of credit	—	(262)
Purchase of treasury stock	(180)	(37)

Net cash used in financing activities	(32)	—
Effect of exchange rate changes on cash and cash equivalents	87	(32)

Net Increase in cash and cash equivalents	3,914	6,766
Cash and cash equivalents at beginning of period	15,895	6,397

Cash and cash equivalents at end of period	$19,809	$13,163

Supplemental disclosures of cash flow information (see Note 16)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2009

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. LeMaitre Vascular develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are thoracic stent grafts, abdominal stent grafts, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, arterial prostheses, remote endarterectomy devices, covered stents, contrast injectors, balloon catheters, vein strippers, cholangiogram catheters and vascular access ports. We also distribute in 12 European countries an abdominal stent graft manufactured by a third party. In addition, we distribute in the United States a biologic vascular patch manufactured by a third party. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Rome, Italy, Brindisi, Italy, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2008, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, LeMaitre UK Acquisition LLC, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, Biomateriali S.r.l., and LeMaitre Vascular S.r.l.. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the FASB) issued guidance on the FASB Accounting Standards Codification and hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification (the Codification), is the single source of authoritative nongovernmental generally accepted accounting principles in the U. S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on our consolidated results of operations or financial condition.

In September 2009, the Emerging Issues Task Force issued the new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

arrangement accounting rules that we previously used. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and can be early or retrospectively adopted. We have elected to adopt the new revenue recognition guidance retrospectively as of January 1, 2009. The adoption of the new revenue recognition guidance had no impact on our consolidated results of operations or financial condition.

3. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of September 30, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury obligations	$1,633	$—	$—	1,633	$1,669	$—	$—	$1,669
Federal agency obligations	—	—	—	—	999	1	—	1,000
Corporate bonds	750	—	(2)	748	1,126	—	(59)	1,067
Asset backed securities	528	7	—	535	1,656	—	(33)	1,623

Total marketable securities	$2,911	$7	$(2)	$2,916	$5,450	$1	$(92)	$5,359

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

The amortized cost and estimated fair value of available-for-sale marketable securities as of September 30, 2009, by contractual maturity, were as follows:

	2009
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturities:
Due in 1 year or less	$2,233	$2,233
Due in 1 - 2 years	377	378
Due in 2 - 5 years	301	305

Total	$2,911	$2,916

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

4. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. We have provided a full valuation allowance against our deferred tax assets at September 30, 2009, based upon our assessment that it is more likely than not that we will not realize such tax benefits. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are the utilization of a portion of the United States net operating loss carryforwards, our inability to record a full tax benefit on our losses generated in the United States, coupled with a tax provision on foreign earnings, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods.

We have not identified any uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending September 30, 2010, except with respect to matters that may be identified under audit that we cannot reasonably estimate. As of September 30, 2009, the liability for unrecognized tax benefits was approximately $30,000. There was no change in the liability during the three or nine months ended September 30, 2009.

As of September 30, 2009, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States–federal	2006 and forward
Germany	2007 and forward
Japan	2004 and forward

5. Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$1,637	$1,982
Work-in-process	1,248	975
Finished products	3,610	4,002

Total inventory	$6,495	$6,959

6. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.0 million during the nine months ended September 30, 2009.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

The components of our identifiable intangible assets were as follows:

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,251	$1,002	$1,249	$2,247	$768	$1,479
Trademarks and technology licenses	1,298	609	689	1,242	503	739
Customer relationships	1,763	408	1,355	762	233	529
Other intangible assets	307	98	209	179	43	136

Total identifiable intangible assets	$5,619	$2,117	$3,502	$4,430	$1,547	$2,883

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

Intangible assets are amortized over their estimated useful lives, ranging from 2 to 17 years. Amortization expense amounted to approximately $178,000 and $141,000 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense amounted to approximately $452,000 and $374,000 for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2009 and each of the five succeeding fiscal years is as follows:

		(in thousands)
2009	(remaining 3 months)	$164
2010		652
2011		626
2012		557
2013		467
2014		313

In January 2008, we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product from us, and, as a result, we incurred an impairment charge of $0.4 million due to the write-down of related customer relationship intangible assets. During the three months ended March 31, 2009 we determined that certain patents within our endovascular product category portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents. We also recognized impairment charges of $30,000 and $78,000 related to patents and trademarks which were deemed to have no value based upon a lack of future expected economic benefits during the three months and nine months ended September 30, 2008, respectively.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

7. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants. On August 23, 2009, we extended the revolving line of credit to August 23, 2011. The extended agreement requires us to pay an annual commitment fee equal to 0.30% of the commitment amount, which is currently $10.0 million. As of September 30, 2009 and December 31, 2008, we did not have an outstanding balance under this facility and we were in compliance with these covenants.

Our Biomateriali subsidiary had two existing revolving lines of credit with their bank for a total of approximately $0.7 million to be used in connection with the financing of sales to certain customers at the date we acquired it. Loans made under these lines bear interest at 20% per annum. Both lines were paid in full and closed in January 2008.

Also, as part of the purchase of Biomateriali, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. In September 2009, the Italian government issued the second and final portion of the loan for approximately $0.1 million. The loan is payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization will be recorded as interest expense. The amount of the loan outstanding was approximately $0.2 million and $0.1 million as of September 30, 2009 and December 31, 2008, respectively, and has been included in our balance sheet in long-term debt. The loan is due in installments through 2018.

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Compensation and related taxes	$3,109	$3,473
Restructuring	—	83
Income and other taxes	702	492
Professional fees	357	452
Other	1,499	1,043

Total	$5,667	$5,543

9. Restructuring Charges

During the three months ended March 31, 2009, we incurred $1.8 million of one-time restructuring charges, related to the termination of our Biomateriali subsidiary’s distribution agreement with Edward Lifesciences as discussed in Note 6. We did not incur restructuring charges during the three months ended September 30, 2009.

During the three months ended September 30, 2008, we incurred $0.2 million of restructuring charges, primarily related to a termination agreement with a former distributor in Italy. During the nine months ended September 30, 2008, we incurred $1.1 million of restructuring charges, including $0.7 for contractual obligations associated with termination agreements with our former distributor in Italy and $0.4 million for severance costs related to a reduction in force of 32 and eight employees that we initiated in the first and third quarters of 2008, respectively.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

The components of the restructuring charges are as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Severance	$—	$52	$—	$431
Distributor termination costs	—	111	1,777	712

Total	$—	$163	$1,777	$1,143

Activity related to accrued restructuring costs is as follows:

Nine months ended September 30, 2009
(in thousands)
Balance at beginning of period	$83
Plus:
Current period restructuring costs	1,777
Other	—
Less:
Payments for termination of contractual obligations	1,777
Payment of employee severance costs	83

Balance at end of period	$—

10. Comprehensive Income (Loss)

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income (loss) was as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income (loss)	$1,285	$(136)	$329	$(3,626)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	11	10	97	(164)
Foreign currency translation adjustment	283	(636)	595	(382)

Total other comprehensive income (loss)	294	(626)	692	(546)

Comprehensive income (loss)	$1,579	$(762)	$1,021	$(4,172)

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

11. Commitments and Contingencies

As part of our normal course of business, we have purchase commitments to purchase $18.4 million of inventory through 2015.

In addition, we have deferred payment commitments associated with our Biomateriali acquisition of $0.2 million payable in December 2009. Such amounts are recorded on the consolidated balance sheet as acquisition-related obligations.

In December 2007 we purchased certain patent applications and in-process research and development, and entered into a non-compete agreement with Arizona Heart Innovative Technologies, LLC. Earn-out payments associated with the commercialization of the device in the European Union and the United States were included as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for the four quarters following the first commercial sale in each of the European Union and the United States, measured separately. In September 2009, we made a first commercial sale in the European Union. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the periods that the contingency is resolved.

12. Segment and Enterprise-Wide Disclosures

The FASB established standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for product sales by product line and by geographic location for local reporting purposes.

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe and to distributors worldwide, excluding sales in South and Central America (LeMaitre Vascular, Inc.); France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Japan, Korea, and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
LeMaitre Vascular, Inc.	$7,766	$6,805	$21,716	$20,061
LeMaitre Vascular GmbH	4,211	3,927	11,597	12,486
Other entities	1,369	1,291	4,011	4,062

Total	$13,346	$12,023	$37,324	$36,609

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

We sell products in three product categories, Endovascular, Vascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Net sales in these product categories were as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Endovascular	$3,916	$3,966	$11,080	$11,836
Vascular	8,321	6,987	23,105	21,600
General Surgery	973	1,000	2,829	2,926

Total Branded Products	13,210	11,953	37,014	36,362
OEM	136	70	310	247

Total	$13,346	$12,023	$37,324	$36,609

13. Share-based Compensation

Our 2006 Stock Option and Incentive Plan (the 2006 Plan) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (RSUs), unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Stock option awards to employees	$83	$82	$213	$209
Restricted stock awards	191	127	506	344
Employee stock purchase plan	—	—	—	7
Stock option awards to non-employees	—	—	—	(8)

Total share-based compensation	$274	$209	$719	$552

We have computed the fair values of employee stock options for option grants made during the nine months ended September 30, 2009 and 2008 using the Black-Scholes option model with the following assumptions:

	2009	2008
Dividend yield	0.0%	0.0%
Volatility	80.6%	52.1%
Risk-free interest rate	2.2%	3.2%
Weighted average expected option term (in years)	4.5	4.7
Weighted average fair value per share of options granted	$1.86	$1.61

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2009 and 2008 were $2.99 and $3.58, respectively.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

14. Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share was as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income (loss)	$1,285	$(136)	$329	$(3,626)

Weighted average shares outstanding	15,695	15,608	15,675	15,552

Net income (loss) per share	$0.08	$(0.01)	$0.02	$(0.23)

Diluted:
Net income (loss)	$1,285	$(136)	$329	$(3,626)

Weighted average shares of common stock	15,934	15,608	15,864	15,552

Net income (loss) per share	$0.08	$(0.01)	$0.02	$(0.23)

Calculation of weighted average shares
Weighted-average shares of common stock outstanding	15,695	15,608	15,675	15,552
Weighted-average shares of common stock issuable upon exercise of outstanding stock options	239	—	189	—

Shares used in computing diluted net loss per common share	15,934	15,608	15,864	15,552

For the three months and nine months ended September 30, 2009, 357,075 and 270,550 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. For the three months and nine months ended September 30, 2008, 1,199,776 and 1,136,773 weighted-average shares of restricted common stock and options to purchase common stock, respectively, were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

15. Stockholders’ Equity

Undesignated Preferred Stock

We have 5,000,000 shares of undesignated preferred stock authorized. There were no shares designated, issued, or outstanding as of September 30, 2009 or December 31, 2008.

Stock Repurchase Plan

On July 27, 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions, and on October 26, 2009, our Board of Directors increased this amount to $2.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2010, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 26,086 shares for $0.1 million in the three months ended September 30, 2009.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

Employee Stock Purchase Plan

On July 13, 2009, our Board of Directors elected to terminate our Employee Stock Purchase Plan effective following the six-month offering period ending July 31, 2009. Our employee stock purchase plan had enabled eligible employees to purchase shares of our common stock. Eligible employees could purchase shares during six-month offering periods commencing on February 1 and August 1 of each year at a price per share equal to 90 percent of the fair market value of our common stock on the last date of each six-month offering period. Participating employees could have elected to have up to ten percent of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. On February 1, 2009, 10,698 shares were purchased at a purchase price of $1.91 per share. On July 31, 2009, 7,680 shares were purchased at a purchase price of $3.11 per share.

16. Supplemental Cash Flow Information

	For the nine months ended September 30
	2009	2008
	(in thousands)
Cash paid for income taxes, net	$359	$122

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$87	$37

17. Fair Value Measurements

The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Our available-for-sale investments are subject to fair value accounting which includes cash equivalents and short-term investments. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands) as of September 30, 2009, which were valued using Level 2 inputs (significant and observable assumptions) as follows:

U.S. treasury obligations	$1,633
Corporate bonds	748
Asset backed securities	535

$2,916

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(unaudited)

As of September 30, 2009, we had cash equivalents in repurchase agreements valued at $14.8 million that were valued using Level 1 inputs (quoted market prices for identical assets).

18. Subsequent Events

We evaluated all subsequent events through November 13, 2009, the filing date of the Quarterly Report on Form 10-Q of which these financial statements form a part, to ensure that such Quarterly Report includes appropriate disclosure of both events that are recognized in the financial statements as of September 30, 2009 and events that occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 13, 2009, there were no subsequent events that required recognition or disclosure.

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

LeMaitre, Albograft, AnastoClip, EndoFit, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, NovaSil, OptiLock, Periscope, Pruitt, Pruitt-Inahara, Reddick, TT, UniFit, VascuTape, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and aSpire, Biomateriali, EndoHelix, EndoRE, Martin, Pruitt F3, TAArget, UnBalloon, VCS, and XenoSure are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union, and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 15 current product lines exceeds $1 billion and that the annual worldwide market for all peripheral vascular devices exceeds $3 billion. We have used acquisitions as a primary means of further accessing the peripheral vascular device market. We expect to continue to pursue this strategy in the future, while also investing in our research and development efforts in order to gain market access. We currently manufacture the majority of our product lines in our Burlington, Massachusetts, headquarters. In addition, our AlboGraft Vascular Graft is manufactured at our facility in Brindisi, Italy.

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

Below is a listing of our product lines and product categories:

•

Our Endovascular product category includes our TAArget Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, AnastoClip Vessel Closure System, LeverEdge Contrast Injector, The UnBalloon Non-Occlusive Modeling Catheter, and aSpire Covered Stent. We also report our distribution sales of the Endologix Powerlink System within this product category.

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara, Inahara-Pruitt, Pruitt F3 and Flexcel Carotid Shunts, InvisiGrip Vein Stripper, LeMaitre Balloon Catheters, and the five EndoRE products which include our Martin Dissector, Periscope Dissector, EndoHelix Retrieval Device, MollRing Cutter Transection Device, and Ring Dissector, and the AlboGraft Vascular Graft. We also report our distribution sales of the Neovasc XenoSure Biologic Patch (formerly called PeriPatch) within this category.

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

We sell our products primarily through a direct sales force. As of September 30, 2009 our sales force was comprised of 56 sales representatives in North America, the European Union, and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. In 2008, approximately 88% of our net sales were direct-to-hospital. For the nine months ended September 30, 2009, approximately 92% of our net sales were direct-to-hospital.

Our worldwide headquarters are in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Rome, Italy, and a manufacturing facility in Brindisi, Italy. For the nine months ended September 30, 2009, approximately 42% of our net sales were denominated in currencies other than the U.S. dollar, primarily the euro and the yen. Accordingly, our results of operations are influenced by changes in currency exchange rates. Increases or decreases in the value of the U.S. dollar, as compared to other currencies in which our net sales are denominated, will directly affect our reported results as we translate those currencies into U.S. dollars for each fiscal period.

Further, our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or sale of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period.

The following table indicates the impact of foreign currency exchange fluctuations and changes to our business activities for each of the quarters listed:

(amounts in thousands)	2009			2008				2007
(unaudited)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	13,346	12,630	11,348	12,111	12,023	12,739	11,847	11,104	10,144	10,315	9,883
Impact of currency exchange rate fluctuations (1)	(215)	(699)	(622)	(448)	452	836	674	439	253	267	322
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	333	234	101	235	703	929	1,133	1,116	635	567	455

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three and nine months ended September 30, 2009, to the three and nine months ended September 30, 2008

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended September 30			Nine months ended September 30
(unaudited)	2009	2008	Percent change	2009	2008	Percent change
	($ in thousands)			($ in thousands)
Net sales	$13,346	$12,023	11%	$37,324	$36,609	2%

Net sales by product category:
Endovascular	$3,916	$3,966	(1)%	$11,080	$11,836	(6)%
Vascular	8,321	6,987	19%	23,105	21,600	7%
General Surgery	973	1,000	(3)%	2,829	2,926	(3)%

Total Branded Products	13,210	11,953	11%	37,014	36,362	2%
OEM	136	70	94%	310	247	26%

Total	$13,346	$12,023	11%	$37,324	$36,609	2%

Net sales by geograghy:
Americas	$7,766	$6,868	13%	$21,716	$20,228	7%
International	5,580	5,155	8%	15,608	16,381	(5)%

Total	$13,346	$12,023	11%	$37,324	$36,609	2%

Net sales. Net sales increased 11% to $13.3 million for the three months ended September 30, 2009, compared to $12.0 million for the three months ended September 30, 2008. New acquisitions and business development activities added 3% to year-over-year sales growth, while changes in foreign currency exchange rates subtracted 2%. Excluding these effects, net sales for the three months ended September 30, 2009 grew 10%. Net sales increased 2% to $37.3 million for the nine months ended September 30, 2009, compared to $36.6 million for the nine months ended September 30, 2008. New acquisitions and business development activities added 2% to year-over-year sales growth, while changes in foreign currency exchange rates subtracted 4%. Excluding these effects, net sales for the nine months ended September 30, 2009 grew 4%.

Sales increases for the three months ended September 30, 2009 were largely driven by higher average selling prices across nearly all product lines, as well as broad-based increases in our Vascular product category of $1.3 million which, included increased AlboGraft Vascular Graft sales of $0.3 million and additional XenoSure Biologic Patch sales of $0.3 million. These gains were partially offset by the effect of negative currency exchange rate fluctuations of $0.2 million, as well as a decrease of $0.1 million in our Endovascular product category, primarily due to AnastoClip Vessel Closure System and TAArget Thoracic Stent Graft results.

Sales increases for the nine months ended September 30, 2009 were largely driven by higher average selling prices across nearly all product lines, as well as an increase in our Vascular product category of $1.5 million which included additional XenoSure Biologic Patch sales of $0.7 million, and increased remote endarterectomy sales of $0.3 million. These gains were partially offset by the effect of negative currency exchange rate fluctuations of $1.5 million, as well as a $0.8 million decrease in our Endovascular product category, primarily due to Endologix Powerlink System, AnastoClip Vessel Closure System and the TAArget Thoracic Stent Graft results.

Direct-to-hospital net sales were 92% for the three and nine months ended September 30, 2009, up from 89% for the three months ended, and 87% for the nine months ended, September 30, 2008. The increase was largely due to strong results from our comparatively newer sales organizations in Italy and France and reduced sales to international distributors.

Net sales by geography. Net sales in the Americas increased $0.9 million for the three months ended September 30, 2009. The increase was largely the result of higher average selling prices across nearly all product lines and the addition of sales of XenoSure Biologic Patch of $0.3 million. International net sales increased $0.4 million for the three months ended September 30, 2009. The increase was primarily driven by increased sales of the AlboGraft Vascular Graft of $0.3 million, increased sales throughout Germany of $0.2 million, and increased sales at our Japanese sales office of $0.1 million. These gains were partially offset by the effect of negative currency exchange rate fluctuations of $0.2 million.

Net sales in the Americas increased $1.5 million for the nine months ended September 30, 2009. The increase was largely the result of higher average selling prices across nearly all product lines as well as the addition of sales of XenoSure Biologic Patch of $0.7 million. International net sales decreased $0.8 million for the nine months ended September 30, 2009. The decrease was primarily driven by the effect of negative currency exchange rate fluctuations of $1.5 million, and a $0.1 million decrease in AlboGraft sales. These decreases were partially offset by increased sales of $0.6 million at our Italian sales office and increased sales of $0.2 million at our Japanese sales office.

International direct-to-hospital net sales increased to 81% for the three months ended, and 82% for the nine months ended, September 30, 2009, up from 76% for the three months ended, and 72% for the nine months ended, September, 30, 2008. The increase was largely due to strong results from our comparatively newer sales organizations in Italy and France and reduced sales to international distributors.

	Three months ended September 30				Nine months ended September 30
(unaudited)	2009	2008	$ change	Percent change	2009	2008	$ change	Percent change
	($ in thousands)				($ in thousands)
Gross profit	$9,743	$8,103	$1,640	20.2%	$27,131	$25,478	$1,653	6.5%

Gross margin	73.0%	67.4%	*	5.6%	72.7%	69.6%	*	3.1%

Gross Profit. Gross profit increased 20.2% to $9.7 million for the three months ended September 30, 2009, while our gross margin increased 5.6% to 73.0% in the same period. The gross margin increase was largely the result of a reduction in inventory write-downs related to the redesign of our TAArget Thoracic Stent Graft product line in 2008, improved manufacturing efficiencies, higher average selling prices across nearly all product lines and our direct-to-hospital AlboGraft Vascular Graft transition in Europe which commenced on March 27, 2009. The increase was partially offset by negative currency exchange rate fluctuations.

Gross profit increased 6.5% to $27.1 million for the nine months ended September 30, 2009, while our gross margin increased 3.1% to 72.7% in the same period. The gross margin increase was largely the result of higher average selling prices across nearly all product lines, our direct-to-hospital AlboGraft Vascular Graft transition in Europe which commenced on March 27, 2009, improved manufacturing efficiencies, and a reduction in inventory write-downs related to the redesign of our TAArget Thoracic Stent Graft product line in 2008. The increase was partially offset by negative currency exchange rate fluctuations.

	Three months ended September 30				Nine months ended September 30
(unaudited)	2009	2008	$ change	Percent change	2009	2008	$ change	Percent change
	($ in thousands)				($ in thousands)
Sales and marketing	$4,508	$4,373	$135	3%	$12,903	$15,353	$(2,450)	(16)%
General and administrative	2,494	2,164	330	15%	7,431	7,726	(295)	(4)%
Research and development	1,448	1,203	245	20%	4,194	4,027	167	4%
Restructuring charges	0	163	(163)	*	1,777	1,143	634	55%
Impairment charge	—	30	(30)	*	106	514	(408)	(79)%

Total	$8,450	$7,933	$517	7%	$26,411	$28,763	$(2,352)	(8)%

	Three months ended September 30			Nine months ended September 30
	2009 as a % of Revenue	2008 as a % of Revenue	Change	2009 as a % of Revenue	2008 as a % of Revenue	Change
Sales and marketing	34%	36%	(2)%	35%	42%	(7)%
General and administrative	19%	18%	1%	20%	21%	(1)%
Research and development	11%	10%	1%	11%	11%	0%
Restructuring charges	0%	1%	(1)%	5%	3%	2%
Impairment charge	0%	0%	(0)%	0%	1%	(1)%

Sales and marketing. For the three months ended September 30, 2009 sales and marketing expenses increased 3% to $4.5 million. Selling expenses increased $0.1 million while marketing expenses increased $0.1 million. For the three months ended September 30, 2009, foreign currency exchange rate fluctuations reduced sales and marketing expenses by $0.1 million compared to the same period in the prior year. Selling expense increases were driven by additional sales personnel and related costs of $0.1 million. As a percentage of revenues, sales and marketing expenses decreased to 34% in the three months ended September 30, 2009, from 36% in the prior year quarter.

For the nine months ended September 30, 2009 sales and marketing expenses decreased 16% to $12.9 million. Selling expenses decreased $1.9 million while marketing expenses decreased $0.6 million. For the nine months ended September 30, 2009, foreign currency exchange rate fluctuations reduced sales and marketing expenses by $0.6 million compared to the same period in the prior year. Selling expense decreases were driven largely by reduced sales commissions and payroll costs of $1.0 million and decreased travel and entertainment expenses of $0.4 million. Marketing expense decreases were largely the result of reduced direct marketing and trade show expenses of $0.3 million, reduced advisory board expenses of $0.1 million and the effects of currency exchange rate fluctuations, and were partially offset by additional headcount costs of $0.1 million. As a percentage of revenues, sales and marketing expenses decreased to 35% in the nine months ended September 30, 2009 from 42% in the prior year. As of September 30, 2009 we employed 56 sales representatives and 12 sales managers worldwide.

General and administrative. For the three months ended September 30, 2009, general and administrative expenses increased 15% to $2.5 million. The increase was due to our management team’s 2008 voluntary bonus reduction program, increased amortization of $0.1 million related to termination of our AlboGraft Vascular Graft distribution agreement, and increased professional service fees of $0.1 million. General and administrative expenses decreased 4% to $7.4 million for the nine months ended September 30, 2009, primarily driven by foreign currency exchange rate fluctuations of $0.2 million, a reduction in insurance premiums of $0.1 million, lower wages in the United States of $0.1 million, and reductions in banking and payroll fees of $0.1 million. These decreases were offset by increased amortization of $0.1 million. As a percentage of revenues, general and administrative expenses were 19% and 20% for the three months and nine months ended September 30, 2009, respectively, compared to 18% and 21% for the three months and nine months ended September 30, 2008.

Research and development. For the three months and nine months ended September 30, 2009, research and development expenses increased 20% to $1.4 million, and 4% to $4.2 million, respectively. For the three months ended, the increase was the result of higher product development expenses of $0.1 million and increased clinical trial related costs of $0.1 million. For the nine months ended, the increase was primarily driven by increased clinical trial related expenses of $0.3 million, and was partially offset by a reduction in processing engineering expenses of $0.1 million. We had enrolled 42 patients in our UNITE clinical trial as of September 30, 2009. We anticipate that research and development expenses will increase over time as more UNITE Trial patients are enrolled, new products follow the regulatory pathways, and more product development is undertaken. As a percentage of revenues, research and development expenses for the nine months ended September 30, 2009 were 11%, equal to the comparable prior year period.

Restructuring. During the nine months ended September 30, 2009, we incurred a $1.8 million restructuring charge related to the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences. The transaction included the payment of $3.5 million in exchange for the termination of the distribution agreement, as well as the acquisition of detailed customer information, transition services, and remaining product inventory. For the nine months ended September 30, 2008, restructuring charges were approximately $1.1 million, and included $0.7 million related to the termination of our former distributors in Italy and Ireland, and $0.4 million related to a reduction in force of eight and 32 employees that we initiated in the third and first quarters of 2008, respectively.

Impairment charge. During the nine months ended September 30, 2009, we incurred $0.1 million of impairment charges related to patents deemed to have no value based on future expected economic benefits. For the nine months ended June 30, 2008, impairment charges were $0.5 million and were almost entirely due to the write-down of intangible assets related to a customer relationship at our Biomateriali subsidiary.

Interest income. Interest income for the three and nine months ended September 30, 2009, was $15,000 and $24,000, respectively, compared to $151,000 and $449,000 for the three and nine months ended September 30, 2008. The decrease was a result of an unfavorable interest rate market and the allocation of our portfolio to low risk investments.

Interest expense. Interest expense for the three and nine months ended September 30, 2009 was $4,000 and $20,000 respectively, compared to $15,000 and $47,000 for the three and nine months ended September 30, 2008. Interest expense in both periods was due to acquisition related liabilities at our Biomateriali subsidiary. Interest expense reductions were the result of acquisition related liabilities repayments made in December 2008 and March 2009.

Investment Impairment. There were no investment impairment charges for the three months and nine months ending September 30, 2009. On September 30, 2008, we recorded an investment impairment charge of $0.1 million attributed to the other-than-temporary decline of one specific asset backed security which we held as available-for-sale in our marketable securities portfolio.

Foreign exchange gains / losses. Foreign exchange gains for the three and nine months ended September 30, 2009 were $159,000 and $188,000, respectively, compared to foreign exchange losses of $257,000 and $91,000 for the three and nine months ended September 30, 2008. Foreign exchange gains are due to the comparative weakening of the dollar versus the euro during the financial period.

Income tax expense. Our provision for income taxes for the three months ended September 30, 2009, was $0.2 million compared to $0.1 million for the three months ended September 30, 2008. Our provision for income taxes for the nine months ended September 30, 2009, was $0.6 million compared to $0.5 million for the nine months ended September 30, 2008. Our income tax provision for the nine months ended September 30, 2009 was driven by taxable earnings at a foreign subsidiary of $0.2 million, the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $0.2 million which could not be offset by existing deferred tax assets, U.S. alternative minimum taxes of $0.1 million, and a one-time discrete item related to a deferred tax liability of $0.1 million. Our income tax provision for the nine months ended September 30, 2008 was driven by taxable earnings at a foreign subsidiary of $0.2 million and U.S. tax of $0.3 million resulting mostly from a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes which could not be offset by existing deferred tax assets. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

Liquidity and Capital Resources

At September 30, 2009, our cash, cash equivalents and marketable securities were $22.7 million as compared to $21.3 million at December 31, 2008. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits, investments in money market funds with commercial banks and financial institution, and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any auction-rated securities in our investment portfolio as of September 30, 2009.

The majority of our marketable securities have remaining maturities of two years or less. The weighted average maturity of the portfolio was 1.1 months as of September 30, 2009, a reduction of 5.4 months from December 31, 2008. As of September 30, 2009, our investment portfolio included $0.5 million of asset-backed securities collateralized by credit card debt, and auto loans. In order to limit our credit risk exposure, we reduced our asset-backed securities holdings in 2009 by $1.1 million, from $1.6 million as of December 31, 2008. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the volatility in the current global financial markets can affect the liquidity and valuation of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized a net operating profit of $1.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2009, we recognized operating income of $0.7 million, net of a $1.8 million restructuring charge. Operating profits for the three months ended December 31, 2008, and September 30, 2008 were $354,000 and $170,000, respectively. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions and distributor terminations, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the earn-out payments due related to the UnBalloon;

•	the rate of progress and cost of our research and development activities;

•	litigation;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development;

•	the effects of competing technological and market developments; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make purchases under our share repurchase plan, and make deferred payments related to prior acquisitions. During the remainder of 2009, we expect to use $0.2 million to fund deferred acquisition payments. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or debt securities or borrow against our credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. Insufficient funds may require us to delay, scale back, or eliminate some or all of our business operations or may adversely affect our ability to operate as a going concern.

Credit Facility

We have a revolving line of credit with Brown Brothers Harriman & Co under which our borrowing capacity is to $10 million and the maximum principal amount of any letters of credit issued as part of this facility is to $3 million. In August 2009, the maturity date for amounts borrowed was extended to August 2011. Loans made under this revolving line of credit bear interest at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. Borrowings under this line of credit are collateralized by substantially all of our assets. As of September 30, 2009, we had no borrowing outstanding under this line of credit. The loan agreement requires that we meet certain financial and operating covenants. As of September 30, 2009, we were in compliance with these covenants.

Cash Flows

Net cash provided by operating activities. Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2009, and consisted of the $0.3 million net income, adjusted for non-cash items of $2.5 million (including depreciation and amortization of $1.1 million, stock-based compensation of $0.7 million, provision for inventory write-offs of $0.3 million, provision for income taxes of $0.2 million and an intangibles impairment charge of $0.1 million) and net cash provided by changes in working capital of $0.7 million. The net cash provided by changes in working capital was principally the result of a reduction in accounts payable and in inventories.

Net cash provided by investing activities. Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2009. The increase was primarily due to sales and maturities of marketable securities of $2.5 million, partially offset by the purchase of technology and other intangibles of $1.0 million, payments made related to prior year acquisitions of $0.6 million, and the purchase of property and equipment of $0.5 million.

In December 2007 we purchased certain patent applications and in-process research and development, and entered into a non-compete agreement with Arizona Heart Innovative Technologies, LLC. Earn-out payments associated with the commercialization of the device in the European Union and the United States were included as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for the four quarters following the first commercial sale in each of the Europe Union and the United States, measured separately. In September 2009, we made a commercial sale in the European Union. We anticipate that the payment of resulting future earn-out obligations may impact cash flow from investing activities in 2010.

Net cash used in financing activities. Net cash used in financing activities were not significant for the nine months ended September 30, 2009; however, the primary use of cash resulted from the purchase of $0.1 million of treasury stock under our stock repurchase plan which was partially offset by proceeds of $0.1 million from the Italian government loan program which we assumed as part of our purchase of Biomateriali.

Contractual Obligations

Our principal contractual obligations consist of operating leases, acquisition-related obligations, inventory purchase commitments, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of September 30, 2009:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$2,051	$1,252	$774	$25
Purchase commitments for inventory	18,361	3,796	9,189	5,376
Acquisition-related obligations	187	187	—	—
Unrecognized tax benefits	30	30	—	—

Total contractual obligations	$20,629	$5,265	$9,963	$5,401

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility and a separate manufacturing and storage facility in Burlington, Massachusetts, each expiring in 2011; our Sulzbach, Germany office, expiring in 2010; and our Tokyo, Japan office, expiring in 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2009.

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

Net sales excluding acquisitions, business development activities and changes in foreign currency exchange rates is a non-GAAP financial measure. We analyze net sales on a constant currency basis net of acquisitions and other non-recurring events to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, and acquisitions and other strategic transactions are episodic in nature and highly variable in sales impact, we believe that evaluating growth in sales on a constant currency basis net of such transactions provides an additional and meaningful assessment of sales to both management and the our investors. We commenced distribution of the XenoSure Biologic Patch in the three months ended March 31, 2009.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the FASB) issued guidance on the FASB Accounting Standards Codification and hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, of the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the U. S.. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on our consolidated results or operations or financial condition.

In September 2009, the Emerging Issues Task Force issued the new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that we have previously used. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and can be early or retrospectively adopted. We have elected to adopt the new revenue recognition guidance retrospectively as of January 1, 2009. The adoption of the new revenue recognition guidance had no impact on our consolidated results or operations or financial condition.

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

The quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K. There has been no material change in information reported since the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2009 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

We are not party to any material pending litigation.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases and Other Acquisitions of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units that may yet be Purchased under the Plans or Program
July 1, 2009 through July 31, 2009	5,165	$3.15	N/A	N/A
August 1, 2009 through August 31, 2009	—	—	12,268	1,957,836
September 1, 2009 through September 30, 2009	17,213	3.41	13,818	1,907,579

Total	22,378	$3.35	26,086	$1,907,579

(1)	For the three months ended September 30, 2009, we repurchased 22,378 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	On July 27, 2009, our board of directors approved our repurchase of shares of common stock having a value of up to $1,000,000 in the aggregate pursuant a repurchase program. We publicly announced this program on July 29, 2009. On October 26, 2009, our board of directors increased the aggregate total of the repurchase program to $2,000,000. The expiration date of this program is December 31, 2010.

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

In connection with our initial public offering, we sold 5,500,000 shares and raised aggregate net proceeds of approximately $35.8 million, after deducting underwriting discounts and commission of approximately $2.7 million and offering expenses of $3.0 million. As of September 30, 2009, we have spent $30.3 million of the net proceeds as follows:

•	$6.5 million for acquisitions;

•	$3.9 million to pay down all outstanding indebtedness under two term loans and a revolving line of credit;

•	$3.5 million for the termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences;

•	$2.2 million for equipment;

•	$1.9 million for the early termination of our distributor in Italy;

•	$1.3 million for the payment of expenses related to our initial public offering

•	$0.9 million for the acquisition of licenses and technology;

•	$0.4 million for severance payments associated with our 2008 restructuring activities;

•	$0.3 million to pay down the revolving line of credit of our Biomateriali subsidiary (which was outstanding on the acquisition date); and

•	$9.7 million for working capital purposes.

No payments for such offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 6.	Exhibits

(a) Exhibits

10.1(1)	Letter Agreement with Brown Brothers Harriman & Co. dated September 14, 2009 and effective as of August 23, 2009

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Previously filed as an exhibit to Form 8-K filed on September 18, 2009, and incorporated herein by reference
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2009.

LEMAITRE VASCULAR, INC

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