Form 10-Q
period 2010-03-31
LEMAITRE VASCULAR INC
filed 2010-05-13
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The registrant had 15,603,278 shares of common stock, $.01 par value per share, outstanding as of May 11, 2010.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) March 31 2010	December 31 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,662	$23,192
Marketable securities	436	808
Accounts receivable, net of allowances of $185 at March 31, 2010, and $159 at December 31, 2009	8,054	7,778
Inventory	6,252	6,498
Prepaid expenses and other current assets	1,434	1,274

Total current assets	39,838	39,550
Property and equipment, net	2,144	2,101
Goodwill	11,022	11,022
Other intangibles, net	3,105	3,316
Other assets	842	917

Total assets	$56,951	$56,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,483	$1,136
Accrued expenses	4,749	5,412

Total current liabilities	6,232	6,548
Long-term debt	149	188
Deferred tax liabilities	1,616	1,546
Other long-term liabilities	376	411

Total liabilities	8,373	8,693
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,915,623 shares at March 31, 2010, and 15,911,619 shares at December 31, 2009	159	159
Additional paid-in capital	63,690	63,475
Accumulated deficit	(13,575)	(14,596)
Accumulated other comprehensive income (loss)	(457)	94
Treasury stock, at cost; 277,931 shares at March 31, 2010, and 210,938 shares at December 31, 2009	(1,239)	(919)

Total stockholders’ equity	48,578	48,213

Total liabilities and stockholders’ equity	$56,951	$56,906

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Net sales	$13,815	$11,348
Cost of sales	3,497	3,082

Gross profit	10,318	8,266
Sales and marketing	4,894	4,146
General and administrative	2,614	2,525
Research and development	1,540	1,311
Restructuring charges	—	1,777
Impairment charges	—	73

Total operating expenses	9,048	9,832

Income (loss) from operations	1,270	(1,566)
Other income (expense):
Interest income	7	—
Interest expense	(4)	(22)
Foreign currency gain (loss)	19	(90)
Other income, net	7	4

Income (loss) before income taxes	1,299	(1,674)
Provision for income taxes	278	207

Net income (loss)	$1,021	$(1,881)

Net income (loss) per share of common stock:
Basic	$0.07	$(0.12)

Diluted	$0.06	$(0.12)

Weighted-average shares outstanding:
Basic	15,679	15,661

Diluted	16,036	15,661

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$1,021	$(1,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	347	318
Stock-based compensation	215	218
Amortization of premium on marketable securities	—	11
Intangible impairment charges	—	73
Provision for losses in accounts receivable	28	61
Provision for inventory write-downs	208	146
Provision for deferred income taxes	70	70
Loss on sales of marketable securities	—	34
Foreign currency transaction gain (loss)	(13)	15
Changes in operating assets and liabilities:
Accounts receivable	(514)	(161)
Inventory	(178)	(507)
Prepaid expenses and other assets	(171)	196
Accounts payable and other liabilities	(194)	(899)

Net cash provided by (used in) operating activities	819	(2,306)
Investing activities
Purchases of property and equipment	(269)	(77)
Payments related to acquisitions	—	(575)
Purchase of technology and licenses	(34)	(1,027)
Sales and maturities of marketable securities	367	2,195

Net cash provided by investing activities	64	516
Financing activities
Proceeds from issuance of common stock	—	21
Payments of Italian government loan	(28)	—
Purchase of treasury stock	(320)	(2)

Net cash provided by (used in) financing activities	(348)	19
Effect of exchange rate changes on cash and cash equivalents	(65)	(31)

Net increase (decrease) in cash and cash equivalents	470	(1,802)
Cash and cash equivalents at beginning of period	23,192	15,895

Cash and cash equivalents at end of period	$23,662	$14,093

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2010

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are thoracic and abdominal stent grafts, anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, vascular grafts, remote endarterectomy devices, balloon catheters, and cholangiogram catheters. We also distribute in 14 European countries an abdominal stent graft manufactured by a third party. In addition, we distribute in the United States a biologic vascular patch manufactured by a third party. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Brindisi, Italy, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) revised the accounting rules regarding fair value disclosures. This revised guidance requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. We adopted this guidance effective January 1, 2010. The revised guidance does not change how fair values are measured; accordingly, the adoption did not have an effect on our consolidated results of operations or financial condition. For the three months ended March 31, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

2. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of March 31, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$300	$—	$—	$300	$450	$—	$—	$450
Asset backed securities	136	—	—	136	354	4	—	358

Total marketable securities	$436	$—	$—	$436	$804	$4	$—	$808

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for the three months ended March 31, 2010 and 2009.

The amortized cost and estimated fair value of available-for-sale marketable securities as of March 31, 2010, by contractual maturity, were as follows:

	2010
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturities:
Due in 1 year or less	$338	$338
Due in 1 - 2 years	70	70
Due in 2 - 5 years	28	28

Total	$436	$436

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. We have provided a valuation allowance against substantially all of our deferred tax assets at March 31, 2010, based upon our assessment that it is more likely than not that we will not realize such tax benefits. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are that we are able to utilize the balance of the United States net operating loss and other tax credit carryforwards to reduce our current period tax expense, and the effect of tax-deductible goodwill for which a deferred tax liability has been recorded.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that a valuation allowance against substantially all deferred tax assets is warranted at March 31, 2010, because, based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. In reaching this conclusion, we evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2010, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $299,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending March 31, 2011. There was no change in the liability during the three months ended March 31, 2010. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

As of March 31, 2010, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States—Federal	2006 and forward
Germany	2007 and forward
Italy	2005 and forward
Japan	2004 and forward

4. Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,679	$1,624
Work-in-process	1,187	1,244
Finished products	3,386	3,630

Total inventory	$6,252	$6,498

5. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.0 million during the three months ended March 31, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

The components of our identifiable intangible assets were as follows:

	March 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,266	$1,083	$1,183	$2,251	$1,044	$1,207
Trademarks and technology licenses	1,289	663	626	1,301	636	665
Customer relationships	1,673	535	1,138	1,738	478	1,260
Other intangible assets	294	136	158	303	119	184

Total identifiable intangible assets	$5,522	$2,417	$3,105	$5,593	$2,277	$3,316

Intangible assets are amortized over their estimated useful lives, ranging from 2 to 17 years. Amortization expense amounted to approximately $168,000 and $107,000 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2010 and each of the five succeeding fiscal years is as follows:

(in thousands)
2010 (remaining 9 months)	$535
2011	570
2012	531
2013	311
2014	262
2015	210

During the three months ended March 31, 2009, we determined that certain patents within our endovascular product category portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents.

6. Financing Arrangements

We maintain a $10.0 million revolving line of credit that provides for up to $3.0 million in letters of credit. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement requires that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. The revolving line of credit expires on August 23, 2011. The agreement requires us to pay an annual commitment fee equal to 0.30% of the commitment amount, which is currently $10.0 million. As of March 31, 2010 and December 31, 2009, we did not have an outstanding balance under this facility and we were in compliance with these covenants.

As part of the purchase of Biomateriali, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan is payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization will be recorded as interest expense. The amount of the loan outstanding was approximately $0.1 million and $0.2 million as of March 31, 2010 and December 31, 2009, respectively, and has been included in our balance sheet in long-term debt. The loan is due in annual installments through 2018.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2009
	(in thousands)
Compensation and related taxes	$2,596	$3,273
Income and other taxes	651	421
Professional fees	309	348
Other	1,193	1,370

Total	$4,749	$5,412

8. Restructuring Charges

In March 2009, we entered into a series of agreements with Edwards Lifesciences AG (Edwards) to terminate their distribution of our AlboGraft Vascular Graft product line in Europe and certain other international markets, for which they had exclusive rights through 2011, and to acquire certain related assets and rights from Edwards. We paid $3.5 million to Edwards in exchange for this early termination, the purchase of their AlboGraft customer list, certain licenses and most of the remaining AlboGraft inventory. We allocated the payment to the tangible and intangible assets acquired, and to the settlement of our pre-existing relationship with Edwards, based on the estimated fair value of each of these elements to the transaction. As such, in the three months ended March 31, 2009, we recorded $1.0 million of intangible assets, recognized a $1.8 million restructuring charge related to the early termination of the distribution agreement, and recorded $0.7 million of inventory.

We did not incur restructuring charges during the three months ended March 31, 2010.

Activity related to accrued restructuring costs is as follows:

Three months ended March 31, 2009
(in thousands)
Balance at beginning of period	$83
Plus:
Current period restructuring costs	1,777
Less:
Payments for termination of contractual obligations	1,777
Payment of employee severance costs	83

Balance at end of period	$—

We did not incur any activity related to accrued restructuring costs for the three months ended March 31, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

9. Comprehensive Income (Loss)

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income (loss) was as follows:

	Three months ended March 31
	2010	2009
	(in thousands)
Net income (loss)	$1,021	$(1,881)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(3)	52
Foreign currency translation adjustment	(548)	(161)

Total other comprehensive income (loss)	(551)	(109)

Comprehensive income (loss)	$470	$(1,990)

10. Commitments and Contingencies

As part of our normal course of business, we have purchase commitments to purchase $16.7 million of inventory through 2015.

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of the device in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for four quarters. The European earn-out period is measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset and a liability of approximately $26,000 related to the European sales volume. The United States earn-out period is measured for four quarters following the first commercial sale in the United States. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that is being recorded as additional intangible assets in the periods that the contingency is resolved.

11. Segment and Enterprise-Wide Disclosures

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

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

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

	Three months ended March 31,
	2010	2009
	(in thousands)
LeMaitre Vascular, Inc.	$8,048	$6,681
LeMaitre Vascular GmbH	4,269	3,382
Other entities	1,498	1,285

Total	$13,815	$11,348

We sell products in three product categories, Vascular, Endovascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under OEM arrangements. Previously, we reported the net sales of our AnastoClip Vessel Closure System within the Endovascular product category. Commencing in 2010, we are reporting these net sales in the Vascular category for all periods presented and discussed herein based upon a change of how the chief operating decision maker manages the product line. Net sales in these product categories were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Vascular	$9,557	$7,484
Endovascular	3,292	2,932
General Surgery	955	880

Total Branded Products	13,804	11,296
OEM	11	52

Total	$13,815	$11,348

12. Share-based Compensation

Our 2006 Stock Option and Incentive Plan (the 2006 Plan) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Stock option awards to employees	$91	$67
Restricted common stock awards	124	151

Total share-based compensation	$215	$218

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

We have computed the fair values of employee stock options for option grants made during the three months ended March 31, 2010 using the Black-Scholes option model with the following assumptions:

2010
Dividend yield	0.0%
Volatility	75.7%
Risk-free interest rate	2.3%
Weighted average expected option term (in years)	5.0
Weighted average fair value per share of options granted	$2.94

We did not make option grants in the three months ended March 31, 2009.

We did not make restricted stock unit grants in the three months ended March 31, 2010.

The weighted-average fair value per share of restricted stock unit grants issued for the three months ended March 31, 2009 was $2.27.

13. Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share was as follows:

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Basic:
Net income (loss) available for common stockholders	$1,021	$(1,881)

Weighted average shares outstanding	15,679	15,661

Basic net income (loss) per share	$0.07	$(0.12)

Diluted:
Net income (loss) available for common stockholders	$1,021	$(1,881)

Weighted-average shares outstanding	15,679	15,661
Common stock equivalents, if dilutive	357	—

Shares used in computing diluted net income (loss) per common share	16,036	15,661

Diluted net income (loss) per share	$0.06	$(0.12)

For the three months ended March 31, 2010, shares used in computing diluted net income per common share excludes 12,572 weighted-average shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units, as the effect of including those shares would be anti-dilutive. For the three months ended March 31, 2009, shares used in computing diluted net loss per common share excludes 598,632 weighted-average shares of common stock issuable upon exercise of outstanding stock options and vesting of restricted stock units, as the effect of including those shares would be anti-dilutive.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

14. Stockholders’ Equity

Stock Repurchase Plan

On July 27, 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions, and on October 26, 2009, our Board of Directors increased this amount to $2.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2010, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 66,072 shares for $0.3 million in the three months ended March 31, 2010. We have $1.2 million remaining under the repurchase program as of March 31, 2010.

15. Supplemental Cash Flow Information

	For the three months ended March 31
	2010	2009
	(in thousands)
Cash paid for income taxes, net	$67	$183
Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$4	$2

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

Our available-for-sale investments which includes cash equivalents and short-term investments are subject to fair value accounting. The following table details the fair value measurements within the fair value hierarchy of our financial assets as of March 31, 2010, which were valued using Level 2 inputs (significant and observable assumptions) as follows (in thousands):

Corporate bonds	$300
Asset backed securities	136

$436

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(unaudited)

As of March 31, 2010, we had cash equivalents in repurchase agreements and U.S. treasury notes that were valued using Level 1 inputs (quoted market prices for identical assets) as follows (in thousands):

Repurchase agreements	$11,000
US Treasury Notes	9,498

$20,498

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: the ongoing negative impact of foreign currency exchange rate fluctuations; our anticipated increases in research and development expenses; the liquidity of our investment portfolio; and the adequacy of our cash reserves for the next 12 months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties, including fluctuations in foreign currency exchange rates; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AlboSure, AnastoClip, EndoRE, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, OptiLock, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, TAArget, TT, UnBalloon, UniFit, VascuTape, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and AnastoClip GC and Biomateriali are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

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

Below is a listing of our product lines and product categories:

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara, Inahara-Pruitt and Pruitt F3 Carotid Shunts, InvisiGrip Vein Stripper, LeMaitre Balloon Catheters, EndoRE remote endarterectomy products, AnastoClip Vessel Closure System, and AlboGraft Vascular Graft. We also report the results of our distribution of the XenoSure Biologic Vascular Patch within this category.

•

Our Endovascular product category includes our TAArget Thoracic Stent Graft, UniFit Abdominal Stent Graft, VascuTape Radiopaque Tape, LeverEdge Contrast Injector, and The UnBalloon Non-Occlusive Modeling Catheter. We also report the results of our distribution of the Endologix Powerlink System within this category

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and related accessories and OptiLock Implantable Port.

In previous Annual and Quarterly Reports we reported the net sales of our AnastoClip Vessel Closure System within the Endovascular product category. Commencing in this Quarterly Report, we are reporting these net sales in the Vascular category for all periods presented and discussed herein based upon a change of how the chief operating decision maker manages the product line.

We sell our products primarily through a direct sales force. As of March 31, 2010, our sales force was comprised of 61 sales representatives in North America, the European Union and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Milan, Italy, and a manufacturing facility in Brindisi, Italy. For the three months ended March 31, 2010, approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period. For example, in January 2009 we began our distribution of the XenoSure Biologic Vascular Patch, and in March 2010 we discontinued the aSpire Stent.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, affect our financial results. For the three months ended March 31, 2010, approximately 42% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each of our quarters during the two most recently completed fiscal years:

(amounts in thousands)
(unaudited)
	2010	2009				2008
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	13,815	13,584	13,346	12,630	11,348	12,111	12,023	12,739	11,847
Impact of currency exchange rate fluctuations (1)	314	613	(215)	(699)	(622)	(448)	452	836	674
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	95	397	333	234	101	235	703	929	1,133

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted averge exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three months ended March 31, 2010, to the three months ended March 31, 2009

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended March 31
(unaudited)	2010	2009	Percent change
	($ in thousands)
Net sales	$13,815	$11,348	22%
Net sales by product category:
Vascular	$9,557	$7,484	28%
Endovascular	3,292	2,932	12%
General Surgery	955	880	9%

Total Branded Products	13,804	11,296	22%
OEM	11	52	(79%)

Total	$13,815	$11,348	22%

Net sales by geography:
Americas	$8,048	$6,681	20%
International	5,767	4,667	24%

Total	$13,815	$11,348	22%

Net sales. Net sales increased 22% to $13.8 million for the three months ended March 31, 2010, compared to $11.3 million for the three months ended March 31, 2009. New acquisitions and business development activities added 1% to year-over-year sales growth, while changes in foreign currency exchange rates added 3%. Excluding these effects, net sales for the three months ended March 31, 2010 grew 18%.

Sales increases for the three months ended March 31, 2010 were largely driven by higher average selling prices across nearly all product lines, as well as increased sales in all Vascular category products including Valvulotomes of $0.6 million, AlboGraft grafts of $0.4 million, and XenoSure patches of $0.3 million. These gains were partially offset by decreases in selected product lines including the TAArget thoracic stent graft, the aSpire covered stent and ports of $0.1 million,

Direct-to-hospital net sales were 93% for the three months ended March 31, 2010, up from 92% for the three months ended, March 31, 2009. The increase was largely a result of the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences and was partially offset by stronger sales to our international distributors.

Net sales by geography. Net sales in the Americas increased $1.4 million for the three months ended March 31, 2010. The increase was largely the result of higher average selling prices across nearly all product lines, increases in all Vascular category product sales and the addition of sales of XenoSure patches of $0.3 million. International net sales increased $1.1 million for the three months ended March 31, 2010. The increase was primarily driven by increased sales of the AlboGraft Vascular Graft of $0.4 million, increased sales in Germany of $0.2 million, France of $0.2 million, and the U.K. of $0.2 million, as well as increased sales of $0.1 million to our international distributors. For the three months ended March 31, 2009, sales of the AlboGraft Vascular Grafts were temporarily depressed in anticipation of the termination of the Edwards distribution agreement.

International direct-to-hospital net sales increased to 84% for the three months ended, March 31, 2010, up from 83% for the three months ended, March 31, 2009. The increase was largely due to the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences and was partially offset by stronger sales to our international distributors.

	Three months ended March 31
(unaudited)	2010	2009	$ Change	Percent change
	($ in thousands)
Gross profit	$10,318	$8,266	$2,052	24.8%
Gross margin	74.7%	72.8%	*	1.9%

*	Not a meaningful percentage relationship.

Gross Profit. Gross profit increased 24.8% to $10.3 million for the three months ended March 31, 2010, while our gross margin increased 1.9% to 74.7% in the same period. The gross margin increase was largely the result of improved manufacturing efficiencies and higher average selling prices across nearly all product lines. The increase was partially offset by negative product and geographical sales mix and an increase of inventory write-downs related to the discontinuation of the aSpire Stent product line.

	Three months ended March 31,
(unaudited)	2010	2009	$ change	Percent change
	($ in thousands)
Sales and marketing	$4,894	$4,146	$748	18%
General and administrative	2,614	2,525	89	4%
Research and development	1,540	1,311	229	17%
Restructuring charges	0	1,777	(1,777)	*
Impairment charge	—	73	(73)	*

Total	$9,048	$9,832	$(784)	(8%)

	Three months ended March 31
	2010 as a %	2009 as a %
	of Revenue	of Revenue	Change
Sales and marketing	35%	37%	(2%)
General and administrative	19%	22%	(3%)
Research and development	11%	12%	(1%)
Restructuring charges	0%	16%	(16%)
Impairment charge	0%	1%	(1%)

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2010 sales and marketing expenses increased 18% to $4.9 million. Selling expenses increased $0.6 million while marketing expenses increased $0.1 million. For the three months ended March 31, 2010, foreign currency exchange rate fluctuations increased sales and marketing expenses by $0.1 million compared to the same period in the prior year. Selling expense increases were largely driven by increased commission costs of $0.5 million resulting from 22% sales growth and 9 additional sales personnel versus the prior year period. As a percentage of net sales, sales and marketing expenses decreased to 35% in the three months ended March 31, 2010, from 37% in the prior year quarter.

General and administrative. For the three months ended March 31, 2010, general and administrative expenses increased 4% to $2.6 million. The increase was a result of higher personnel costs of $0.3 million and additional intangible amortization of $0.1 million which was partially offset by a decrease in professional services of $0.2 million. As a percentage of net sales, general and administrative expenses were 19% for the three months ended March 31, 2010, a decrease of 3% from the three months ended March 31, 2009.

Research and development. For the three months ended March 31, 2010, research and development expenses increased 17% to $1.5 million. The increase was the result of higher product development expenses of $0.1 million and increased clinical trial related costs of $0.1 million. We had enrolled 55 patients in our UNITE clinical trial as of March 31, 2010 as compared to 47 as of December 31, 2009. Clinical trial enrollment is a significant driver in our research and development expense and therefore, we anticipate that research and development expenses will increase over time as more UNITE Trial patients are enrolled, new products follow the regulatory pathways, and more product development is undertaken. As a percentage of net sales, research and development expenses were 11% for the three months ended March 31, 2010, a decrease of 1% from the three months ended March 31, 2009.

Restructuring. In March 2009, we incurred a $1.8 million restructuring charge related to the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences. The transaction included the payment of $3.5 million in exchange for the termination of the distribution agreement, as well as the acquisition of detailed customer information, transition services, and remaining product inventory. We did not incur a similar charge in the three months ended March 31, 2010.

Impairment charge. During the three months ended March 31, 2009, we incurred $0.1 million of impairment charges related to patents deemed to have no value based on future expected economic benefits. We did not incur a similar charge in the three months ended March 31, 2010.

Interest income. Interest income for the three months ended March 31, 2010 was $7,000. We did not realize interest income for the three months ended March 31, 2009.

Interest expense. Interest expense for the three months ended March 31, 2010 was $4,000 compared to $22,000 for the three months ended March 31, 2009. Interest expense in both periods was due to our outstanding loan from the Italian government. In addition, the interest expense in 2009 included interest on acquisition-related liabilities at our Biomateriali subsidiary which were paid off in their entirety in December 2009.

Foreign exchange gains / losses. Foreign exchange gains for the three months ended March 31, 2010 were $19,000, compared to foreign exchange losses of $90,000 for the three months ended March 31, 2009. Foreign exchange gains were due to the comparative weakening of the U.S. dollar versus the euro during the financial period.

Income tax expense. We recorded a provision for taxes of $0.3 million on pre-tax income of $1.3 million for the three months ended March 31, 2010, compared to $0.2 million on a pre-tax loss of $1.7 million for the three months ended March 31, 2009. Our current period provision is based on the estimated annual effective tax rate for 2010 of 20.3%, which includes estimated federal and state income taxes of approximately $199,000 as well as foreign income taxes of approximately $79,000. Our income tax expense for the current period varies from the statutory rate amounts due to our utilization of our United States net operating losses and other tax credit carry forwards. Our prior period provision was mainly the result of a one-time discrete item related to a deferred tax liability of $71,000, a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $70,000 which could not be offset by existing deferred tax assets, and taxable earnings in a foreign subsidiary of $45,000. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

We provide a valuation allowance for substantially all of our net deferred tax assets, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. However, it is possible that the realization of future profits could result in the reversal of a significant portion, or all of the valuation allowance, which would then be recorded as a tax benefit in the consolidated statements of operations in the period of reversal.

The estimated annual effective tax rate for 2010 does not consider the research and development tax credit as it has expired under federal statute. If the research and development tax credit is reenacted in 2010, we would recognize the credit as a discrete item in the consolidated statements of operations in the period which the statute is passed.

In 2009, we utilized $4.8 million of our U.S net operating loss carryforwards. During 2010, we could utilize the remaining $1.8 million of U.S net operating loss carryforwards, which may result in an increased provision for taxes on a prospective basis.

Liquidity and Capital Resources

At March 31, 2010, our cash, cash equivalents and marketable securities were $24.1 million as compared to $24.0 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits, fully collateralized overnight repurchase agreements, and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any mortgage asset-backed or auction-rate securities in our investment portfolio as of March 31, 2010.

The majority of our marketable securities have remaining maturities of two years or less. As of March 31, 2010, our investment portfolio included $0.4 million of corporate bonds and asset-backed securities, collateralized by credit card debt and auto loans. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the volatility in the current global financial markets can affect the liquidity and valuation of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $1.3 million for the three months ended March 31, 2010. We recognized operating income in excess of $1.0 million for each of the past four quarters. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, distributor terminations, and operational restructurings, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Credit Facility

We have a revolving line of credit with Brown Brothers Harriman & Co under which our borrowing capacity is $10 million and the maximum principal amount of any letters of credit issued as part of this facility is $3 million. This revolving line of credit expires in August 2011. Loans made under this revolving line of credit bear interest at LIBOR plus 200 basis points or the bank’s base rate, at our discretion. Borrowings under this line of credit are collateralized by substantially all of our assets. As of March 31, 2010, we had no borrowings outstanding under this line of credit. The loan agreement requires that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of March 31, 2010, we were in compliance with these covenants.

Cash Flows

	Three months ended March 31,
	2010	2009	Net Change
Cash and cash equivalents	$23,662	$14,093	$9,569

Cash flows provided by (used in):
Operating activities	$819	$(2,306)	$3,125
Investing activities	64	516	(452)
Financing activities	(348)	19	(367)

Net cash provided by operating activities. Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2010, and consisted of the $1.0 million net income, adjusted for non-cash items of $0.9 million (including depreciation and amortization of $0.3 million, stock-based compensation of $0.2 million, provision for inventory write-offs of $0.2 million, and provision for income taxes of $0.1 million) and was partially offset by changes in working capital of $1.1 million. The net cash used by changes in working capital was principally the result of an increase in accounts receivable and inventories as well as a decrease in accounts payable and other liabilities.

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

Net cash provided by investing activities. Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2010. The increase was primarily due to sales and maturities of marketable securities of $0.4 million, partially offset by the purchase of property and equipment of $0.3 million.

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

In 2007, we purchased certain patent applications and in-process research and development from Arizona Heart Innovative Technologies, LLC. Earn-out payments associated with the commercialization of the device in the European Union and the United States were included as part of the consideration. The European earn-out period is measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset and a liability of approximately $26,000 related to the European sales volume. The United States earn-out period is measured for four quarters following the first commercial sale in the United States. We anticipate that the payment of resulting future earn-out obligations may impact cash flow from investing activities in 2010.

Net cash used in financing activities. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2010 which was primarily driven by the purchase of $0.3 million of treasury stock under our stock repurchase plan.

Cash flows for financing activities were not significant for the three months ended March 31, 2009.

Contractual Obligations

Our principal contractual obligations consist of operating leases, inventory purchase commitments, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of March 31, 2010:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$3,859	$1,091	$1,563	$1,205
Purchase commitments for inventory	16,669	4,046	8,646	3,977
FIN48 unrecognized tax benefits	299	299	—	—

Total contractual obligations	$20,827	$5,436	$10,209	$5,182

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2017; our Sulzbach, Germany office, expiring in 2014; and our Tokyo, Japan office, expiring in 2010. On March 23, 2010, we extended our lease of our manufacturing facility in Burlington, Massachusetts through 2017. Additionally, we entered into a lease for an additional 16,629 square feet in an adjacent facility in Burlington, Massachusetts through 2017 while terminating the lease to our Burlington storage facility.

The purchase commitments for inventory are to be used over the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2010.

Use of Non-GAAP Financial Measures

We believe that in order to properly understand our short-term and long-term financial trends, investors may wish to consider the impact of certain non-cash or non-recurring items, when used as a supplement to financial performance measures in accordance with GAAP. These items result from facts and circumstances that vary in frequency and/or impact on continuing operations. In addition, management uses results of operations excluding such items to evaluate our operational performance and as a basis for strategic planning. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial performance measures in accordance with GAAP.

Net sales excluding acquisitions, business development activities and changes in foreign currency exchange rates is a non-GAAP financial measure. We analyze net sales on a constant currency basis net of acquisitions and other non-recurring events to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, and acquisitions and other strategic transactions are episodic in nature and highly variable in sales impact, we believe that evaluating growth in sales on a constant currency basis net of such transactions provides an additional and meaningful assessment of sales to both management and the our investors. We commenced distribution of the XenoSure Biologic Patch on January 26, 2009.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes in our critical accounting policies during the three months ended March 31, 2010. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) revised the accounting rules regarding fair value disclosures. This revised guidance requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. We adopted this guidance effective January 1, 2010. The revised guidance does not change how fair values are measured; accordingly, the adoption did not have an effect on our consolidated results of operations or financial condition. For the three months ended March 31, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2010, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units that may yet be Purchased under the Plans or Program
January 1, 2010 through January 31, 2010	—	$—	25,311	$1,355,210
February 1, 2010 through February 28, 2010	921	4.84	12,876	$1,294,592
March 1, 2010 through March 31, 2010	—	—	27,885	$1,163,458

Total	921	$4.84	66,072	$1,163,458

(1)	For the three months ended March 31, 2010, we repurchased 921 shares of our common stock in conjunction with the tender of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

(2)	On July 27, 2009, our board of directors approved our repurchase of shares of common stock having a value of up to $1.0 million in the aggregate pursuant a repurchase program. We publicly announced this program on July 29, 2009. On October 26, 2009, our board of directors increased the aggregate total of the repurchase program to $2.0 million. The expiration date of this program is December 31, 2010.

Use of Proceeds from the Sale of Registered Securities

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference		Number	Filed Herewith
		Form	Date

10.1	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.2	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2010.

LEMAITRE VASCULAR, INC

/s/ GEORGE W. LEMAITRE
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ JOSEPH P. PELLEGRINO, JR.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference		Number	Filed Herewith
		Form	Date

10.1	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.2	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.