Form 10-Q
period 2010-06-30
LEMAITRE VASCULAR INC
filed 2010-08-12
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The registrant had 15,585,649 shares of common stock, $.01 par value per share, outstanding as of August 9, 2010.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) June 30 2010	December 31 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,608	$23,192
Marketable securities	342	808
Accounts receivable, net of allowances of $161 at June 30, 2010, and $159 at December 31, 2009	7,861	7,778
Inventory	6,140	6,498
Prepaid expenses and other current assets	1,243	1,274

Total current assets	41,194	39,550
Property and equipment, net	2,233	2,101
Goodwill	11,022	11,022
Other intangibles, net	2,768	3,316
Other assets	832	917

Total assets	$58,049	$56,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,072	$1,136
Accrued expenses	5,630	5,412

Total current liabilities	6,702	6,548
Long-term debt	137	188
Deferred tax liabilities	1,686	1,546
Other long-term liabilities	347	411

Total liabilities	8,872	8,693
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 15,932,165 shares at June 30, 2010, and 15,911,619 shares at December 31, 2009	159	159
Additional paid-in capital	63,938	63,475
Accumulated deficit	(12,064)	(14,596)
Accumulated other comprehensive income (loss)	(1,217)	94
Treasury stock, at cost; 357,562 shares at June 30, 2010, and 210,938 shares at December 31, 2009	(1,639)	(919)

Total stockholders’ equity	49,177	48,213

Total liabilities and stockholders’ equity	$58,049	$56,906

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$14,158	$12,630	$27,973	$23,978
Cost of sales	3,502	3,508	6,999	6,590

Gross profit	10,656	9,122	20,974	17,388

Sales and marketing	4,747	4,249	9,641	8,395
General and administrative	2,495	2,412	5,109	4,937
Research and development	1,338	1,435	2,878	2,746
Restructuring charges	—	—	—	1,777
Impairment charges	68	33	68	106

Total operating expenses	8,648	8,129	17,696	17,961

Income (loss) from operations	2,008	993	3,278	(573)

Other income (expense):
Interest income	9	17	12	10
Interest expense	—	(2)	—	(17)
Foreign currency gain (loss)	(68)	118	(50)	28
Other income (expense), net	14	(12)	22	(8)

Income (loss) before income taxes	1,963	1,114	3,262	(560)
Provision for income taxes	452	189	730	396

Net income (loss)	$1,511	$925	$2,532	$(956)

Net income (loss) per share of common stock:
Basic	$0.10	$0.06	$0.16	$(0.06)

Diluted	$0.09	$0.06	$0.16	$(0.06)

Weighted-average shares outstanding:
Basic	15,613	15,670	15,646	15,655

Diluted	16,050	15,866	16,045	15,655

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2010	2009
	(in thousands)
Operating activities
Net income (loss)	$2,532	$(956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	693	694
Stock-based compensation	441	445
Amortization of premium on marketable securities	1	24
Intangible impairment charges	68	106
Provision for losses in accounts receivable	10	21
Provision for inventory write-downs	549	199
Provision for deferred income taxes	140	141
Loss on sales of marketable securities	—	34
Foreign currency transaction gain	40	31
Changes in operating assets and liabilities:
Accounts receivable	(648)	(511)
Inventory	(847)	(188)
Prepaid expenses and other assets	(33)	334
Accounts payable and other liabilities	514	(66)

Net cash provided by operating activities	3,460	308
Investing activities
Purchases of property and equipment	(609)	(197)
Payments related to acquisitions	—	(575)
Receipts related to divestitures	31	—
Purchase of technology and licenses	(44)	(1,051)
Sales and maturities of marketable securities	461	2,309

Net cash provided by (used in) investing activities	(161)	486
Financing activities
Proceeds from issuance of common stock	22	21
Payments of Italian government loan	(26)	—
Purchase of treasury stock	(719)	(12)

Net cash provided by (used in) financing activities	(723)	9
Effect of exchange rate changes on cash and cash equivalents	(160)	42

Net increase in cash and cash equivalents	2,416	845
Cash and cash equivalents at beginning of period	23,192	15,895

Cash and cash equivalents at end of period	$25,608	$16,740

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2010

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, vascular grafts, remote endarterectomy devices, balloon catheters, thoracic and abdominal stent grafts, and cholangiogram catheters. We also distribute in 14 European countries an abdominal stent graft manufactured by a third party. In addition, we distribute in the United States a biologic vascular patch manufactured by a third party. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Brindisi, Italy, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) revised the accounting rules regarding fair value disclosures. This revised guidance requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. We adopted this guidance effective January 1, 2010. The revised guidance does not change how fair values are measured; accordingly, the adoption did not have an effect on our consolidated results of operations or financial condition. For the six months ended June 30, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into or out of Level 3.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

2. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of June 30, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$301	$—	$(1)	$300	$450	$—	$—	$450
Asset backed securities	42	—	—	42	354	4	—	358

Total marketable securities	$343	$—	$(1)	$342	$804	$4	$—	$808

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

The amortized cost and estimated fair value of available-for-sale marketable securities as of June 30, 2010, by contractual maturity, were as follows:

	2010
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturities:
Due in 1 year or less	$303	$302
Due in 1—2 years	40	40
Due in 2—5 years	—	—

Total	$343	$342

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. We have provided a valuation allowance against substantially all of our deferred tax assets at June 30, 2010, based upon our assessment that it is more likely than not that we will not realize such tax benefits. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are that we are able to utilize the balance of the U.S. net operating loss and other tax credit carryforwards to reduce our current period tax expense, and that we recognize the effect of tax-deductible goodwill for which a deferred tax liability has been recorded.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that a valuation allowance against substantially all deferred tax assets is warranted at June 30, 2010, because, based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. In reaching this conclusion, we evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2010, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $299,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending June 30, 2011. There was no change in the liability during the three months ended June 30, 2010. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

As of June 30, 2010, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is:

United States—Federal	2006 and forward
Germany	2007 and forward
Italy	2005 and forward
Japan	2004 and forward

4. Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,913	$1,624
Work-in-process	1,272	1,244
Finished products	2,955	3,630

Total inventory	$6,140	$6,498

5. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.0 million during the six months ended June 30, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

The components of our identifiable intangible assets were as follows:

	June 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,250	$1,124	$1,126	$2,251	$1,044	$1,207
Trademarks and technology licenses	1,250	670	580	1,301	636	665
Customer relationships	1,572	640	932	1,738	478	1,260
Other intangible assets	279	149	130	303	119	184

Total identifiable intangible assets	$5,351	$2,583	$2,768	$5,593	$2,277	$3,316

Intangible assets are amortized over their estimated useful lives, ranging from 2 to 17 years. Amortization expense amounted to approximately $162,000 and $167,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense amounted to approximately $330,000 and $274,000 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2010 and each of the five succeeding fiscal years is as follows:

(in thousands)
2010 (remaining 6 months)	$298
2011	566
2012	507
2013	420
2014	289
2015	201

During the three months ended June 30, 2010, we incurred $0.1 million of impairment charges related to a customer relationship associated with our Biomateriali subsidiary based upon an analysis of expected economic benefits. During the six months ended June 30, 2009, we determined that certain patents within our endovascular product category portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents.

6. Financing Arrangements

We are party to a revolving line of credit with Brown Brothers Harriman & Co. under which our borrowing capacity was $10 million and the maximum principal amount of any letters of credit issued as part of this facility was $3 million. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement required that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of June 30, 2010 and December 31, 2009, we had no borrowings outstanding under this credit facility and were in compliance with these covenants. This revolving line of credit was scheduled to expire in August 2011; however, on August 9, 2010, we terminated this facility effective as of August 23, 2010. We currently have no borrowings outstanding under this credit facility.

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan is payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization will be

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

recorded as interest expense. The amount of the loan outstanding was approximately $0.1 million and $0.2 million as of June 30, 2010 and December 31, 2009, respectively, and has been included in our balance sheet in long-term debt. The loan is due in annual installments through 2018.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Compensation and related taxes	$3,297	$3,273
Income and other taxes	780	421
Professional fees	315	348
Other	1,238	1,370

Total	$5,630	$5,412

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

We did not incur restructuring charges during the three months and six months ended June 30, 2010.

Activity related to accrued restructuring costs is as follows:

Six months ended June 30, 2009
(in thousands)
Balance at beginning of period	$83
Plus:
Current period restructuring costs	1,777
Less:
Payments for termination of contractual obligations	1,777
Payment of employee severance costs	83

Balance at end of period	$—

There was no activity related to accrued restructuring costs during the six months ended June 30, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

9. Comprehensive Income (Loss)

The components of other comprehensive income (loss) generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$1,511	$925	$2,532	$(956)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	34	(4)	86
Foreign currency translation adjustment	(759)	473	(1,307)	312

Total other comprehensive income (loss)	(760)	507	(1,311)	398

Comprehensive income (loss)	$751	$1,432	$1,221	$(558)

10. Commitments and Contingencies

As part of our normal course of business, we have purchase commitments to purchase $15.9 million of inventory through 2015.

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of the device in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for four quarters. The European earn-out period is measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $26,000 related to the European sales volume through June 30, 2010. The United States earn-out period is measured for four quarters following the first commercial sale in the United States. We consider the earn-out payments associated with the commercialization of the products in Europe and the U.S. to be contingent consideration that is being recorded as additional intangible assets in the periods that the contingency is resolved.

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% on Minvasive OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. The agreement also includes discounts for prepayment prior to August 15, 2010 or September 30, 2010. As a result of the transaction, we recorded the estimated present value of amounts due as a $0.1 million receivable in other long term assets. All royalty payments received from Minvasive will be applied to the receivable, and any payments received in excess of the outstanding receivable balance will be recognized as a gain on disposition in the periods in which they are received.

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

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe and to distributors worldwide, excluding sales in North, South and Central America (LeMaitre Vascular, Inc.); France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Japan, Korea, and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
LeMaitre Vascular, Inc.	$8,872	$7,269	$16,920	$13,950
LeMaitre Vascular GmbH	3,682	4,004	7,951	7,386
Other entities	1,604	1,357	3,102	2,642

Total	$14,158	$12,630	$27,973	$23,978

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Vascular	$10,207	$8,481	$19,764	$14,784
Endovascular	2,944	3,051	6,236	7,164
General Surgery	965	976	1,920	1,856

Total Branded Products	14,116	12,508	27,920	23,804
OEM	42	122	53	174

Total	$14,158	$12,630	$27,973	$23,978

12. Share-based Compensation

Our 2006 Stock Option and Incentive Plan (the 2006 Plan) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Stock option awards to employees	$97	$63	$188	$130
Restricted common stock awards	129	164	253	315

Total share-based compensation	$226	$227	$441	$445

We have computed the fair values of employee stock options for option grants made during the six months ended June 30, 2010 using the Black-Scholes option model with the following assumptions:

2010
Dividend yield	0.0%
Volatility	75.7%
Risk-free interest rate	2.3%
Weighted average expected option term (in years)	5.0
Weighted average fair value per share of options granted	$2.94

We did not make option grants in the six months ended June 30, 2009.

The weighted-average fair value per share of restricted stock unit grants issued for the six months ended June 30, 2010 and 2009 was $4.84 and $2.89, respectively.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

13. Net Income (Loss) per Share

The computation of basic and diluted net income (loss) per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Basic:
Net income (loss) available for common stockholders	$1,511	$925	$2,532	$(956)

Weighted average shares outstanding	15,613	15,670	15,646	15,655

Basic net income (loss) per share	$0.10	$0.06	$0.16	$(0.06)

Diluted:
Net income (loss) available for common stockholders	$1,511	$925	$2,532	$(956)

Weighted-average shares outstanding	15,613	15,670	15,646	15,655
Common stock equivalents, if dilutive	437	196	399	—

Shares used in computing diluted net income (loss) per common share	16,050	15,866	16,045	15,655

Diluted net income (loss) per share	$0.09	$0.06	$0.16	$(0.06)

For the three months and six months ended June 30, 2010, 7,288 and 11,092 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months and six months ended June 30, 2009, 112,071 and 378,075 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

14. Stockholders’ Equity

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2011, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 142,281 shares for $0.7 million in the six months ended June 30, 2010. We have authority to purchase $3.8 million of our common stock remaining under the repurchase program as of June 30, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

June 30, 2010

(unaudited)

15. Supplemental Cash Flow Information

	For the six months ended June 30
	2010	2009
	(in thousands)
Cash paid for income taxes, net	$345	$258

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$21	$10

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

Our available-for-sale investments which include cash equivalents and short-term investments are subject to fair value accounting. The following table details the fair value measurements within the fair value hierarchy of our financial assets as of June 30, 2010, which were valued using Level 2 inputs (significant and observable assumptions) as follows (in thousands):

Corporate bonds	$300
Asset backed securities	42

$342

As of June 30, 2010, we had cash equivalents in repurchase agreements and U.S. treasury notes that were valued using Level 1 inputs (quoted market prices for identical assets) as follows (in thousands):

Repurchase agreements	$12,800
US Treasury Notes	9,498

$22,298

We measure certain assets at fair value on a non-recurring basis, including when we evaluate goodwill and intangible assets for impairment. In these cases, we apply the fair value measurement guidance outlined above. These fair value measurements are generally made using Level 3 measurements, principally discounted cash flow analyses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: our anticipated increases in research and development expenses; the liquidity of our investment portfolio; and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AlboSure, AnastoClip, EndoRE, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, TAArget, TT, UnBalloon, UniFit, VascuTape, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and AnastoClip GC and Biomateriali are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our 14 product lines approaches $1 billion and that the annual worldwide market for all peripheral vascular devices approximates $3 billion. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Below is a listing of our product lines and product categories:

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara, Inahara-Pruitt and Pruitt F3 Carotid Shunts, LeMaitre Balloon Catheters, EndoRE remote endarterectomy products, AnastoClip and AnastoClip GC Vessel Closure Systems, and AlboGraft Vascular Graft. We also report the results of our distribution of the XenoSure Biologic Vascular Patch within this category.

•

Our Endovascular product category includes our TAArget Thoracic Stent Graft, UniFit Abdominal Stent Graft, and VascuTape Radiopaque Tape. We also report the results of our distribution of the Endologix Powerlink System within this category.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and related accessories.

In previous Annual and Quarterly Reports we reported the net sales of our AnastoClip Vessel Closure System within the Endovascular product category. As of January 2010, we are reporting these net sales in the Vascular category for all periods presented and discussed herein based upon a change of how the chief operating decision-maker manages the product line.

We sell our products primarily through a direct sales force. As of June 30, 2010, our sales force was comprised of 61 sales representatives in North America, the European Union and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Milan, Italy, and a manufacturing facility in Brindisi, Italy. For the six months ended June 30, 2010, approximately 92% of our net sales were generated in markets in which we employ direct sales representatives.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary. These actions may affect the comparability of our financial results from period to period and may cause substantial fluctuations period to period. For example, in January 2009 we began our distribution of the XenoSure Biologic Vascular Patch, in March 2010 we discontinued the aSpire Stent, and in June 2010 we divested the OptiLock Implantable Port.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, affect our financial results. For the six months ended June 30, 2010, approximately 40% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during the two most recently completed fiscal years:

(amounts in thousands)

(unaudited)

	2010		2009				2008
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total net sales	$14,158	$13,815	$13,584	$13,346	$12,630	$11,348	$12,111	$12,023	$12,739	$11,847
Impact of currency exchange rate fluctuations (1)	(336)	314	613	(215)	(699)	(622)	(448)	452	836	674
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	(65)	95	397	333	234	101	235	703	929	1,133

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted averge exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three and six months ended June 30, 2010, to the three and six months ended June 30, 2009

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended June 30			Six months ended June 30
(unaudited)	2010	2009	Percent change	2010	2009	Percent change
	($ in thousands)			($ in thousands)
Net sales	$14,158	$12,630	12%	$27,973	$23,978	17%

Net sales by product category:
Vascular	$10,207	$8,481	20%	$19,764	$15,965	24%
Endovascular	2,944	3,051	(4%)	6,236	5,983	4%
General Surgery	965	976	(1%)	1,920	1,856	3%

Total Branded Products	14,116	12,508	13%	27,920	23,804	17%
OEM	42	122	(66%)	53	174	(70%)

Total	$14,158	$12,630	12%	$27,973	$23,978	17%

Net sales by geography:
Americas	$8,872	$7,269	22%	$16,920	$13,950	21%
International	5,286	5,361	(1%)	11,053	10,028	10%

Total	$14,158	$12,630	12%	$27,973	$23,978	17%

Net sales. Net sales increased 12% to $14.2 million for the three months ended June 30, 2010, compared to $12.6 million for the three months ended June 30, 2009. The divestiture of the Optilock Implantable Port and the discontinuance of the aSpire stent reduced year-over-year sales growth by 1%, while changes in foreign currency exchange rates reduced net sales by 2%. Excluding these effects, net sales for the three months ended June 30, 2010 grew 15%.

Net sales increased 17% to $28.0 million for the six months ended June 30, 2010, compared to $24.0 million for the six months ended June 30, 2009. The net effect of new acquisitions, business development activities and changes in foreign currency exchange rates did not materially impact year-over-year sales growth for the six months ended June 30, 2010.

Sales increases for the three months ended June 30, 2010 were largely driven by higher average selling prices across nearly all product lines, particularly in the United States, as well as increased sales in all Vascular category products including shunts of $0.4 million, valvulotomes of $0.4 million, remote endarterectomy of $0.4 million, and XenoSure of $0.3 million. These gains were partially offset by decreases in selected product lines including the TAArget Thoracic Stent Graft of $0.2 million, and the divestiture of the OptiLock Implantable Port and discontinuance of the aSpire stent of $0.1 million.

Sales increases for the six months ended June 30, 2010 were largely driven by higher average selling prices across nearly all product lines, as well as increased sales in all Vascular category products including valvulotomes of $1.0 million, XenoSure patches of $0.7 million, shunts of $0.7 million, remote endarterectomy of $0.5 million, and AlboGraft Vascular Graft of $0.5 million. These gains were partially offset by decreases in selected product lines including the TAArget Thoracic Stent Graft of $0.3 million and the divestiture of the OptiLock Implantable Port and discontinuance of the aSpire stent of $0.1 million.

On March 31, 2010, we discontinued the aSpire covered stent. On June 1, 2010, we sold our OptiLock Implantable Port product line. Sales of these two product lines were $0.2 million in the second half of 2009.

Direct-to-hospital net sales were 92% for the three and six months ended June 30, 2010 and 2009, respectively.

Net sales by geography. Net sales in the Americas increased $1.6 million for the three months ended June 30, 2010. The increase was largely the result of higher average selling prices across nearly all product lines, increases in all Vascular category product sales and increased sales of the XenoSure biologic patch of $0.3 million. International net sales decreased $0.1 million for the three months ended June 30, 2010. The decrease was primarily driven by the negative effects of the change in foreign currency exchange rates of $0.3 million, and was partially offset by the growth in our French, Italian, and Japanese subsidiaries.

Net sales in the Americas increased $3.0 million for the six months ended June 30, 2010. The increase was largely the result of higher average selling prices across nearly all product lines, increases in all Vascular category product sales and increased sales of the XenoSure biologic patch of $0.7 million. International net sales increased $1.0 million for the six months ended June 30, 2010. The increase was primarily driven by increased sales of the AlboGraft Vascular Graft of $0.5 million, the Powerlink System of $0.4 million, and the growth in our French, Italian, and Japanese subsidiaries. For the first quarter of 2009, sales of the AlboGraft Vascular Grafts were temporarily depressed in connection with the termination of the Edwards distribution agreement.

International direct-to-hospital net sales decreased to 81% of total net sales for the three months ended June 30, 2010, down from 82% for the three months ended, June 30, 2009. International direct-to-hospital net sales were 82% of total net sales for the six months ended June 30, 2010 and 2009.

	Three months ended June 30				Six months ended June 30
(unaudited)	2010	2009	$ Change	Percent change	2010	2009	$ Change	Percent change
	($ in thousands)				($ in thousands)
Gross profit	$10,656	$9,122	$1,534	16.8%	$20,974	$17,388	$3,586	20.6%

Gross margin	75.3%	72.2%	*	3.1%	75.0%	72.5%	*	2.5%

*	Not a meaningful percentage relationship.

Gross Profit. Gross profit increased 16.8% to $10.7 million for the three months ended June 30, 2010, while our gross margin increased 3.1% to 75.3% in the same period. The gross margin increase was largely the result of higher average selling prices across nearly all product lines, particularly in the United States, improved manufacturing efficiencies, and favorable product and geographical sales mix. The gross margin increase was partially offset by an increase in excess and obsolete inventory write-downs of $0.3 million.

Gross profit increased 20.6% to $21.0 million for the six months ended June 30, 2010, while the gross margin increased 2.5% to 75.0% in the same period. The gross margin increase was largely the result of improved manufacturing efficiencies, and higher average selling prices across nearly all product lines, particularly in the United States. The gross margin increase was partially offset by an increase in excess and obsolete inventory write-downs of $0.4 million, and the discontinuance of the aSpire product line.

	Three months ended June 30, 2010				Six months ended June 30, 2010
(unaudited)	2010	2009	$ change	Percent change	2010	2009	$ change	Percent change
	($ in thousands)				($ in thousands)
Sales and marketing	$4,747	$4,249	$498	12%	$9,641	$8,395	$1,246	15%
General and administrative	2,495	2,412	83	3%	5,109	4,937	172	3%
Research and development	1,338	1,435	(97)	(7%)	2,878	2,746	132	5%
Restructuring charges	0	0	—	*	0	1,777	(1,777)	*
Impairment charge	68	33	35	*	68	106	(38)	*

Total	$8,648	$8,129	$519	6%	$17,696	$17,961	$(265)	(1%)

	Three months ended June 30, 2010			Six months ended June 30, 2010
	2010 as a % of Revenue	2009 as a % of Revenue	Change	2010 as a % of Revenue	2009 as a % of Revenue	Change
Sales and marketing	34%	34%	0%	34%	35%	(1%)
General and administrative	18%	19%	(1%)	18%	21%	(3%)
Research and development	9%	11%	(2%)	10%	11%	(1%)
Restructuring charges	0%	0%	0%	0%	7%	(7%)
Impairment charge	0%	0%	0%	0%	0%	(0%)

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2010 sales and marketing expenses increased 12% to $4.8 million. Selling expenses increased $0.5 million while marketing expenses remained flat. Selling expense increases were largely driven by higher commission costs of $0.5 million related to increased commissionable sales and seven additional sales representatives as compared to the prior year period. For the three months ended June 30, 2010, foreign currency exchange rate fluctuations decreased sales and marketing expenses by $0.1 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses were 34% in the three months ended June 30, 2010, consistent with the prior year quarter.

For the six months ended June 30, 2010 sales and marketing expenses increased 15% to $9.6 million. Selling expenses increased $1.1 million while marketing expenses grew $0.1 million. Selling expense increases were largely driven by higher commission costs of $1.0 million. As a percentage of net sales, sales and marketing expenses decreased to 34% in the six months ended June 30, 2010, from 35% in the prior year period.

General and administrative. For the three months ended June 30, 2010, general and administrative expenses increased 3% to $2.5 million. The increase was a result of higher personnel costs of $0.2 million which was partially offset by a decrease in professional services of $0.1 million. As a percentage of net sales, general and administrative expenses decreased to 18% in the three months ended June 30, 2010, from 19% in the prior year quarter.

For the six months ended June 30, 2010, general and administrative expenses increased 3% to $5.1 million. The increase was a result of higher personnel costs of $0.4 million and additional intangible amortization of $0.1 million which was partially offset by a decrease in professional services of $0.2 million. As a percentage of net sales, general and administrative expenses were 18% for the six months ended June 30, 2010, a decrease of 3% from the six months ended June 30, 2009.

Research and development. For the three months ended June 30, 2010, research and development costs decreased 7% to $1.3 million. The decrease was a result of reduced clinical and regulatory outside testing services of $0.1 million. For the six months ended June 30, 2010, research and development costs increased 5% to $2.9 million. The increase was the result of higher product development expenses of $0.1 million incurred in the first quarter of 2010.

As of June 30, 2010 we had enrolled 64 patients in our UNITE clinical trial, compared to 47 as of December 31, 2009. In July 2010, we enrolled the first patient in our ENTRUST clinical trial, a feasibility study of our TAArget Thoracic Stent Graft. Clinical trial enrollment is a significant driver of our research and development expense and therefore, we anticipate that research and development expenses will increase over time as more UNITE and ENTRUST trial patients are enrolled, additional regulatory approvals are sought, and more product development is undertaken. As a percentage of net sales, research and development expenses were 10% for the six months ended June 30, 2010, a decrease of 1% from the six months ended June 30, 2009.

Restructuring. In March 2009, we incurred a $1.8 million restructuring charge related to the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences. The transaction included the payment of $3.5 million in exchange for the termination of the distribution agreement, as well as the acquisition of detailed customer information, transition services, and remaining product inventory. We did not incur any restructuring charges in the three months or six months ended June 30, 2010.

Impairment charge. During the three months ended June 30, 2010, we recorded $0.1 million of impairment charges related to a customer relationship associated with our Biomateriali subsidiary’s OEM revenues. Impairment charges were $0.1 million for the six months ended June 30, 2010 and 2009.

Foreign exchange gains / losses. Foreign exchange losses for the three months ended June 30, 2010 were $0.1 million, compared to foreign exchange gains of $0.1 million for the three months ended June 30, 2009. Foreign exchange losses were due to the comparative strengthening of the U.S. dollar versus the euro during the financial period. Foreign exchange gains and losses for the six months ended June 30, 2010 and 2009 were not material.

Income tax expense. We recorded a provision for taxes of $0.5 million on pre-tax income of $2.0 million for the three months ended June 30, 2010, compared to $0.2 million on a pre-tax income of $1.1 million for the three months ended June 30, 2009. We recorded a provision for taxes of $0.7 million on pre-tax income of $3.3 million for the six months ended June 30, 2010, compared to $0.4 million on a pre-tax loss of $0.6 million for the six months ended June 30, 2009. Our current period provision is based on the estimated annual effective tax rate for 2010 of 22.0%, which includes estimated federal and state income taxes of approximately $0.6 million, as well as foreign income taxes of $0.1 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to the utilization of United States tax credit carryforwards and net operating losses. In 2009, our income tax provision was driven by taxable earnings at a foreign subsidiary of $0.2 million, the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $0.1 million which could not be offset by existing deferred tax assets and a one-time discrete item related to a deferred tax liability of $0.1 million. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

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

In 2009, we utilized $4.8 million of our U.S net operating loss carryforwards. During 2010, we will likely utilize the remaining $1.8 million of U.S net operating loss carryforwards, which would result in an increased provision for taxes on a prospective basis once these tax attributes have been fully utilized.

Liquidity and Capital Resources

At June 30, 2010, our cash, cash equivalents and marketable securities were $26.0 million as compared to $24.0 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits, fully collateralized overnight repurchase agreements, and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any mortgage asset-backed or auction-rate securities in our investment portfolio as of June 30, 2010.

The majority of our marketable securities have remaining maturities of two years or less. As of June 30, 2010, our investment portfolio included $0.3 million of corporate bonds and asset-backed securities, collateralized by credit card debt and auto loans. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the inherent volatility of global financial markets can affect the liquidity and valuation of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $2.0 million for the three months ended June 30, 2010. We recognized operating income in excess of $1.0 million for each of the past five quarters. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, distributor terminations, and operational restructurings, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make purchases under our share repurchase program, and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next 12 months, we may seek to sell additional equity or debt securities or borrow from a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Credit Facility

We are party to a revolving line of credit with Brown Brothers Harriman & Co. under which our borrowing capacity was $10 million and the maximum principal amount of any letters of credit issued as part of this facility was $3 million. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement required that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of June 30, 2010 and December 31, 2009, we had no borrowings outstanding under this credit facility and were in compliance with these covenants. This revolving line of credit was scheduled to expire in August 2011; however, on August 9, 2010, we terminated this facility effective as of August 23, 2010. We currently have no borrowings outstanding under this credit facility. Further information regarding this facility is detailed in Part II, Item 5. “Other Information” in this Quarterly Report on Form 10-Q.

Cash Flows

	Six months ended June 30,
	2010	2009	Net Change
Cash and cash equivalents	$25,608	$23,192	$2,416

Cash flows provided by (used in):
Operating activities	$3,460	$308	$3,152
Investing activities	(161)	486	(647)
Financing activities	(723)	9	(732)

Net cash provided by operating activities. Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2010, and consisted of the $2.5 million net income, adjusted for non-cash items of $1.9 million (including depreciation and amortization of $0.7 million, stock-based compensation of $0.4 million, provision for inventory write-offs of $0.5 million, and provision for income taxes of $0.1 million) and was partially offset by changes in working capital of $1.0 million. The net cash used by changes in working capital was principally the result of an increase in accounts receivable and inventories as well as a decrease in accounts payable and other liabilities.

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

Net cash provided by (used in) investing activities. Net cash used in investing activities was $0.2 million for the six months ended June 30, 2010. This was primarily due to the purchase of property and equipment of $0.6 million, partially offset by the sales and maturities of marketable securities of $0.4 million.

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

In 2007, we purchased certain patent applications and in-process research and development from Arizona Heart Innovative Technologies, LLC. Earn-out payments associated with the commercialization of the device in the European Union and the United States were included as part of the consideration. The European earn-out period is measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $26,000 related to the European sales volume earn-out through June 30, 2010. The U.S. earn-out period is measured for four quarters following the first commercial sale in the United States. We anticipate that the payment of resulting future earn-out obligations may impact cash flow from investing activities in 2010.

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% on Minvasive OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. The agreement also includes discounts for prepayment prior to August 15, 2010 or September 30, 2010.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $0.7 million for the six months ended June 30, 2010 which was primarily driven by the purchase of $0.7 million of our outstanding shares under our stock repurchase plan.

Cash flows for financing activities were not significant during the six months ended June 30, 2009.

Contractual Obligations

Our principal contractual obligations consist of operating leases, inventory purchase commitments, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of June 30, 2010:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$4,528	$1,018	$1,727	$1,783
Purchase commitments for inventory	15,373	4,595	8,958	1,820
FIN48 unrecognized tax benefits	299	299	—	—

Total contractual obligations	$20,200	$5,912	$10,685	$3,603

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2017; our Sulzbach, Germany office, expiring in 2014; and our Tokyo, Japan office, expiring in 2013.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2010.

Use of Non-GAAP Financial Measures

We believe that in order to properly understand our short-term and long-term financial trends, investors may wish to consider the impact of certain non-cash or non-recurring items, when used as a supplement to financial performance measures in accordance with U.S. GAAP. These items result from facts and circumstances that vary in frequency and/or impact on continuing operations. In addition, management uses results of operations excluding such items to evaluate our operational performance and as a basis for strategic planning. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial performance measures in accordance with U.S. GAAP.

Net sales excluding acquisitions, business development activities and changes in foreign currency exchange rates is a non-GAAP financial measure. We analyze net sales on a constant currency basis net of acquisitions and other non-recurring events to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, and acquisitions and other strategic transactions are episodic in nature and highly variable in sales impact, we believe that evaluating growth in sales on a constant currency basis net of such transactions provides an additional and meaningful assessment of sales to both management and our investors. We commenced distribution of the XenoSure Biologic Patch on January 26, 2009. On March 31, 2010, we discontinued the aSpire covered stent. On June 1, 2010, we divested our OptiLock port product line.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes in our critical accounting policies during the six months ended June 30, 2010. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) revised the accounting rules regarding fair value disclosures. This revised guidance requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. We adopted this guidance effective January 1, 2010. The revised guidance does not change how fair values are measured; accordingly, the adoption did not have an effect on our consolidated results of operations or financial condition. For the six months ended June 30, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2010, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 29, 2010, we describe risk factors related to LeMaitre Vascular. The following risk factor is a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully review these risks and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
April 1, 2010 through April 30, 2010	1,517	$4.83	31,671	$4,014,513
May 1, 2010 through May 31, 2010	1,905	$4.94	35,186	$3,832,026
June 1, 2010 through June 30, 2010	—	$—	9,352	$3,780,523

Total	3,422	$4.89	76,209	$3,780,523

(1)	For the three months ended June 30, 2010, we repurchased 3,422 shares of our common stock in conjunction with the tender of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our board of directors approved our repurchase of shares of common stock having a value of up to $1.0 million in the aggregate pursuant a repurchase program. In October 2009, our board of directors increased the aggregate total of the repurchase program to $2.0 million, and in July 2010, our board of directors increased the aggregate total of the repurchase program to $5.0 million. The expiration date of this program is December 31, 2011.

Use of Proceeds from the Sale of Registered Securities

None

Item 5.	Other Information

We are party to a revolving line of credit with Brown Brothers Harriman & Co. under which our borrowing capacity was $10 million and the maximum principal amount of any letters of credit issued as part of this facility was $3 million. Loans made under this revolving line of credit bear interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and are collateralized by substantially all of our assets. The loan agreement required that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of June 30, 2010 and December 31, 2009, we had no borrowings outstanding under this credit facility and were in compliance with these covenants. This revolving line of credit was scheduled to expire in August 2011; however, on August 9, 2010, we terminated this facility effective as of August 23, 2010. We currently have no borrowings outstanding under this credit facility.

The termination of the credit facility will result in the simultaneous termination of a Guaranty of our wholly-owned subsidiary, Vascutech Acquisition LLC, in favor of the Bank, dated March 29, 2001, an Amendment of Guaranty of Vascutech Acquisition LLC in favor of the Bank, dated September 25, 2006, a Security Agreement of Vascutech Acquisition LLC in favor of the Bank, dated March 29, 2001, a Letter Agreement with Brown Brothers Harriman & Co. dated September 25, 2006, a Letter Agreement with Brown Brothers Harriman & Co. dated August 23, 2008. These documents further implemented the terms of the credit facility, including the collateralization of our assets, as discussed above.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2010.

LEMAITRE VASCULAR, INC

/S/ GEORGE W. LEMAITRE
George W. LeMaitre
Chairman and Chief Executive Officer

/S/ JOSEPH P. PELLEGRINO, JR.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.