Form 10-Q
period 2010-09-30
LEMAITRE VASCULAR INC
filed 2010-11-10
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 15,596,962 shares of common stock, $.01 par value per share, outstanding as of November 8, 2010.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) September 30 2010	December 31 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,453	$23,192
Marketable securities	169	808
Accounts receivable, net of allowances of $216 at September 30, 2010 and $159 at December 31, 2009	8,166	7,778
Inventory	6,910	6,498
Prepaid expenses and other current assets	1,458	1,274

Total current assets	44,156	39,550
Property and equipment, net	2,645	2,101
Goodwill	11,022	11,022
Other intangibles, net	2,737	3,316
Other assets	878	917

Total assets	$61,438	$56,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,425	$1,136
Accrued expenses	6,387	5,412

Total current liabilities	7,812	6,548
Long-term debt	156	188
Deferred tax liabilities	1,779	1,546
Other long-term liabilities	391	411

Total liabilities	10,138	8,693
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 16,088,045 shares at September 30, 2010, and 15,911,619 shares at December 31, 2009	161	159
Additional paid-in capital	64,281	63,475
Accumulated deficit	(10,547)	(14,596)
Accumulated other comprehensive income (loss)	(361)	94
Treasury stock, at cost; 450,602 shares at September 30, 2010, and 210,938 shares at December 31, 2009	(2,234)	(919)

Total stockholders’ equity	51,300	48,213

Total liabilities and stockholders’ equity	$61,438	$56,906

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net sales	$13,656	$13,346	$41,629	$37,324
Cost of sales	3,258	3,603	10,257	10,193

Gross profit	10,398	9,743	31,372	27,131

Sales and marketing	4,698	4,508	14,339	12,903
General and administrative	2,533	2,494	7,642	7,431
Research and development	1,135	1,448	4,013	4,194
Restructuring charges	—	—	—	1,777
Impairment charges	—	—	68	106

Total operating expenses	8,366	8,450	26,062	26,411

Income from operations	2,032	1,293	5,310	720

Other income (expense):
Interest income	8	15	23	24
Interest expense	—	(4)	(3)	(20)
Foreign currency gain (loss)	35	159	(15)	188
Other income (expense), net	(10)	—	12	(9)

Income before income taxes	2,065	1,463	5,327	903
Provision for income taxes	548	178	1,278	574

Net income	$1,517	$1,285	$4,049	$329

Net income per share of common stock:
Basic	$0.10	$0.08	$0.26	$0.02

Diluted	$0.09	$0.08	$0.25	$0.02

Weighted-average shares outstanding:
Basic	15,622	15,695	15,638	15,675

Diluted	16,157	15,934	16,090	15,864

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2010	2009
	(in thousands)

Operating activities
Net income	$4,049	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,007	1,050
Stock-based compensation	703	719
Amortization of premium on marketable securities	1	37
Intangible impairment charges	68	106
Provision for losses in accounts receivable	54	30
Provision for inventory write-downs	689	283
Provision for deferred income taxes	234	210
Loss on sales of marketable securities	—	34
Loss on disposal of property and equipment	51	—
Foreign currency transaction gain	23	47
Changes in operating assets and liabilities:
Accounts receivable	(597)	(411)
Inventory	(1,372)	409
Prepaid expenses and other assets	(127)	275
Accounts payable and other liabilities	1,300	353

Net cash provided by operating activities	6,083	3,471
Investing activities
Purchases of property and equipment	(1,151)	(473)
Payments related to acquisitions	—	(575)
Receipts related to divestitures	33	—
Purchase of technology and licenses	(59)	(1,032)
Sales and maturities of marketable securities	633	2,468

Net cash provided by (used in) investing activities	(544)	388
Financing activities
Proceeds from issuance of common stock	105	44
Payments of Italian government loan	(24)	104
Purchase of treasury stock	(1,314)	(180)

Net cash used in financing activities	(1,233)	(32)
Effect of exchange rate changes on cash and cash equivalents	(45)	87

Net increase in cash and cash equivalents	4,261	3,914
Cash and cash equivalents at beginning of period	23,192	15,895

Cash and cash equivalents at end of period	$27,453	$19,809

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2010

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are anastomotic clips, radiopaque tape, valvulotomes, carotid shunts, vascular grafts, remote endarterectomy devices, balloon catheters, thoracic and abdominal stent grafts, and cholangiogram catheters. We also have rights to distribute in 14 European countries an abdominal stent graft manufactured by a third party through June 30, 2013. In addition, we have rights to exclusively distribute in the United States a biologic vascular patch manufactured by a third party through January 25, 2016. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Brindisi, Italy, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2009, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, Biomateriali S.r.l., and LeMaitre Vascular S.r.l. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) revised the accounting rules regarding fair value disclosures. This revised guidance requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. We adopted this guidance effective January 1, 2010. The revised guidance does not change how fair values are measured; accordingly, the adoption did not have an effect on our consolidated results of operations or financial condition. For the nine months ended September 30, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into or out of Level 3.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

2. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of September 30, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$150	$—	$—	$150	$450	$—	$—	$450
Asset backed securities	19	—	—	19	354	4	—	358

Total marketable securities	$169	$—	$—	$169	$804	$4	$—	$808

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

The amortized cost and estimated fair value of available-for-sale marketable securities as of September 30, 2010, by contractual maturity, were as follows:

	2010
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturities:
Due in 1 year or less	$150	$150
Due in 1 - 2 years	19	19
Due in 2 - 5 years	—	—

Total	$169	$169

3. Income Tax Expense

We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and are or may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. We have provided a valuation allowance against substantially all of our deferred tax assets at September 30, 2010, based upon our assessment that it is more likely than not that we will not realize such tax benefits. Our income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are that we are able to utilize the balance of the U.S. net operating loss and other tax credit carryforwards to reduce our current period tax expense, and that we recognize the effect of tax-deductible goodwill for which a deferred tax liability has been recorded.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that a valuation allowance against substantially all deferred tax assets is warranted at September 30, 2010, because, based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. In reaching this conclusion, we evaluated all relevant criteria including the existence of temporary differences reversing in the carryforward period. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2010, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $299,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending September 30, 2011. There was no change in the liability during the three months ended September 30, 2010. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

As of September 30, 2010, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States—Federal	2006 and forward
Germany	2007 and forward
Italy	2005 and forward
Japan	2004 and forward

4. Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$1,901	$1,624
Work-in-process	1,227	1,244
Finished products	3,782	3,630

Total inventory	$6,910	$6,498

5. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.0 million during the nine months ended September 30, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

The components of our identifiable intangible assets were as follows:

	September 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,295	$1,169	$1,126	$2,251	$1,044	$1,207
Trademarks and technology licenses	1,276	707	569	1,301	636	665
Customer relationships	1,683	747	936	1,738	478	1,260
Other intangible assets	295	189	106	303	119	184

Total identifiable intangible assets	$5,549	$2,812	$2,737	$5,593	$2,277	$3,316

Intangible assets are amortized over their estimated useful lives, ranging from 2 to 17 years. Amortization expense amounted to approximately $161,000 and $178,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense amounted to approximately $491,000 and $452,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2010 and each of the five succeeding fiscal years is as follows:

(in thousands)
2010 (remaining 3 months)	$157
2011	587
2012	534
2013	447
2014	300
2015	207

During the nine months ended September 30, 2010, we incurred $0.1 million of impairment charges related to a customer relationship associated with our Biomateriali subsidiary based upon an analysis of expected economic benefits. During the nine months ended September 30, 2009, we determined that certain patents within our endovascular product category portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents.

6. Financing Arrangements

We terminated our revolving line of credit with Brown Brothers Harriman & Co. effective as of August 23, 2010. Our borrowing capacity under this facility was $10 million and the maximum principal amount of any letters of credit issued as part of this facility was $3 million. Loans made under this revolving line of credit bore interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and were collateralized by substantially all of our assets. The loan agreement required that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of August 23, 2010 and December 31, 2009, we had no borrowings outstanding under this credit facility and were in compliance with these covenants.

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan is payable in ten annual payments of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest is being imputed on the loan, and the difference between the present value and the amount due will be amortized using the effective interest method over the period that the loan is outstanding. The amortization is

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

recorded as interest expense. The amount of the loan outstanding was approximately $0.2 million as of September 30, 2010 and December 31, 2009, respectively, and has been included in our balance sheet in long-term debt. The loan is due in annual installments through 2018.

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Compensation and related taxes	$3,831	$3,273
Income and other taxes	1,323	421
Professional fees	367	348
Other	866	1,370

Total	$6,387	$5,412

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

We did not incur restructuring charges during the three months and nine months ended September 30, 2010.

Activity related to accrued restructuring costs is as follows:

Nine months ended September 30, 2009
(in thousands)
Balance at beginning of period	$83
Plus:
Current period restructuring costs	1,777
Less:
Payments for termination of contractual obligations	1,777
Payment of employee severance costs	83

Balance at end of period	$—

There was no activity related to accrued restructuring costs during the nine months ended September 30, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

9. Comprehensive Income

The components of other comprehensive income generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income was as follows:

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(in thousands)
Net income	$1,517	$1,285	$4,049	$329
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1	11	(3)	97
Foreign currency translation adjustment	855	283	(452)	595

Total other comprehensive income (loss)	856	294	(455)	692

Comprehensive income	$2,373	$1,579	$3,594	$1,021

10. Commitments and Contingencies

As part of our normal course of business, we have purchase commitments to purchase $15.2 million of inventory through 2015.

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of the device in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for four quarters. The European earn-out period is measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $26,000 related to the European sales volume through September 30, 2010. The United States earn-out period is measured for four quarters following the first commercial sale in the United States. We consider the earn-out payments associated with the commercialization of the products in Europe and the U.S. to be contingent consideration that is being recorded as additional intangible assets in the periods that the contingency is resolved.

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% of Minvasive’s OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. As a result of the transaction, we recorded the estimated present value of amounts due as a $0.1 million receivable in other long term assets. All royalty payments received from Minvasive will be applied to the receivable, and any payments received in excess of the outstanding receivable balance will be recognized as a gain on disposition in the periods in which they are received.

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

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe and to distributors worldwide, excluding sales in North, South and Central America (LeMaitre Vascular, Inc.); France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Japan, Korea, and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
LeMaitre Vascular, Inc.	$8,887	$7,766	$25,807	$21,716
LeMaitre Vascular GmbH	3,421	4,211	11,372	11,597
Other entities	1,348	1,369	4,450	4,011

Total	$13,656	$13,346	$41,629	$37,324

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Vascular	$9,971	$8,936	$29,735	$24,901
Endovascular	2,698	3,301	8,934	9,284
General Surgery	987	973	2,907	2,829

Total Branded Products	13,656	13,210	41,576	37,014
OEM	—	136	53	310

Total	$13,656	$13,346	$41,629	$37,324

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

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock option awards to employees	$118	$83	$306	$213
Restricted common stock awards	144	191	397	506

Total share-based compensation	$262	$274	$703	$719

We have computed the fair values of employee stock options for option grants made during the nine months ended September 30, 2010 and 2009, respectively, using the Black-Scholes option model with the following assumptions:

	2010	2009
Dividend yield	0.0%	0.0%
Volatility	72.3%	80.6%
Risk-free interest rate	1.7%	2.2%
Weighted average expected option term (in years)	4.8	4.5
Weighted average fair value per share of options granted	$3.40	$1.86

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2010 and 2009 was $5.81 and $2.99, respectively.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

13. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$1,517	$1,285	$4,049	$329

Weighted average shares outstanding	15,622	15,695	15,638	15,675

Basic net income per share	$0.10	$0.08	$0.26	$0.02

Diluted:
Net income available for common stockholders	$1,517	$1,285	$4,049	$329

Weighted-average shares outstanding	15,622	15,695	15,638	15,675
Common stock equivalents, if dilutive	535	239	452	189

Shares used in computing diluted net income per common share	16,157	15,934	16,090	15,864

Diluted net income per share	$0.09	$0.08	$0.25	$0.02

For the three months and nine months ended September 30, 2010, 137,655 and 95,189 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months and nine months ended September 30, 2009, 357,075 and 270,550 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

14. Stockholders’ Equity

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2011, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 201,690 shares for $1.1 million in the nine months ended September 30, 2010. We have the authority to purchase $3.4 million of common stock remaining under the repurchase program as of September 30, 2010.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

15. Supplemental Cash Flow Information

	For the nine months ended September 30
	2010	2009
	(in thousands)
Cash paid for income taxes, net	$397	$359

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$233	$87

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

Our available-for-sale investments which include cash equivalents and short-term investments are subject to fair value accounting. The following table details the fair value measurements within the fair value hierarchy of our financial assets as of September 30, 2010, which were valued using Level 2 inputs (significant and observable assumptions) as follows (in thousands):

Corporate bonds	$150
Asset backed securities	19

$169

As of September 30, 2010, we had cash equivalents in repurchase agreements and U.S. treasury notes that were valued using Level 1 inputs (quoted market prices for identical assets) as follows (in thousands):

Repurchase agreements	$12,500
US Treasury Notes	11,498

$23,998

We measure certain assets at fair value on a non-recurring basis, including when we evaluate goodwill and intangible assets for impairment. In these cases, we apply the fair value measurement guidance outlined above. These fair value measurements are generally made using Level 3 measurements, principally discounted cash flow analyses.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(unaudited)

17. Subsequent Events

On October 27, 2010, our Board of Directors adopted a reorganization plan (the “Plan”) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali Srl and to improve efficiencies in manufacturing operations. We intend to transition the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts and terminate all employees at the Brindisi facility. In addition to the termination of the employees, the Plan provides for the relocation of manufacturing equipment, the eventual dissolution of our Biomateriali Srl subsidiary, and the hiring of approximately 15 employees to staff the required functions in Burlington.

Excluding employee termination benefits, we expect to record charges of approximately $1.8 million and cash outlays of approximately $2.6 million associated with the Plan. Although we are subject to certain minimum employee termination obligations under Italian law of approximately $0.3 million relating to mandatory notice and statutory severance; however the full termination benefits payable to these employees are subject to collective bargaining. Because these discussions are still in the preliminary stages, we are unable to make a good faith determination of an estimate of the amount and the timing of the restructuring charges or future cash expenditures related to such employee termination costs. We expect the transfer of production activities from Brindisi to Burlington will occur over the course of 2011. We expect to incur these restructuring charges beginning in the fourth quarter of 2010 and through 2011 as we complete the transfer to Burlington.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: the expected timing of the transition of production of our AlboGraft Vascular Graft from Brindisi, Italy to Burlington, Massachusetts, estimates of resulting restructuring charges, and any anticipated resulting benefits; our anticipated increases in research and development expenses; the liquidity of our investment portfolio; anticipated profitability in the fourth quarter of 2010 and thereafter and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AlboSure, AnastoClip, EndoRE, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, MollRing Cutter, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, TT, UnBalloon, VascuTape, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and AnastoClip GC and Biomateriali are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

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

Our products are used by vascular surgeons who treat peripheral vascular disease through both open surgical methods and more recently adopted endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide patients with a wide range of treatment options.

Below is a listing of our product categories and primary product lines:

•

Our Vascular product category includes our Expandable LeMaitre Valvulotome, Pruitt-Inahara, Inahara-Pruitt and Pruitt F3 Carotid Shunts, LeMaitre Balloon Catheters, EndoRE remote endarterectomy products, AnastoClip and AnastoClip GC Vessel Closure Systems, and AlboGraft Vascular Graft. We also report the results of our exclusive U.S. distribution of the XenoSure Biologic Vascular Patch within this category. Our distribution rights for this product expire on January 25, 2016, though prior to expiration we have the right to acquire this product from the manufacturer for a contractually determined amount commencing on January 1, 2014.

•

Our Endovascular product category includes our VascuTape Radiopaque Tape, TAArget Thoracic Stent Graft, and UniFit Abdominal Stent Graft. We also report the results of our exclusive distribution of the Endologix Powerlink System in 14 European countries within this category. Our distribution rights for this product expire on June 30, 2013 and there can be no assurance that we will continue to distribute the product thereafter.

•	Our General Surgery product category includes our Reddick Cholangiogram Catheter and related accessories.

In previous Annual and Quarterly Reports we reported the net sales of our AnastoClip Vessel Closure System within the Endovascular product category. As of January 2010, we are reporting these net sales in the Vascular category for all periods presented and discussed herein based upon a change of how the chief operating decision-maker manages this product line.

We sell our products primarily through a direct sales force. As of September 30, 2010, our sales force was comprised of 64 sales representatives in North America, the European Union and Japan. We also sell our products through a network of distributors in various countries outside of the United States and Canada. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Milan, Italy, and a manufacturing facility in Brindisi, Italy. For the nine months ended September 30, 2010, approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

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

On October 27, 2010, our Board of Directors adopted a reorganization plan (the “Plan”) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali Srl and to improve efficiencies in our manufacturing operations. We intend to transition the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts and terminate all employees at our Brindisi, Italy facility. In addition to the termination of the employees, the Plan provides for the relocation of manufacturing equipment, the eventual dissolution of our Biomateriali Srl subsidiary, and the hiring of approximately 15 employees to staff the required functions in Burlington. We expect that the Plan will reduce AlboGraft-related cost of sales and general and administrative expense commencing in 2012.

Excluding employee termination benefits, we expect to record charges of approximately $1.8 million and cash outlays of approximately $2.6 million associated with the Plan. Although we are subject to certain minimum employee termination obligations under Italian law of approximately $0.3 million relating to mandatory notice and statutory severance, the termination benefits payable to these employees are subject to collective bargaining. Because these discussions are still in the preliminary stages, we are unable to make a good faith determination of an estimate of the amount and the timing of the restructuring charges or future cash expenditures related to such employee termination costs. We expect that the transfer of production activities from Brindisi to Burlington will occur over the course of 2011. We expect to incur these restructuring charges beginning in the fourth quarter of 2010 and through 2011 as we complete the transfer to Burlington.

In October 2010, we elected to significantly decrease research and development spending in support of our TAArget and UniFit stent grafts and indefinitely suspended all clinical studies of these products. We intend to reinvest the resulting operational savings in other product development and clinical and regulatory initiatives. Our TAArget and UniFit product lines collectively accounted for 3% of our net sales for the three months ended September 30, 2010, a decline of 55% from the same period in the prior year. We currently intend to continue selling these products in our international markets.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, affect our financial results. For the nine months ended September 30, 2010, approximately 38% of our sales were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

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

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during the two most recently completed fiscal years:

(amounts in thousands)
(unaudited)
	2010			2009				2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total net sales	13,656	14,158	13,815	13,584	13,346	12,630	11,348	12,111	12,023	12,739	11,847
Impact of currency exchange rate fluctuations (1)	(418)	(336)	314	613	(215)	(699)	(622)	(448)	452	836	674
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	(105)	(65)	95	397	333	234	101	235	703	929	1,133

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three and nine months ended September 30, 2010, to the three and nine months ended September 30, 2009

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended September 30			Nine months ended September 30
(unaudited)	2010	2009	Percent change	2010	2009	Percent change
	($ in thousands)
Net sales	$13,656	$13,346	2%	$41,629	$37,324	12%

Net sales by product category:
Vascular	$9,971	$8,936	12%	$29,735	$24,901	19%
Endovascular	2,698	3,301	(18%)	8,934	9,284	(4%)
General Surgery	987	973	1%	2,907	2,829	3%

Total Branded Products	13,656	13,210	3%	41,576	37,014	12%
OEM	—	136	(100%)	53	310	(83%)

Total	$13,656	$13,346	2%	$41,629	$37,324	12%

Net sales by geography:
Americas	$8,886	$7,766	14%	$25,806	$21,716	19%
International	4,770	5,580	(15%)	15,823	15,608	1%

Total	$13,656	$13,346	2%	$41,629	$37,324	12%

Net sales. Net sales increased 2% to $13.7 million for the three months ended September 30, 2010, compared to $13.3 million for the three months ended September 30, 2009. The divestiture of the Optilock Implantable Port and the discontinuance of the aSpire stent reduced year-over-year sales by 1%, while changes in foreign currency exchange rates reduced net sales by 3%. Excluding these effects, net sales for the three months ended September 30, 2010 grew 6%.

Net sales increased 12% to $41.6 million for the nine months ended September 30, 2010, compared to $37.3 million for the nine months ended September 30, 2009. The net effect of business development activities did not materially impact year-over-year sales growth while changes in foreign currency exchange rates reduced net sales by 1% for the nine months ended September 30, 2010. Excluding these effects, net sales for the nine months ended September 30, 2010 grew 13%.

Sales increases for the three months ended September 30, 2010 were largely driven by higher average selling prices across nearly all product lines, particularly in the United States, as well as increased sales in nearly all Vascular category products including valvulotomes of $0.5 million, vessel closure systems of $0.2 million, and biologic patches of $0.2 million. These gains were partially offset by decreases in selected product lines including decreases in TAArget and UniFit stent grafts sales of $0.6 million, as well as the divestiture of the OptiLock Implantable Port and discontinuance of the aSpire Stent, which reduced sales by $0.1 million.

Sales increases for the nine months ended September 30, 2010 were largely driven by higher average selling prices across nearly all product lines, as well as increased sales in all Vascular category products including valvulotomes of $1.5 million, biologic patches of $0.9 million, shunts of $0.8 million, remote endarterectomy of $0.6 million, and vascular grafts of $0.5 million. These gains were partially offset by decreases in selected product lines including decreases in TAArget and UniFit stent graft sales of $0.2 million, as well as the divestiture of the OptiLock Implantable Port and discontinuance of the aSpire Stent, which reduced sales by $0.2 million.

On March 31, 2010, we discontinued sales of the aSpire covered stent. On June 1, 2010, we sold our OptiLock Implantable Port product line. Sales of these two product lines were $0.1 million in the three months ending December 31, 2009.

Direct-to-hospital net sales were 95% and 93% for the three and nine months ended September 30, 2010, respectively, up from 92% for the three and nine months ended September 30, 2009. The increase was largely due to strong results from our Vascular products in the Americas and reduced sales to international distributors and OEM customers.

Net sales by geography. Net sales in the Americas increased $1.1 million for the three months ended September 30, 2010. The increase was largely the result of higher average selling prices across nearly all product lines and increases in nearly all Vascular category products including the vessel closure systems and the biologic patches of $0.2 million. International net sales decreased $0.8 million for the three months ended September 30, 2010. The decline was primarily driven by decreases in the TAArget and UniFit stent grafts, and by the negative effects of the change in foreign currency exchange rates of $0.4 million, and was partially offset by increases in valvulotomes sales.

Net sales in the Americas increased $4.1 million for the nine months ended September 30, 2010. The increase was largely the result of higher average selling prices across nearly all product lines and increases in all Vascular category product sales including increased sales of the biologic patches of $0.9 million. International net sales increased $0.2 million for the nine months ended September 30, 2010. The increase was primarily driven by increased sales of the vascular grafts of $0.5 million, the Powerlink System of $0.3 million, and by overall sales growth by French, Italian, and Japanese subsidiaries. These increases were partially offset by decreases in our TAArget and UniFit stent graft product lines, and by the effect of negative currency exchange rate fluctuations of $0.4 million. For the first quarter of 2009, AlboGraft Vascular Grafts sales were temporarily depressed in connection with the termination of the Edwards distribution agreement.

International direct-to-hospital net sales increased to 88% of total international net sales for the three months ended September 30, 2010, up from 81% for the three months ended, September 30, 2009. International direct-to-hospital net sales increased to 84% of total international net sales for the nine months ended September 30, 2010 from 82% from the same period in the prior year. Increases in the percent of international direct-to-hospital net sales were primarily due to weak distributor and OEM sales, as well as decreased TAArget and UniFit stent graft sales.

	Three months ended September 30				Nine months ended September 30
(unaudited)	2010	2009	$ Change	Percent change	2010	2009	$ Change	Percent change
	($ in thousands)
Gross profit	$10,398	$9,743	$655	6.7%	$31,372	$27,131	$4,241	15.6%

Gross margin	76.1%	73.0%	*	3.1%	75.4%	72.7%	*	2.7%

*	Not a meaningful percentage relationship.

Gross Profit. Gross profit increased 6.7% to $10.4 million for the three months ended September 30, 2010, while gross margin increased 3.1% to 76.1% in the same period. The gross margin increase was largely the result of improved manufacturing efficiencies, higher average selling prices across nearly all product lines, particularly in the United States, and favorable geographic and product sales mix. The gross margin increase was partially offset by an increase in excess and obsolete inventory write-downs of $0.1 million.

Gross profit increased 15.6% to $31.4 million for the nine months ended September 30, 2010, while the gross margin increased 2.7% to 75.4% in the same period. The gross margin increase was largely the result of improved manufacturing efficiencies, higher average selling prices across nearly all product lines, particularly in the United States, and favorable geographic and product sales mix. The gross margin increase was partially offset by an increase in excess and obsolete inventory write-downs of $0.4 million, and the discontinuance of the aSpire product line.

	Three months ended September 30, 2010				Nine months ended September 30, 2010
(unaudited)	2010	2009	$ change	Percent change	2010	2009	$ change	Percent change
	($ in thousands)
Sales and marketing	4,698	4,508	190	4%	$14,339	$12,903	$1,436	11%
General and administrative	2,533	2,494	39	2%	7,642	7,431	211	3%
Research and development	1,135	1,448	(313)	(22%)	4,013	4,194	(181)	(4%)
Restructuring charges	—	—	—	*	—	1,777	(1,777)	*
Impairment charge	—	—	—	*	68	106	(38)	*

Total	$8,366	$8,450	$(84)	(1%)	$26,062	$26,411	$(349)	(1%)

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	2010 as a % of Net Sales	2009 as a % of Net Sales	Change	2010 as a % of Net Sales	2009 as a % of Net Sales	Change

Sales and marketing	34%	34%	0%	34%	35%	(1%)
General and administrative	19%	19%	0%	18%	20%	(2%)
Research and development	8%	11%	(3%)	10%	11%	(1%)
Restructuring charges	0%	0%	0%	0%	5%	(5%)
Impairment charge	0%	0%	0%	0%	0%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2010 sales and marketing expenses increased 4% to $4.7 million. Selling expenses increased $0.3 million while marketing expenses decreased $0.1 million. Selling expense increases were largely driven by higher commission costs of $0.3 million and seven additional sales representatives versus the prior year period. For the three months ended September 30, 2010, foreign currency exchange rate fluctuations decreased sales and marketing expenses by $0.2 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses were 34% in the three months ended September 30, 2010, comparable to the prior year quarter.

For the nine months ended September 30, 2010 sales and marketing expenses increased 11% to $14.3 million. Selling expenses increased $1.4 million while marketing expenses remained flat. Selling expense increases were largely driven by higher commission costs of $1.3 million and additional sales representatives. For the nine months ended September 30, 2010, foreign currency exchange rate fluctuations decreased sales and marketing expenses by $0.2 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses decreased to 34% in the nine months ended September 30, 2010, from 35% in the prior year period.

General and administrative. For the three months ended September 30, 2010, general and administrative expenses increased 2% to $2.5 million. The increase was largely the result of higher personnel costs of $0.1 million, and was partially offset by foreign currency exchange rate fluctuations which decreased general and administrative expenses by $0.1 million compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 19% in the three months ended September 30, 2010, comparable to the prior year quarter.

For the nine months ended September 30, 2010, general and administrative expenses increased 3% to $7.6 million. The increase was largely the result of higher personnel costs of $0.5 million and was partially offset by a decrease in professional services of $0.2 million. For the nine months ended September 30, 2010, foreign currency exchange rate fluctuations decreased general and administrative expenses by $0.1 million compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 18% for the nine months ended September 30, 2010, a decrease of 2% from the nine months ended September 30, 2009.

Research and development. For the three months ended September 30, 2010, research and development costs decreased 22% to $1.1 million. Clinical and regulatory expenses decreased $0.2 million, primarily due to lower expenses associated with our ENTRUST clinical trial, as well as a decrease in royalty payments of $0.1 million due to declines in TAArget and UniFit stent grafts sales.

For the nine months ended September 30, 2010, research and development costs decreased 4% to $4.0 million. Clinical and regulatory expenses decreased $0.2 million and royalty payments decreased $0.1 million while product development increased $0.1 million.

As a percentage of net sales, research and development expenses were 8% for the three months ended September 30, 2010, a decrease of 3% from the three months ended September 30, 2009. As a percentage of net sales, research and development expenses were 10% for the nine months ended September 30, 2010, a decrease of 1% from the nine months ended September 30, 2009. We expect research and development spending to eventually return to approximately 10-11% of net sales as we redeploy the anticipated savings from our TAArget and UniFit stent grafts into regulatory, clinical and product development spend.

Restructuring. In March 2009, we incurred a $1.8 million restructuring charge related to the March 27, 2009 termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences. The transaction included the payment of $3.5 million in exchange for the termination of the distribution agreement, as well as the acquisition of detailed customer information, transition services, and remaining product inventory. We did not incur any restructuring charges in the three months or nine months ended September 30, 2010.

Impairment charge. Impairment charges were $0.1 million for the nine months ended September 30, 2010 and 2009.

Foreign exchange gains / losses. Foreign exchange gains and losses for the three and nine months ended September 30, 2010 were not material. Foreign exchange gains for the three and nine months ended September 30, 2009 were $0.2 million. The 2009 foreign exchange gains were due to the comparative weakening of the U.S. dollar versus the euro during the financial period.

Income tax expense. We recorded a provision for taxes of $0.5 million on pre-tax income of $2.0 million for the three months ended September 30, 2010, compared to $0.2 million on a pre-tax income of $1.5 million for the three months ended September 30, 2009. We recorded a provision for taxes of $1.3 million on pre-tax income of $5.3 million for the nine months ended September 30, 2010, compared to $0.6 million on a pre-tax income of $0.9 million for the nine months ended September 30, 2009. Our current period provision is based on the estimated annual effective tax rate for 2010 of 24.0%, which includes estimated federal and state income taxes of approximately $1.2 million, as well as foreign income taxes of $0.1 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to the utilization of United States tax credit carryforwards and net operating losses. In 2009, our income tax provision was driven by taxable earnings at a foreign subsidiary of $0.2 million, the recording of a deferred tax liability related to the amortization of goodwill for U.S. tax reporting purposes of $0.2 million which could not be offset by existing deferred tax assets, U.S. alternative minimum taxes of $0.1 million, and a one-time discrete item related to a deferred tax liability of $0.1 million. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed.

We provide a valuation allowance for substantially all of our net deferred tax assets, as at September 30, 2010 we believed it to be more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes would not be realized. However, we may transition from our cumulative loss position into profitability and meet certain other criteria in the fourth quarter of 2010, which may result in the reversal of a significant portion or, all of the valuation allowance, which would then be recorded as a tax benefit in the consolidated statements of operations in the period of reversal.

The estimated annual effective tax rate for 2010 does not consider the research and development tax credit as it has expired under federal statute. If the research and development tax credit is reenacted by the end of 2010, we would recognize the credit as a discrete item in the consolidated statements of operations in the period which the statute is passed.

In 2009, we utilized $4.8 million of our U.S net operating loss carryforwards. During 2010, we expect to utilize the remaining $1.8 million of U.S net operating loss carryforwards, which would result in an increased provision for taxes on a prospective basis once these tax attributes have been fully utilized.

Liquidity and Capital Resources

At September 30, 2010, our cash, cash equivalents and marketable securities were $27.6 million as compared to $24.0 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits, fully collateralized overnight repurchase agreements, and U.S. government obligations, and are stated at cost, which approximates fair value. Our marketable securities are primarily marketable debt securities, corporate bonds, and U.S. government securities that we classify as available-for-sale and are carried at fair market value. We did not hold any mortgage asset-backed or auction-rate securities in our investment portfolio as of September 30, 2010.

The majority of our marketable securities have remaining maturities of two years or less. As of September 30, 2010, our investment portfolio included $0.2 million of corporate bonds and asset-backed securities, collateralized by credit card debt and auto loans. In the event of a temporary decline in market value, we have the intent and ability to hold our debt investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary. Although the inherent volatility of global financial markets can affect the liquidity and valuation of selected securities, we do not anticipate that these events will result in significant portfolio liquidity limitations or write-downs, although we can make no assurances to this effect.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $ 2.0 million for the three months ended September 30, 2010 and have recognized operating income in excess of $1.0 million for each of the past six quarters. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, distributor terminations, and operational restructurings, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	the transfer of AlboGraft Vascular Graft manufacturing from Brindisi, Italy to Burlington, Massachusetts;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	litigation;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our products and products in development;

•	the effects of competing technological and market developments; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Credit Facility

We terminated our revolving line of credit with Brown Brothers Harriman & Co. effective as of August 23, 2010. Our borrowing capacity under this facility was $10 million and the maximum principal amount of any letters of credit issued as part of this facility was $3 million. Loans made under this revolving line of credit bore interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and were collateralized by substantially all of our assets. The loan agreement required that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of August 23, 2010 and December 31, 2009, we had no borrowings outstanding under this credit facility and were in compliance with these covenants.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2010	2009	Net Change
Cash and cash equivalents	$27,453	$19,809	$7,644

Cash flows provided by (used in):
Operating activities	$6,083	$3,471	$2,612
Investing activities	(544)	388	(932)
Financing activities	(1,233)	(32)	(1,201)

Net cash provided by operating activities. Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2010, and consisted of the $4.0 million net income, adjusted for non-cash items of $2.8 million (including depreciation and amortization of $1.0 million, stock-based compensation of $0.7 million, provision for inventory write-offs of $0.7 million, and provision for income taxes of $0.2 million) and was partially offset by changes in working capital of $0.8 million. The net cash used by changes in working capital was principally the result of an increase in inventories and accounts receivable offset by a decrease in accounts payable and other liabilities.

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

Net cash provided by (used in) investing activities. Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2010. This was primarily due to the purchase of property and equipment of $1.2 million, partially offset by the sales and maturities of marketable securities of $0.6 million.

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2009. This was primarily due to sales and maturities of marketable securities of $2.5 million, partially offset by the purchase of technology and other intangibles of $1.0 million, payments made related to prior year acquisitions of $0.6 million, and the purchase of property and equipment of $0.5 million.

In 2007, we purchased certain patent applications and in-process research and development from Arizona Heart Innovative Technologies, LLC. Earn-out payments associated with the commercialization of the device in the European Union and the United States were included as part of the consideration. The European earn-out period is measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $26,000 related to the European sales volume earn-out through September 30, 2010. The U.S. earn-out period is measured for four quarters following the first commercial sale in the United States. We anticipate that the payment of resulting future earn-out obligations may impact cash flow from investing activities in 2011.

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% of Minvasive’s OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full.

On October 27, 2010, our Board of Directors adopted a reorganization plan (the “Plan”) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali Srl and to improve efficiencies in our manufacturing operations. We intend to transition the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts and terminate all employees at our Brindisi, Italy facility. Excluding employee termination benefits, we expect cash outlays of approximately $2.6 million associated with the Plan. Although we are subject to certain minimum employee termination obligations under Italian law of approximately $0.3 million relating to mandatory notice and statutory severance, the termination benefits payable to these employees are subject to collective bargaining. We expect to incur these cash outlays beginning in the fourth quarter of 2010 and through 2011 as we complete the transfer to Burlington.

Net cash used in financing activities. Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2010 which was primarily driven by the purchase of $1.1 million of our outstanding shares under our stock repurchase plan and the purchase of $0.2 million of our common stock related to withholding taxes associated with the vesting of restricted stock units which was partially offset by proceeds of $0.1 million of from stock option exercises.

Net cash used in financing activities were not significant for the nine months ended September 30, 2009; however, the primary use of cash resulted from the purchase of $0.1 million of treasury stock under our stock repurchase plan which was partially offset by proceeds of $0.1 million from the Italian government loan program that we assumed as part of our purchase of Biomateriali.

Contractual Obligations

Our principal contractual obligations consist of operating leases, inventory purchase commitments, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of September 30, 2010:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$4,373	$1,188	$1,876	$1,309
Purchase commitments for inventory	14,973	3,001	10,119	1,853
FIN48 unrecognized tax benefits	299	299	—	—

Total contractual obligations	$19,645	$4,488	$11,995	$3,162

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2010.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2010. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) revised the accounting rules regarding fair value disclosures. This revised guidance requires additional disclosures related to transfers between levels in the hierarchy of fair value measurement. We adopted this guidance effective January 1, 2010. The revised guidance does not change how fair values are measured; accordingly, the adoption did not have an effect on our consolidated results of operations or financial condition. For the nine months ended September 30, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2010, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 29, 2010, we describe risk factors related to LeMaitre Vascular. The following risk factor is a substantive change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully review this risk and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

If we experience difficulties in relocating manufacturing operations related to our AlboGraft Vascular Graft from Brindisi, Italy to Burlington, Massachusetts, then our financial condition and results of operations could be harmed.

We intend to relocate the manufacturing operations related to our AlboGraft Vascular Graft from Brindisi, Italy to our Burlington, Massachusetts headquarters. While we are currently negotiating employee termination benefits with the two unions that represent our Brindisi employees, there can be no assurance that these negotiations will be successful. Without the cooperation of our Brindisi employees we would be more likely to encounter difficulties or delays which could negatively impact product quality or impair our ability to manufacture sufficient quantities of the devices to satisfy demand. Further, this transfer may be more expensive than we currently anticipate and we may not be successful in duplicating manufacturing processes in a timely manner. If our relocation is delayed or more costly than anticipated, our financial condition or results of operations may be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2010 through July 31, 2010	17,682	$5.67	4,882	$3,754,273
August 1, 2010 through August 31, 2010	—	$—	27,013	$3,587,014
September 1, 2010 through September 30, 2010	15,949	$6.99	27,514	$3,397,330

Total	33,631	$6.30	59,409	$3,397,330

(1)	For the three months ended September 30, 2010, we repurchased 33,631 shares of our common stock in conjunction with the tender of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The expiration date of this program is December 31, 2011.

Use of Proceeds from the Sale of Registered Securities

None

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2010.

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