Form 10-K
period 2010-12-31
LEMAITRE VASCULAR INC
filed 2011-03-30
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2010: $48,347,712. The number of shares held by stockholders whose ownership exceeds 5% of the registrant’s common stock outstanding at June 30, 2010 is based on Schedules 13D and 13G filed by such stockholders for the year ended December 31, 2009 and subsequent reports, if any, filed by such stockholders pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 23, 2011, the registrant had 15,466,207 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2010 FORM 10-K ANNUAL REPORT

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance, or financial conditions:

•	the unpredictability of our quarterly net sales and results of operations;

•	our ability to keep pace with a rapidly evolving marketplace and to develop or acquire and then successfully market new and enhanced products;

•	our ability to successfully identify, acquire, and integrate new products, businesses, and technologies and realize expected benefits;

•	our ability to compete in the medical device industry;

•	the effect of a disaster at any of our manufacturing facilities;

•	the loss of any significant suppliers, especially sole-source suppliers;

•	the loss of any distributor or any significant customer, especially in regard to any product that has a limited distributor or customer base;

•	our ability to adequately grow our operations and attain sufficient operating scale;

•	our ability to obtain adequate profit margins;

•	our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	possible product liability lawsuits and product recalls;

•	inadequate levels of third-party reimbursement to healthcare providers;

•	our ability to obtain and maintain U.S. and foreign regulatory clearance for our products and our manufacturing operations;

•	our ability to raise sufficient capital when necessary or at satisfactory valuations;

•	loss of key personnel; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, EndoHelix, EndoRE, Expandable LeMaitre Valvulotome, Flexcel, Glow ‘N Tell, Grice, Inahara-Pruitt, InvisiGrip, LeverEdge, LifeSpan, MollRing Cutter, NovaSil, Periscope, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, TAArget, TT, UniFit, VascuTape, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and AlboSure, Martin, Reddick-Saye, UnBalloon and VCS are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and implants for the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons. Our diversified portfolio of peripheral vascular devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, including the Expandable LeMaitre Valvulotome, the Pruitt F3 Carotid Shunt, and VascuTape Radiopaque Tape.

We have grown our business by using a three-pronged strategy: competing in niche markets, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. Since 1998 we have built our sales force from zero to 67 direct sales representatives and we have completed a number of vascular device acquisitions.

We estimate that peripheral vascular disease affects more than 20 million people worldwide. We estimate that the annual worldwide market for all peripheral vascular devices is approximately $3 billion and that the annual worldwide market addressed by our core product lines approximates $750 million. We believe that this market will grow due to the increase in the incidence and diagnosis of peripheral vascular disease, a shift to higher priced endovascular devices, and the adoption of western healthcare standards by the developing world. We believe that our strong brands, established sales force, evolving suite of peripheral vascular devices, and broad network of vascular surgeon customers position us to capture an increasing share of this large and growing market.

We sell 13 product lines, most of which are used in open vascular surgery and some of which are used in endovascular procedures. No single product line accounts for more than 25% of our revenues.

Historically, we have been a leading provider of vascular surgery products in niche product markets characterized by low or limited competition. More recently we have sought to leverage our market leadership in these niche product markets by selling complementary products in more competitive, larger market segments. In addition, our vascular surgeon customers are increasingly performing minimally invasive endovascular procedures, presenting us with attractive opportunities to sell new devices that address their changing product needs.

We sell our products primarily through a direct sales force. Our sales force was comprised of 67 field sales representatives in North America, the European Union, and Japan as of December 31, 2010. We also sell our products through a network of distributors in countries where we do not have a direct sales force. For the year ended December 31, 2010, approximately 93% of our net sales were generated through our direct sales force, and no single customer accounted for more than 2% of our net sales.

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

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 2,000 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe and Japan. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both conventional vascular surgeries and endovascular procedures. Conventional vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging technologies.

Our History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our Expandable LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 13 product lines.

We have conducted several acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s)
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Vascular access grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Thoracic and abdominal stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2008	XenoSure(1)	Biologic vascular patch(1)
2010	LifeSpan	ePTFE grafts

(1)	We obtained exclusive rights to distribute this product under our “XenoSure” brand in the United States and most of Europe until January 26, 2016, and an option to acquire this product commencing January 2, 2014 and expiring January 26, 2016. If we do not meet our obligations under our distribution agreement with the manufacturer, the manufacturer could terminate the agreement, and we would lose our purchase option to acquire this product.

We have relocated most of the manufacturing operations associated with these acquisitions to our Burlington, Massachusetts, headquarters and we continue to look at ways to make our operations more efficient.

Prior to 1999, we had no direct sales force and instead relied on direct marketing to generate brand awareness and product loyalty. In 1999, we began building a direct sales organization that we have continued to expand, most recently into the French and Italian markets in 2007 and 2008, respectively. We currently sell products directly to our hospital customers in the United States and Canada, Japan, and most major European markets. In furtherance of this strategy, we intend to initiate direct sales in Spain and Denmark in 2011.

Our Business Strategies

Our goal is to be the leading global provider of medical devices to vascular surgeons.

To achieve this objective, we are utilizing the following long-term strategies:

•

Focus on niche markets. We seek to build and maintain market-leading share positions in niche product markets. We believe that the relative lack of competitive focus on these markets by larger competitors with greater resources, and the differentiated features and consistent quality of our products, allow for higher selling prices in these markets. In recent years we have sought to leverage these market-leading share positions by selling complementary products in more competitive, larger market segments.

•

Expand Our Direct Sales Force. We sell our products primarily through a direct sales force in North America, the European Union, and Japan. We intend to further expand our sales force over time. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices, and are not subject to the risk of customer churn resulting from distributor turnover.

•

Add Complementary Products through Acquisitions, Research and Development, and Additional Regulatory Approvals. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We actively track industry developments and plan to acquire additional product lines and businesses, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new markets in order to further access the broader peripheral vascular device market.

Our Products

The following table describes the primary use and availability of each of our product lines as of March 30, 2011:

Generally Available for Sale in(1)
Product Category	Product Line	Primary Use	United States	European Union	Japan
Vascular	Balloon Catheters - LeMaitre Embolectomy Catheters - Over-the-Wire Embolectomy Catheters - NovaSil Embolectomy Catheters - Pruitt Occlusion Catheters - Distal Perfusion Catheter	Removal of blood clots; occlusion, and facilitation of blood flow	✓	✓	✓
	Carotid Shunts - Pruitt F3 Carotid Shunts - Pruitt- Inahara Carotid Shunts - Flexcel Carotid Shunts	Facilitation of blood flow to brain during carotid plaque removal	✓	✓	✓
	Remote Endarterectomy Devices - MollRing Cutter Transection Device - Martin Dissector - EndoHelix Retrieval Device - Periscope Dissector - Ring Stripper	Removal of blockages in the major arteries of the leg	✓	✓
	Valvulotomes - Expandable LeMaitre Valvulotome	Destruction of vein valves to create vein bypass grafts	✓	✓	✓
	Vascular Grafts - AlboGraft Knitted Vascular Grafts - AlboGraft Woven Vascular Grafts - LifeSpan ePTFE Vascular Grafts	Synthetic vessels for use in bypass and replacement procedures	✓	✓	✓
	Vascular Patches(2) - AlboSure Vascular Patches - XenoSure Biologic Patches	Synthetic and biological patches for use in closing incisions in a blood vessel	✓	✓
	Vein Strippers - InvisiGrip Vein Stripper	Single-incision removal of varicose veins	✓	✓	✓
	Vessel Closure Systems - AnastoClip VCS Vessel Closure System - AnastoClip GC Vessel Closure System - Accessory Devices	Attachment of blood vessels, primarily for dialysis access	✓	✓	✓
Endovascular	Aortic Stent Grafts(3) - TAArget Thoracic Stent Graft - UniFit Abdominal Stent Graft - Cuffs and Extenders - TT Tortuous Tracker Introducer System	Endovascular repair of abdominal and thoracic aortic aneurysms and thoracic dissections	In clinical studies	✓	Preparing regulatory submission
	Manual Contrast Injectors - LeverEdge Contrast Injector	Injection of contrast media into blood vessels	✓	✓
	Modeling Catheters - The UnBalloon Non-Occlusive Modeling Catheter	Improvement in the seal of aortic stent grafts	Application submitted (4)	Application submitted (4)	Application submitted
	Radiopaque Tape - Glow ‘n’ Tell Tape - LeMaitre Stent Guide	Improvement in precision of vascular and endovascular procedures	✓	✓	✓
General Surgery	Laparoscopic Cholecystectomy Devices - Reddick Cholangiogram Catheter - Reddick-Saye Screw Retractor Kit - Grice Laparoscopic Suture Needle	Introduction of dye into the cystic duct; related uses	✓	✓	✓

(1)	Due to varying regulatory schemes and product introduction timelines, it may be that only some models within the applicable product line are approved for sale in the indicated market. For example, in our Vascular Grafts product line, our LifeSpan ePTFE Vascular Graft is available for sale in the United States, the European Union and Japan, but our AlboGraft products are not yet available for sale in Japan.
(2)	Our synthetic patch, the AlboSure Vascular Patch, is not yet commercially available. We intend to begin selling this device in the second half of 2011. Our XenoSure Biologic Vascular Patch is manufactured by Neovasc Inc. We have exclusive rights to distribute this product under our “XenoSure” brand in the United States and most of Europe until January 26, 2016, and an option to acquire this product commencing January 2, 2014 and expiring January 26, 2016. If we do not meet our obligations under our distribution agreement with the manufacturer, the manufacturer could terminate the agreement, and we would lose our purchase option to acquire this product.
(3)	In October 2010, we discontinued research and development activities and suspended clinical studies related to our aortic stent grafts, and in January 2011, we initiated a process to potentially divest these products. There can be no assurance that we will be successful in divesting these products on terms acceptable to us.
(4)	We withdrew The UnBalloon Non-Occlusive Modeling Catheter from the market in 2010 in order to resolve a design issue and improve user convenience. We have revised the device and have submitted applications for 510(k) clearance and for the Conformité Européenne (CE mark), with the U.S Food and Drug Administration (FDA) and with our Notified Body, respectively.

We also distribute the Powerlink System, a bifurcated abdominal stent graft manufactured by Endologix, Inc., and ArterX Vascular Sealant, a surgical sealant manufactured by Tenaxis Medical, Inc., in several European countries, and from time to time we engage in a limited amount of private label manufacturing. Endologix has stated that it intends to create its own direct sales organization in Europe and we believe it is unlikely that our agreement with Endologix will be extended past its current June 30, 2013 expiration.

Vascular Products

Our vascular products are used primarily in open vascular surgery for the treatment of peripheral vascular disease. Descriptions of our primary vascular product offerings follow.

Balloon Catheters for Embolectomy, Occlusion and Perfusion

Our LeMaitre line of embolectomy catheters are used to remove blood clots from arteries or veins. We manufacture single-lumen latex and latex-free embolectomy catheters as well as dual-lumen latex embolectomy catheters. The dual-lumen embolectomy catheter allows clot removal and simultaneous irrigation or guide-wire trackability. Occlusion catheters temporarily occlude blood flow to allow the vascular surgeon time and space to complete a given procedure. Perfusion catheters temporarily perfuse blood and other liquids into the vasculature. Our Pruitt line of occlusion and perfusion catheters reduces vessel trauma by using internal balloon fixation rather than traditional external clamp fixation.

Carotid Shunts

Our Pruitt F3, Pruitt-Inahara, Inahara-Pruitt, and Flexcel Carotid Shunts are used to temporarily divert, or shunt, blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3, Pruitt-Inahara, and Inahara-Pruitt shunts feature internal balloon fixation that eliminates the need for clamps, thereby reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to secure their shunt using externally placed clamps.

Remote Endarterectomy Devices

Our EndoRE line of remote endarterectomy devices are used to remove severe atherosclerotic blockages from the major arteries of the leg in a minimally invasive procedure requiring a single incision in the groin. Our

EndoRE devices are used to separate the sclerotic blockage from the vessel, cut the far end of the blockage to free it for removal, and then withdraw the blockage from the vessel. A retrospective 133-patient clinical study published in the February 2006 Journal of Vascular Surgery found that, compared to bypass procedures, this minimally invasive procedure leads to less trauma to the patient and reduced hospital stays. It also preserves the patient’s own veins for future use in an unrelated bypass procedure.

Valvulotomes

Our Expandable LeMaitre Valvulotome cuts valves in the saphenous vein, a vein that runs from the ankle to the groin, so that it can function as a bypass vessel to carry blood past diseased arteries to the lower leg or the foot. The Expandable LeMaitre Valvulotome is the only self-sizing and self-centering valvulotome available. We believe that the Expandable LeMaitre Valvulotome reduces costs for hospitals by enabling less invasive bypass surgery to be performed with several one-inch incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications. The Expandable LeMaitre Valvulotome is the sixth generation of the original valvulotome developed by our founder, George D. LeMaitre, M.D.

Vascular Grafts

Our AlboGraft Woven and Knitted Vascular Grafts are collagen-impregnated polyester grafts used to bypass or replace diseased arteries. They are available in both straight tube and bifurcated versions.

Our LifeSpan ePTFE Vascular Graft is an expanded polytetrafluoroethylene (ePTFE) graft used to bypass or replace diseased arteries, and to create dialysis access sites. They are available in both regular and thin wall options and with an optional full or partial external spiral support to increase resistance to compression or kinking. Our stepped and quick tapered LifeSpan models are designed to reduce the risk of steal syndrome and high cardiac output, which are complications that may arise in dialysis access grafts.

Vascular Patches

Our AlboSure Vascular Patch is a polyester patch used in conjunction with endarterectomy and vascular reconstructions. We have received regulatory clearance to market our AlboSure Vascular Patch in the United States and European Union and intend to begin selling this device in the second half of 2011. Vascular surgeons use patches in conjunction with carotid endarterectomy, remote endarterectomy, and other vascular reconstructions.

We also distribute the XenoSure Biologic Vascular Patch, a patch made from bovine pericardium. The patch is exceptionally strong, uniform and easy to handle and suture. We have exclusive rights to distribute this product under our “XenoSure” brand in the United States and most of Europe until January 26, 2016, and an option to acquire this product commencing January 2, 2014 and expiring January 26, 2016.

Vessel Closure Systems

Our AnastoClip VCS and AnastoClip GC Vessel Closure Systems allow surgeons to deploy titanium clips to attach vessels, native and prosthetic, to one another. These vessel closure systems create an interrupted anastomosis, or a vessel attachment that expands and contracts as the vessel pulses, which we believe improves the durability of the anastomosis.

A retrospective 1,110-patient clinical study published in the August 2003 Journal of Vascular Surgery found that the AnastoClip VCS Vessel Closure System improved 24-month patency versus traditional continuous sutures from approximately 34% to 54% in arterio-venous fistulae, which are surgical attachments of arteries and veins, and from approximately 17% to 36% in prosthetic grafts attachments. In 2010 we released the next-generation AnastoClip GC Vessel Closure System, with a new clip design that is intended to provide additional security and ease of use.

Endovascular Products

Our endovascular products are used primarily by vascular surgeons in minimally invasive endovascular procedures, such as stent-grafting, angioplasty, stenting, and atherectomy. Descriptions of our primary endovascular product offerings follow.

Aortic Stent Grafts

Our TAArget Thoracic Stent Graft is an endovascular graft used to treat an aortic aneurysm, a weakening and ballooning of the aorta, or an aortic dissection, a separation of the layers of the aortic wall that often leads to rupture and death, in each case in the upper part of the aorta, known as the thoracic aorta. The TAArget Thoracic Stent Graft features our TT Tortuous Tracker Delivery System. TAArget’s flexible, encapsulated design uses ePTFE, which is designed to prevent the stent scaffolding from contacting either the blood stream or the vessel wall. This design also allows us to offer a wide range of stent grafts sizes, including tapered grafts, which fit a wider range of patient anatomies than many of our competitors’ products.

Our UniFit Abdominal Stent Graft is a non-bifurcated endovascular graft used to treat aneurysms in the lower part of the aorta, known as the abdominal aorta, and the iliac arteries. The UniFit device is similar in design to the TAArget device, with a flexible, encapsulated design and similar manufacturing advantages that allow us to offer a wide range of stent graft sizes and custom-built devices. The UniFit Abdominal Stent Graft is also available with the TT Tortuous Tracker Delivery System.

In October 2010, we discontinued research and development activities and suspended clinical studies related to our aortic stent grafts, and in January 2011 we initiated a process to potentially divest these products. There can be no assurance that we will be successful in divesting these products on terms acceptable to us.

Modeling Catheters

Our UnBalloon Non-Occlusive Modeling Catheter is used to apply radial pressure to the inside of an aortic stent graft in order to seal the outer lining of the stent graft against the interior wall of either the aorta or an adjacent stent graft. The physician expands the device’s nitinol mesh cage inside of the stent graft in order to appose the stent graft lining against the vessel or stent graft wall. An adequate seal will exclude blood flow from the aneurysm, thereby preventing an endoleak, a condition in which blood continues to enter the aneurismal sac, increasing the risk of aneurysm rupture and death. Unlike a balloon catheter, The UnBalloon catheter dilates the aortic stent graft without occluding blood flow, allowing the physician more time to repair an endoleak or model the stent graft while minimizing the risk of stent graft migration during modeling.

We withdrew The UnBalloon Non-Occlusive Modeling Catheter from the market in 2010 in order to resolve a design issue and improve user convenience. We have revised the device and have submitted applications for 510(k) clearance and for the Conformité Européenne (CE mark), with the U.S Food and Drug Administration (FDA) and with our Notified Body, respectively.

Radiopaque Tape

Our VascuTape Radiopaque Tape is a flexible, medical-grade tape with centimeter or millimeter markings printed with our proprietary radiopaque ink that is visible both to the eye and to an x-ray machine or fluoroscope. VascuTape Radiopaque Tape is applied to the skin and provides interventionalists with a simple way to cross-reference between the inside and the outside of a patient’s body, allowing them to accurately size or locate tributaries or lesions beneath the skin. VascuTape Radiopaque Tape enables smaller skin incisions, more accurate lesion location, more precise stent and catheter sizing, and reduced contrast injections.

General Surgery Products

In some community hospitals, vascular surgery procedures are performed by general surgeons. We sell non-vascular medical devices used in general surgery procedures, primarily laparoscopic cholecystectomy. Our leading general surgery product is the Reddick Cholangiogram Catheter, which is used to inject dye into the cystic duct during laparoscopic cholecystectomy. In this procedure, the gall bladder is dissected and removed through small punctures in the abdomen. We also offer two laparoscopic accessories used in laparoscopic gall bladder removal.

Clinical Studies

We conduct clinical studies from time to time in order to obtain regulatory approval and provide marketing data for our product lines. The goal of a clinical study is to evaluate the safety and/or clinical effectiveness of a device or the substantial equivalence to another device. We had two ongoing U.S. clinical studies related to our aortic stent grafts. In October 2010, we suspended enrollment in both of these clinical studies, and in January 2011 we initiated a process to potentially divest these products. Although we have suspended these studies, FDA regulations require that we continue to monitor study subject who are already enrolled for five years.

Sales and Marketing

As of December 31, 2010, we employed 67 field sales representatives. We believe that the expansion of our direct sales force has been a key factor in our success and it remains one of our primary long-term strategies. In recent years, we have reduced the amount of starting compensation that we typically pay to our sales representatives, and this savings has helped facilitate the hiring of additional sales personnel. Outside our direct markets, we generally sell our products through a network of country-specific distributors. We typically sign exclusive distribution agreements with terms of up to three years specifying minimum annual sales volumes and pricing. These agreements are renewable by mutual agreement.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are largely focused on the vascular space, including improvements to our existing devices. In recent years we have increased investment in product research and development, with the goal of more rapidly developing new products, line extensions, and next-generation devices.

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

For fiscal 2010, 2009, and 2008, our research and development expenditures, including clinical study expenditures, were $5.5 million, $5.9 million and $5.3 million, respectively, and represented between 10% and 12% of net sales. As of December 31, 2010, our research and development staff consisted of 15 full-time engineers and technicians.

Manufacturing

Our principal manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced in a 5,556 square foot ISO 14644-1 Class 8 clean room. We are in the process of relocating our AlboGraft Vascular Graft manufacturing operations from Brindisi, Italy, to a new 5,500 square foot ISO

14644-1 Class 8 clean room in Burlington, Massachusetts. We manufacture our LifeSpan ePTFE Vascular Graft in a 2,500 square foot ISO 14644-1 Class 5 clean room located in Laguna Hills, California. In addition, third-parties manufacture our EndoRE remote endarterectomy devices as well as our distributed products.

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

Nearly all of our products are built to stock. The only exceptions are those aortic stent grafts that we custom build for specific anatomies as requested by physicians.

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

We purchase components from, and have certain product lines manufactured by, third parties. Most of our components are readily available from several supply sources, but we do rely on single- and limited-source suppliers for several of our key product components and our third-party-manufactured products. We do not have contractual arrangements with most of these suppliers and manufacturers, and we order our supplies and product on an as-needed basis. To date, we have not experienced any material disruption in the adequate supply from existing sources of product and components.

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

Competition

The markets in which our 13 product lines compete are characterized by rapid change resulting from technological advances and scientific discoveries. No one company competes against us in all of our product lines. Rather, we compete with a range of companies, from large to small, including both publicly traded and privately held device companies. Notable competitors include Applied Medical Resources Corporation, Cardiovascular Systems Inc., Cook Group Incorporated, C.R. Bard, Inc., Edwards Lifesciences Corporation, Getinge AB, Jotec GmbH, Medtronic, Inc., Terumo Medical Corporation, Uresil, LLC, and W. L. Gore & Associates.

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

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights.

As of December 31, 2010, we actively maintained 26 issued patents and 5 pending patent applications in the United States and Europe relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2012 to 2020.

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

While most of the world relies on a first-to-file system, the United States gives patent rights to whomever was the first to invent an idea, even if the inventor filed the related patent application after another was filed covering the same idea. Because patent applications can be maintained in secrecy for at least 18 months after their earliest priority date, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter. For example, in 2005 and 2006 Boston Scientific Corporation initiated opposition proceedings in the European Patent Office claiming that we were not the first to file a patent application on certain material. As a result of these opposition proceedings, some of our patent claims were canceled. Although the cancellation of these patent claims did not affect our ability to manufacture, distribute, or sell any of our products, it could affect our right to exclude others from selling products similar to our TAArget and UniFit stent grafts in Europe.

Because the United States follows a first-to-invent system, if a third party files a patent application relating to an invention claimed in our patents or patent applications, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine who was the first to invent the idea in question and therefore who should own the patent rights to that idea. Such a proceeding could involve substantial uncertainties and cost, even if the eventual outcome is favorable to us. There can be no assurance that our patents, if issued, would be upheld as valid in court.

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

Certain aspects of our products are covered by patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our TAArget and UniFit stent grafts pursuant to a sublicense from Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., to a U.S. patent covering aspects of ePTFE. Our arrangement with Bard may preclude us from assigning the sublicense to a third party, including in connection with the sale of more than 30% of our capital stock or all or substantially all of our assets, without the prior consent of Bard. The loss by us of our right to manufacture, market, and sell our TAArget and UniFit products could materially and adversely affect our business and results of operations. We also manufacture, market, and sell our AnastoClip and AnastoClip GC Vessel Closure Systems, EndoHelix Retrieval Device, Grice Suture Needle, LifeSpan Vascular Graft, MollRing Cutter Transection Device, Reddick-Saye Screw, and Periscope Dissector products pursuant to licenses with third-party patent holders.

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

The laws of foreign countries generally do not protect our proprietary rights to the same extent as do the laws of the United States and we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

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

Premarket Pathways

Most medical devices must receive either 510(k) clearance or premarket application approval (PMA approval) from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Class II devices may be subject to special controls, such as performance standards and FDA guidelines that are not applied to class I devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device or to a pre-amendment class III device (i.e., one in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in class III, which generally requires PMA approval. In all cases, a user fee is required for 510(k) submissions and PMA applications, which in the case of PMA applications can be very costly.

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can last longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. For example, in reviewing our premarket notification for the AlboGraft Vascular Graft, the FDA requested, and we submitted, clinical data from the use of the device in other countries where it was then already approved for sale. All of our devices sold in the United States to date are marketed pursuant to the 510(k) process.

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

PMA Approval. The PMA approval pathway requires proof of the safety and effectiveness of the proposed device to the FDA’s satisfaction, making this pathway much more costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data, as well as detailed information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR) which imposes elaborate testing, control, documentation, and other quality assurance procedures on the manufacturing process.

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

Clinical Trials. A clinical trial is typically required to support a PMA application and is sometimes required to support 510(k) clearance. In some cases, one or more smaller feasibility IDE studies may precede a pivotal IDE clinical trial intended to comprehensively demonstrate the safety and effectiveness of the investigational device. All clinical studies of investigational devices must be conducted in compliance with the FDA’s extensive requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA, prior to initiation of clinical use, must approve an IDE application showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A non-significant risk device does not require submission to the FDA of an IDE application. Both significant risk and non-significant risk investigational devices require approval from institutional review boards (IRBs) at the study centers where the device will be used. The FDA and the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

In January 2008, the FDA audited the conduct of the feasibility study and pivotal clinical trial of our UniFit Abdominal Stent Graft. As a result of this audit, the FDA issued a formal notification, or Form FDA-483, listing nine observations. Specifically, the FDA observed that we had not adequately supervised participating sites, made all required reports to those sites and the FDA, or adequately maintained all records required by FDA regulations. In June 2008, the FDA issued a public Warning Letter regarding many of the matters cited in the Form FDA-483. After receiving this Warning Letter, we submitted a response letter to the FDA detailing our implementation of corrective actions, and in July 2008, we received a letter from the FDA indicating that the corrective actions that we have developed and implemented appear to be adequate. In February 2010, the FDA conducted a follow-up audit of the feasibility study and pivotal clinical trial. The FDA did not make any adverse findings, but our corrective actions remain subject to further verification as part of any future inspection. If the FDA determines that we are not in substantial compliance with IDE requirements, they may take enforcement action against us.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.

Historically, our products have been introduced into the market using the 510(k) clearance procedure, and we have not used the more burdensome PMA process for any of the products that we currently market or sell in the United States. In contrast, the FDA has required that both our UniFit Abdominal Stent Graft and TAArget Thoracic Stent Graft undergo the PMA process and we have elected to discontinue pursuit of this process for these products.

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

Non-U.S. Regulation

Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling, and adverse event reporting, including the Medical Devices Directive (93/42/EEC (the Directive)), which is applicable to our products. Devices that comply with the requirements of the Directive are entitled to bear a CE mark, indicating that the device conforms with the essential requirements of the applicable directive and can be commercially distributed in countries that are members of the European Union, as well as Iceland, Lichtenstein, Norway, and Switzerland. Each member state of the European Union has implemented the directives into its respective national law and has each established a “Competent Authority” to apply the directive in its territory.

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

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The PPACA includes provisions that, among other things, require detailed disclosure of gifts and other remuneration made to health care professionals.

Employees

We had 255 full-time employees at December 31, 2010. Of these employees, 110 were in manufacturing and research and development, 98 were in sales and marketing, 22 were in clinical, regulatory, and quality assurance, and 25 were in general and administrative. We believe that our employee relations are good.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	strategic actions by us, such as acquisitions of additional businesses, products, or technologies;

•	the discontinuation of a product line or other revenue generating activity, such as private label manufacturing;

•	costs incurred in connection with the termination of contractual and other relationships, including distributorships;

•	the relocation of manufacturing operations and other strategic restructuring;

•	changes in the mix of products we sell;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	increased product and price competition;

•	seasonality in the sales of our products; and

•	the loss of any significant customer, especially in regard to any product that has a limited customer base.

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

We may not maintain our recent profitability.

As of December 31, 2010, we had an accumulated deficit of approximately $8.6 million. While we reported operating and net income for the years ended December 31, 2010 and 2009, we had an operating and a net loss for the years ended December 31, 2008 and 2007. There can be no assurance we will achieve significant net sales gains or maintain either operating or net profitability in the future. We intend to increase operating expenses in 2011 in areas such as sales and product development, and so we may need to maintain or reduce our operating expenses in other areas in order to maintain or improve operating profitability. Decreased investment levels may inhibit future growth in net sales and earnings.

Additionally, our ability to maintain and increase profitability will be influenced by many factors, including:

•	the level and timing of future sales, manufacturing costs and operating expenditures;

•	market acceptance of our new products;

•	the productivity of our direct sales force and distributors;

•	fluctuations in foreign currency exchange rates;

•	our ability to successfully build direct sales organizations in new markets;

•	our ability to successfully acquire and develop competitive products;

•	our ability to successfully integrate acquired businesses, products, or technologies;

•	the impact on our business of competing products, technologies, and procedures;

•	our ability to obtain regulatory approvals for our products in new markets; and

•	the cost of our clinical studies, if any; and

•	the cost of intellectual property challenges, if any.

If we are unable to expand our product offerings, we may not achieve our growth objectives and our results of operations could suffer.

The treatment of peripheral vascular disease is increasingly shifting from open vascular surgery to minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. We may not be able to compete effectively with our competitors unless we can keep pace with existing or new products and technologies in the vascular device market. Our success in developing and commercializing new products and new versions of our existing products is affected by our ability to:

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

For the full year ended December 31, 2010, 38% of net sales were derived from sales occurring outside of the Americas. Because the majority of our sales outside of the United States are denominated in local currencies, our reported sales and earnings are subject to fluctuations in foreign exchange rates. At present, we do not manufacture any of our products outside the United States and we rarely engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. In 2010, the value of foreign currencies against the U.S. dollar fluctuated dramatically. For example, the value of the euro against the U.S. dollar declined by approximately 14% during the first six months of 2010. A decline in the value of the euro against the U.S. dollar could be expected to have a negative impact on our revenue and earnings growth as euro-denominated revenues and earnings, if any, would be translated into U.S. dollars at a reduced value. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our sales and earnings.

We may acquire businesses and assets in the future. We may experience difficulties in completing the integration of these acquisitions into our business, or we may not realize the anticipated benefits of these acquisitions.

In order to expand our product offerings, we have completed several acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends in part upon our ability to identify, negotiate, complete, and integrate suitable acquisitions and develop products from uncommercialized intellectual property that we acquire. If we are unable to complete acquisitions on satisfactory terms, our growth objectives could be negatively affected.

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel, and products into our existing business;

•	difficulties in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities;

•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	difficulties or delays in commercializing intellectual property that we acquire;

•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company has concentrated sales;

•	diversion of our management’s time and attention from other business concerns;

•	challenges resulting from limited or no prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated;

•	the need to improve an acquired product in order to gain broader market acceptance;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	difficulties in acquiring the rights to and protecting intellectual property;

•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters;

•	dilution as a result of equity financing required to fund acquisition costs; or

•	debt as a result of debt financing required to fund acquisition costs, which would be senior to our outstanding shares of capital stock, and which would require interest payments to a lender.

For any of these reasons or as a result of other factors we may not realize the anticipated benefits of acquisitions and our operating results may be harmed.

For example, the 29 employees of our Biomateriali S.r.l. subsidiary, which we acquired in December 2007, commenced a strike in October 2010 to demonstrate their concerns regarding the possibility that we might relocate manufacturing operations to our Burlington, Massachusetts headquarters. We paid approximately $1.4 million in severance and associated costs to resolve the strike and prevent disruption of the transfer of manufacturing operations. The strike, the resultant product backorders, and subsequent settlement negatively impacted our sales, gross margin and net income for the quarter ended December 31, 2010. We can provide no assurance that similar events will not occur in the future in regard to any future operational consolidations, particularly with respect to any acquisitions that we may complete in Europe, where employees are more likely to be unionized.

We could also discover deficiencies withheld from us due to fraud or otherwise not uncovered in our due diligence prior to the acquisition, including deficiencies in internal controls, data adequacy and integrity, product quality, and regulatory compliance, as well as undisclosed and product liabilities, any of which could result in us becoming subject to penalties or other liabilities. Any of these difficulties could negatively impact our ability to realize the intended and anticipated benefits that we currently expect from our acquisitions or from acquisitions we complete in the future and could harm our financial condition and results of operations.

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

The markets in which we compete are highly competitive, subject to change, and significantly affected by new product introductions and other activities of industry participants. Although no one company competes against us in all of our product lines, a number of manufacturers of peripheral vascular devices have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs, and larger facilities than ours; have established reputations with our target customers; and have developed worldwide distribution channels that are more effective than ours. Our competitors could elect to devote additional resources to the markets in which we currently enjoy less competition. Also, although we currently have leading market positions in the markets for some of our products, this is not true for the markets for all of our products, in particular our endovascular products. We have from time to time experienced difficulties competing against very large companies. For example, we believe that intense competition from Medtronic, W. L. Gore and Cook has been a significant factor in inhibiting the adoption of our aortic stent grafts in European markets.

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

If we encounter difficulties in converting Spain and Denmark from distributor sales to direct sales, or if we fail to convert additional countries in the future, our results of operations could suffer.

In 2011, we intend to convert Spain and Denmark from distributor sales to direct sales. In December 2010 we entered into agreements with our exclusive distributors in these countries to end their distribution of our products on June 30, 2011. Even with the cooperation of our distributors, however, these conversions could result in disruptions in our sales and an increase in our operating expenses. Further, we are required to repurchase inventory from these distributors, and we may therefore need to make a corresponding negative adjustment to net sales and incur expenses related to the disposal of excess or obsolete inventory.

We also intended to convert select other countries from distributor sales to direct sales in the future. Our distribution agreements are typically exclusive with terms of up to three years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct sales model. Further, even where the payment of compensation is not required by contract or local law, it may be prudent to make such a payment in order to assure a successful market transition. For example, we are paying consulting and transition services fees to our distributors in Spain and Denmark even though not required under an existing contract or local law, because the absence of cooperation by a distributor may result in the sudden erosion of our customer base, which could materially harm our ability to sell our product in that country.

Following termination of any distribution relationship, we may encounter difficulties in transitioning to a direct-sales model in any country in question. It may take us longer than expected to find sufficient qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could cause a drop in sales. On the logistical side, if a distributor entered into an agreement with a customer relating to sales of our products or successfully completed a customer’s internal approval process, it may be difficult or impossible to assign the distributor’s rights under such agreements or approvals, and sales to that customer may be delayed until a new agreement is entered into or a new approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and meet regulatory requirements that were previously the responsibility solely of the distributor. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in Spain, Denmark, or any other countries that we select, and difficulties that we encounter in these transitions could negatively affect our business.

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

In the fiscal years ended December 31, 2010 and 2009, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales occurring in the United States. We have in the past been able to rely upon our intellectual property position, our well-known brands, our established reputation in the vascular surgery device marketplace, and, in some cases, an absence of competition, to implement price increases. If healthcare spending is reduced, particularly in the United States, in response either to government-enacted healthcare reform or to general economic conditions, if the reimbursement rates for the medical procedures in which our products are used are reduced or constrained, or if competitors introduce lower-priced products of comparable safety and efficacy, we may become unable to implement further increases in the selling prices of our products. If we become unable to raise selling prices, it might reduce our rate of net sales growth, which could harm our operating results.

If there is a disruption in the supply of products that we distribute, or if our relationships with their manufacturers are impaired, our net sales and results of operations could be harmed.

We are party to an agreement with Endologix, Inc. to distribute the Powerlink System in several European countries, and we are party to agreements with Neovasc Inc. to distribute the XenoSure Biologic Vascular Patch in the United States and most of Europe. If we are unable to market these products successfully, or if our agreement with either manufacturer is terminated early, our net sales and results of operations would likely suffer. In each case, if we do not meet our minimum purchase requirements under our agreement, and do not cure this deficiency, the agreement may be terminated by the manufacturer, which, in the case of Neovasc, would result in the loss of our purchase option to acquire the XenoSure product. In addition, even if we market our distributed products successfully, if the manufacturer is unable to produce enough of its products to meet our demands, we may not be able to meet our customers’ demands, and our net sales and results of operations may suffer.

In the case of Endologix we have not always met these performance requirements. There can be no assurance that our minimum purchase obligations will not exceed the market demand for the Powerlink System, which is dependent upon many risks outside our control. Were Endologix to declare a default under our agreement with them, we would be permitted to cure the performance requirement by purchasing additional inventory in order to avoid a termination, but these required purchases may be material in amount, reducing our cash reserves, and may increase the likelihood that we may eventually need to incur expenses related to the disposal of excess or obsolete inventory. Further, Endologix has stated that it intends to create its own direct sales organization in Europe and has announced plans to begin selling in 2012 a newer, competing product that is not available to us for distribution. We believe it is unlikely that our agreement with Endologix will be extended past its current June 30, 2013 expiration. If we are unable to replace revenues from sales of the Powerlink System, which approximated 7% of our 2010 revenues, our net sales and results of operations would likely suffer upon termination of this agreement.

Our devices may not achieve market acceptance, which could adversely affect our business.

Some of our devices have been recently introduced into the market, and we cannot assure you that they will achieve market acceptance. The same is true of new devices that we may acquire or internally develop in the future. The marketing of our products requires a significant amount of time and expense in order to identify and develop relationships with the physicians who may use our products, invest in training and education with these physicians, and employ a sales force that is large enough to interact with the targeted physicians, with no assurance of success. In some cases, our devices may face competition from devices marketed by our competitors, and our customers may not prefer our devices. In other cases, our devices may be used in new procedures and techniques, and if physicians do not adopt these procedures and techniques, demand for these devices would fail to develop. For example, in 2010 we launched The UnBalloon Non-Occlusive Modeling Catheter, which did not achieve widespread market adoption because of user convenience and design issues. This catheter was subsequently withdrawn from the market due to safety concerns and has not yet been reintroduced. If our products do not gain market acceptance, our business could be adversely affected.

If we are unable to manage the anticipated growth of our business, our financial condition and operating results could be adversely affected.

The growth that we have experienced, and may experience in the future, will continue to provide challenges to our organization. For example, since 1998 we have completed several acquisitions, and we expect to pursue additional acquisitions in the future. As our operations expand, both in terms of scope and geographic coverage, we expect that we will need to manage additional relationships with various partners, suppliers, and other organizations. We also will need to manage the corresponding growth of our manufacturing operations. Our ability to manage our operations and growth requires us to continue to improve our operational, financial, and management controls and reporting systems and procedures, and may in the future require us to transition to new enterprise management software. Such growth could place a strain on our administrative and operational infrastructure. We may not be able to make improvements to our management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls. If we cannot scale and manage our business appropriately, our anticipated growth may be impaired and our financial results could suffer.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations, and financial condition.

We derive a significant portion of our net sales from operations in markets outside of the Americas. For the full year ended December 31, 2010, 38% of our net sales were derived from our operations outside of the United States. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

We are in the process of relocating the manufacturing operations related to our AlboGraft Vascular Graft from Brindisi, Italy to our Burlington, Massachusetts headquarters. We may encounter difficulties or delays which could negatively impact product quality or impair our ability to manufacture sufficient quantities of the devices to satisfy demand. Further, this transfer may be more expensive than we currently anticipate and we may not be successful in duplicating manufacturing processes in a timely manner. If our relocation is delayed or more costly than anticipated, our financial condition or results of operations may be harmed.

We depend on single- and limited-source suppliers for some of the components to our products, as well as for acquired products that have not been transitioned to in-house manufacture, and if any of those suppliers are unable or unwilling to supply them on acceptable terms, it could limit our ability to deliver our products to our customers on a timely basis or at all.

We rely on single- and limited-source suppliers for some of our important product components, as well as for products we have acquired that are not manufactured in-house. For example, our EndoRE remote endarterectomy product line is manufactured for us by third-party suppliers, and we obtain from a third-party supplier a key component used in our aortic stent grafts. There are relatively few, or in some cases no, alternative, validated sources of supply for these components and products. We do not have supply agreements with most of these suppliers, and instead place orders on an as-needed basis. Most of these suppliers could discontinue the manufacture or supply of these components or products at any time. We do not carry a significant inventory of these components and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture our products would limit our ability to manufacture our products, may result in production delays and increased costs, and may limit our ability to deliver products to our customers. If we are unable to identify alternate sources of supply for the components, we would have to modify our products to use substitute components, which may cause delays in shipments, increase design and manufacturing costs, and increase prices for our products. We cannot assure you that any such modified products would be as effective as the predecessor products, or that such modified products would gain market acceptance. This could lead to customer dissatisfaction and damage to our reputation.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 17,617 square foot leased facilities located in Burlington, Massachusetts. We also manufacture our LifeSpan ePTFE Vascular Graft in a 9,425 square foot leased facility in Laguna Hills, California. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

Our focus on the needs of vascular surgeons could harm our business if interventional cardiologists and interventional radiologists perform a greater percentage of new procedures that replace those procedures traditionally performed by vascular surgeons, or if vascular surgeons increasingly specialize in procedures for which we do not sell devices.

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

Sales of our products through independent distributors represented 7% of our net sales for the year ended December 31, 2010. Our success in these markets depends largely upon marketing arrangements with distributors, in particular their sales and service expertise and relationships with their respective customers in the marketplace. Although we intend to replace some of these distributors with a direct sales force, this will take time and we may maintain a distribution model in some markets. We do not control our distributors and they may not be successful in implementing our marketing plans.

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

We may require additional capital and failure to attract additional capital on acceptable terms could impair our growth.

We may require additional capital to execute our strategies and expand our business. In particular, we depend on access to capital to acquire products and technologies that complement our existing product lines. If we complete an acquisition at a purchase price approaching or in excess of available capital resources, or if these resources are otherwise insufficient to fund our operations, we will require debt or equity financing. Equity financing, if available, may be dilutive to our stockholders. If we raise additional capital through the issuance of debt, this debt will be senior to our outstanding shares of capital stock upon our liquidation. The availability of such financing depends in large measure on capital markets and liquidity factors over which we exert little control. Financing may not be available or, if available, may not be available on terms satisfactory to us and could result in significant stockholder dilution. In addition, covenants in debt financing arrangements may restrict our ability to operate our business or obtain additional debt financing. These covenants may also require us to attain certain levels of financial performance and we may not be able to do so; any such failure may result in the acceleration of such debt and the foreclosure by our creditors on the collateral we used to secure the debt. We may also elect to raise additional funds through collaboration, licensing, marketing, or similar arrangements, and these arrangements may require us to relinquish valuable rights to our products or proprietary technologies, or grant licenses that are not favorable to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, delaying or postponing our product development efforts (including clinical studies), selling assets, restructuring our operations, or refinancing our indebtedness.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2010, the total amount of unrecognized tax benefits, that is the reserve for uncertain tax positions, was approximately $277,000. The assessment of additional taxes, interest, and penalties as a result of audits, litigation, or otherwise, could be materially adverse to our current and future results of operations and financial condition.

Risks Related to the Regulatory Environment

Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, in some instances civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although we exercise care in structuring our sales and marketing practices and customer discount arrangements to comply with those laws and regulations, we cannot assure you that:

•

government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations; or

•	government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation.

Correspondingly, federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.

In January 2004, AdvaMed, the principal United States trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. AdvaMed issued a revised “code of conduct” effective July 1, 2009. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation and state legislation would require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

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

Our products require premarket clearance or approval in the United States and the CE Mark or other approvals in foreign countries where they are sold. Each medical device that we wish to market in the United States generally must receive either 510(k) clearance, unless it is exempt, or approval of a premarket application, or PMA, from the FDA before the product can be marketed or sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure usually takes from three to twelve months from the date the FDA receives the application, but may take significantly longer. Although 510(k) clearances have been obtained for nearly all of our current products that require 510(k) clearances, the FDA may condition, limit or prohibit our sales of these products if safety or effectiveness problems develop with the devices. Our new products or significantly modified marketed products could be denied 510(k) clearance and required to undergo the more burdensome PMA approval process if they are not found to be substantially equivalent.

The PMA approval process is much more costly, lengthy, and uncertain than the premarket notification process. It generally takes from six months to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval typically requires extensive clinical trials and may require the filing of numerous amendments with the FDA over time. We do not have significant experience in obtaining PMA approval for our products. Our TAArget and UniFit products must receive PMA approval before being commercially distributed in the United States and we have determined not to pursue these approvals.

The FDA has proposed changes for which FDA clearance to market would possibly require clinical data, more extensive manufacturing information and postmarket data. The FDA is also proposing that an FDA inspection of the manufacturing facility may be required for certain products prior to clearance of the 510(k), which is similar to the requirements of a Class III device. As part of the 510(k) reform, the FDA proposes to issue regulations defining grounds and procedures for rescission of 510(k) applications that have previously been cleared to market. The FDA may also require the more extensive PMA process for certain products. Our ability to market our products outside the United States is also subject to regulatory approval, including our ability to demonstrate the safety and effectiveness of our products in the clinical setting. The products for which we are currently conducting studies are already approved for sale outside of the United States. While our studies are ongoing, unfavorable data may arise in connection with usage of our products outside the United States, which could adversely impact approval of our products in the United States. Conversely, unfavorable data from clinical studies in the United States may adversely impact sales of our products outside the United States.

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

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if the governmental entity finds that our products would cause serious adverse health consequences or death. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. For example, we initiated a voluntary recall of The UnBalloon Non-Occlusive Modeling Catheter in June 2010 due to a product design issue that compromised the safety of the product. Any future recall of our products may harm our reputation with customers and divert managerial and financial resources.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. While we are still evaluating the impact of this tax on our overall business, in 2010 this would have equated to an excise tax of approximately $0.8 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could harm our operating results and liquidity.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of our products because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan, France and other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop or acquire a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

Major third-party payors for hospital services in the United States and abroad continue to work to contain healthcare costs through, among other things, the introduction of cost containment incentives and closer scrutiny of healthcare expenditures by both private health insurers and employers. For example, in an effort to decrease costs, certain hospitals and other customers may resterilize our products intended for a single use or purchase reprocessed products from third-party reprocessors in lieu of purchasing new products from us.

Further legislative or administrative reforms to the reimbursement systems in the United States and abroad, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. Examples of these reforms or adverse decisions include price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. Any of such reforms or adverse decisions resulting in restrictive reimbursement practices or denials of coverage could have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them.

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

Our products are regulated in the European Union under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC). In order to market our medical devices in the European Union, we are required to obtain CE mark certification, which denotes conformity to the essential requirements of the Medical Devices Directive. We have received CE mark certification to sell nearly all of our products. However, there can be no assurance that we will be able to obtain a CE mark for new products in the future or for modifications to our existing products or in the manufacturing of our products, and obtaining a CE mark may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval.

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

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Our AlboGraft Vascular Graft, AlboSure Vascular Patch, and XenoSure Biologic Patch products contain bovine tissue or material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. Certain countries, such as Japan, have issued regulations that require our products be processed from bovine tissue sourced from countries where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infections agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business.

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

If we believe our product is or may be the subject of a patent with a third party, we attempt to reach a license agreement with them to manufacture, market, and sell these products. If we fail to reach an agreement with a third party patent holder that covers a product we offer, we could be required to pay significant damages to third parties for past use of the asserted intellectual property and may be forced to cease making or selling products that incorporate the challenged intellectual property.

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

In order to protect or enforce our patent rights, we may initiate patent litigation or interference or opposition proceedings against third parties in the United States or in foreign countries. The defense of intellectual property rights, including patent rights through lawsuits, interference, or opposition proceedings, and other legal and administrative proceedings can be costly and can divert our technical and management personnel from their normal responsibilities. Such costs increase our operating expenses and reduce our resources available for development activities. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

If we fail to observe the terms of our agreements or fail to reach agreement with third-party patent holders, we may lose the ability to manufacture, market, or sell some of our products.

Certain aspects of our products are or may be the subject of patents held by third parties. If we believe our product is or may be the subject of a patent with a third party, we attempt to reach a license agreement with them to manufacture, market, and sell these products. These arrangements do or may require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to reach agreement with a third party patent holder that covers a product we offer, we could be required to pay significant damages to third parties for past use of the asserted intellectual property and may be forced to cease making or selling products that incorporate the challenged intellectual property. Further, if we enter into a license agreement regarding a third party patent, but we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our aortic stent grafts pursuant to a sublicense from Bard Peripheral Vascular, Inc., a subsidiary of C.R. Bard, Inc., to a U.S. patent covering aspects of ePTFE. Our arrangement with Bard may preclude us from assigning the sublicense to a third party, including in connection with the sale of more than 30% of our capital stock or all or substantially all of our assets, without the prior consent of Bard.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	public concern as to the safety or efficacy of our products;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to continue our share repurchase program;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital;

•	changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism, and responses to such events;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	sales of common stock by us or our directors, officers, or principal stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

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

Our directors, officers, and affiliated stockholders holding more than 5% of our common stock collectively control almost a majority of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be in the best interests of our other stockholders.

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

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to common stockholders in the future.

In February 2011, our Board of Directors adopted a quarterly dividend program for the purpose of returning capital to our stockholders. However, we have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risks and uncertainties described in this Annual Report on Form 10-K and in the other documents we file from time to time with the SEC. Future dividends, if any, will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors, including, among other things, our financial condition, liquidity, earnings projections and business prospects. In addition, financial covenants in any credit facility to which we become a party may restrict our ability to pay future quarterly dividends. We can provide no assurance of our ability to pay dividends in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 17,617 square foot leased facilities located in Burlington, Massachusetts. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, our LifeSpan manufacturing operations are located at a 9,425 square foot facility located in Laguna Hills, California, and our Asian operations are located at a 2,140 square foot leased facility located in Tokyo, Japan. In addition, we have an Italian sales office located in a 1,400 square foot leased facility located in Milan, Italy.

We also lease 16,146 a square foot leased facility in Brindisi, Italy, where we formerly manufactured our AlboGraft Vascular Graft. We expect to exit this facility by March 31, 2011.

The leases for our Burlington, Sulzbach, Laguna Hills, Brindisi, Milan, and Tokyo facilities expire in 2017, 2016, 2011, 2016, 2016, and 2013, respectively. Based on our current operating plan, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2010, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales closing prices of our common stock as reported on The NASDAQ National Market for the eight quarters ending December 31, 2010:

	High	Low
Year ended December 31, 2009:
First quarter ended March 31, 2009	$2.81	$1.91
Second quarter ended June 30, 2009	$3.83	$2.23
Third quarter ended September 30, 2009	$4.09	$2.82
Fourth quarter ended December 31, 2009	$5.00	$4.00

Year ended December 31, 2010:
First quarter ended March 31, 2010	$5.11	$4.42
Second quarter ended June 30, 2010	$5.81	$4.50
Third quarter ended September 30, 2010	$7.28	$5.19
Fourth quarter ended December 31, 2010	$7.09	$6.03

Holders of Record

On March 23, 2011, the closing price per share of our common stock was $6.74 as reported on The NASDAQ Global Market, and we had approximately 414 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

On February 28, 2011, our Board of Directors approved a policy for the payment of regular quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend is payable on April 5, 2011, to stockholders of record at the close of business on March 22, 2011, and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering LeMaitre’s initial public offering on October 19, 2006, through the end of LeMaitre’s fiscal year ended December 31, 2010. The graph assumes an investment of $100.00 made at the opening of trading on October 20, 2006, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) stocks comprising the NASDAQ Medical Equipment Index, and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	10/20/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
LeMaitre Vascular, Inc	100.00	93.02	96.12	35.78	77.52	104.96
NASDAQ Composite	100.00	107.83	120.31	71.20	103.38	121.53
NASDAQ Medical Equipment	100.00	104.19	139.61	74.19	104.21	109.90
Peer Group	100.00	99.08	94.55	70.03	84.79	96.26

LeMaitre’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and NASDAQ and peer group indices as of the close of trading on the last trading day of year presented.

The peer group includes the following companies: AngioDynamics, Inc., Cardiovascular Systems Inc., Endologix, Inc., Integra Lifesciences Holdings Corporation, Kensey Nash Corporation, Merit Medical Systems Inc., Spectranetics Corp., and Vascular Solutions, Inc.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

In the quarter ending December 31, 2010, we repurchased 5,516 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units that may yet be Purchased under the Plans or Program
October 1, 2010 through October 31, 2010	—	$—	41,269	$3,114,544
November 1, 2010 through November 30, 2010	5,516	$6.73	60,933	$2,721,948
December 1, 2010 through December 31, 2010	—	$—	74,636	$2,234,121

Total	5,516	$6.73	176,838	$2,234,121

(1)	For the three months ended December 31, 2010, we repurchased 5,516 shares of our common stock to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The expiration date of this program is December 31, 2011.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2010, 2009, and 2008, and the consolidated balance sheet data as of December 31, 2010 and 2009, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008, 2007, and 2006 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$56,060	$50,908	$48,720	$41,446	$34,628
Cost of sales	14,341	13,604	14,817	10,739	9,367

Gross profit	41,719	37,304	33,903	30,707	25,261
Operating expenses:
Sales and marketing	19,409	17,710	19,762	19,443	15,183
General and administrative	10,506	9,852	9,999	9,534	7,105
Research and development	5,488	5,910	5,328	4,591	3,301
Purchased research and development	—	—	—	373	—
Restructuring charges	1,816	1,777	1,147	1,042	257
Impairment charge	485	106	597	7	94

Total operating expenses	37,704	35,355	36,833	34,990	25,940

Income (loss) from operations	4,015	1,949	(2,930)	(4,283)	(679)
Other income (expense):
Interest income	31	38	530	1,299	299
Interest expense	(5)	(26)	(61)	(1)	(296)
Investment impairment	—	—	(168)	—	—
Foreign currency gain (loss)	(30)	280	(139)	292	228
Other income (expense), net	14	(26)	(53)	(9)	(72)

Total other income	10	266	109	1,581	159

Income (loss) before income tax	4,025	2,215	(2,821)	(2,702)	(520)
Provision (benefit) for income taxes	(1,988)	617	493	232	652

Net income (loss)	$6,013	$1,598	$(3,314)	$(2,934)	$(1,172)

Net income (loss) per share available for common shareholders:
Basic	$0.38	$0.10	$(0.21)	$(0.19)	$(0.15)

Diluted	$0.37	$0.10	$(0.21)	$(0.19)	$(0.15)

Weighted-average shares outstanding:
Basic	15,627	15,687	15,572	15,398	9,904

Diluted	16,114	15,916	15,572	15,398	9,904

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,614	$23,192	$15,895	$6,397	$17,636
Marketable securities	—	808	5,359	16,198	13,182
Current assets	42,911	39,550	37,116	41,766	43,641
Total assets	63,274	56,906	54,399	60,857	56,963
Revolving line of credit and current portion of long-term debt	—	—	—	262	—
Current liabilities (excluding revolving line of credit and current portion of long-term debt)	10,389	6,548	6,933	9,783	5,378
Long-term liabilities	529	2,145	1,718	2,226	886
Total liabilities	10,918	8,693	8,651	12,271	6,264
Total stockholders’ equity	52,356	48,213	45,748	48,586	50,699

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market addressed by our core product lines approximates $750 million and that the annual worldwide market for all peripheral vascular devices approximates $3 billion. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Below is a listing of our principal product lines and product categories:

•

Our Vascular product category includes our balloon catheters, carotid shunts, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems. We also report the results of our distribution of the Xenosure Biologic Patch and ArterX Vascular Sealant within this category.

•	Our Endovascular product category includes our aortic stent grafts and radiopaque marking tape. We also report the results of our distribution of the Endologix Powerlink System within this category.

•	Our General Surgery product category consists of our laparoscopic cholecystectomy devices.

We evaluate the sales performance of our various product lines utilizing criteria that vary based upon the position of each product line in its expected life cycle. For established products, we typically review unit sales and selling prices. For newer or faster growing products, we typically also focus upon new account generation and customer retention.

Our business opportunities include the following:

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the long-term growth of our sales force in North America, Europe and Japan; and

•	the introduction of our products in new markets upon obtainment of regulatory approvals in these markets.

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

We sell our products primarily through a direct sales force. As of December 31, 2010 our sales force was comprised of 67 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through a network of distributors. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Milan, Italy, and a manufacturing facility in Laguna Hills, California. In 2010, approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition, for example the market for remote endarterectomy devices. In these markets, we believe that we have been able to increase selling prices without sacrificing material market share, to the benefit of our rate of net sales growth. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as aortic stent grafts, where we face intense competition from larger companies with greater resources. While this latter trend may moderate as we continue to grow our organization, and while we believe that this trend can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•

In March 2009, we entered into a definitive agreement with Edwards Lifesciences to terminate its distribution of our AlboGraft Vascular Graft. We paid $3.5 million to Edward Lifesciences in exchange for this early termination, the purchase of their AlboGraft customer list, certain customer contracts and remaining AlboGraft inventory, and their provision of sales and marketing services.

•

In December 2010, we entered into a definitive agreement with Cardiva, S.L. to terminate its distribution of our products in Spain effective as of June 30, 2011. The agreement requires us to pay approximately $1.1 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We are also required to repurchase certain inventory.

•

In December 2010, we entered into a definitive agreement with Marcom Medical ApS to terminate its distribution of our products in Denmark effective as of June 30, 2011. The agreements require us to pay approximately $0.2 million in exchange for this early termination, the purchase of their Danish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We are also required to repurchase certain inventory.

We anticipate that the expansion of our direct sales organization to Spain, and to a lesser extent, Denmark may result in increased sales and marketing expenses during the second half of 2011.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In December 2008, we entered into an agreement with Neovasc Inc. to distribute the XenoSure Biologic Vascular Patch. We began selling this product in 2009.

•	In March 2010, we discontinued our Aspire Stent.

•	In June 2010, we divested our OptiLock Implantible Port to Minvasive Ltd. for $0.2 million.

•	In November 2010, we acquired our LifeSpan ePTFE Vascular Graft from affiliates of Angiotech Pharmaceuticals, Inc. for $2.8 million and related assets from Edwards Lifesciences for $1.2 million.

These activities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period. In particular, we expect that the LifeSpan acquisition will increase sales by approximately $1.7 million but reduce operating income by approximately $0.7 million in 2011 as we integrate this product.

In October 2010, we discontinued research and development activities and suspended clinical studies related to our TAArget and UniFit aortic stent grafts, and in January 2011 we initiated a process to potentially divest these products. There can be no assurance that we will be successful in divesting these products on terms acceptable to us. We had revenues from these products of approximately $2.6 million in 2010.

In October 2010, we announced a reorganization plan designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali Srl and to improve efficiencies in our manufacturing operations by transitioning the production of our AlboGraft Vascular Graft to our corporate headquarters in Burlington, Massachusetts. The plan provides for the termination of employees, the relocation of manufacturing equipment, the eventual dissolution of our Biomateriali Srl subsidiary, and the hiring of approximately 15 employees to staff the required functions in Burlington. In connection with this plan, we incurred approximately $1.4 million in severance and associated costs to the employees at our Brindisi, Italy manufacturing facility, of which $0.9 million was paid in December 2010 and the balance will be paid in 2011. In addition, we incurred $0.4 million loan charges, the abandonment of fixed assets and legal fees associated with the negotiation of the severance agreements. We expect to incur approximately $1.2 million of additional restructuring charges, of which $0.7 million will be non-cash, related to the closure and transfer of this facility in 2011.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, affect our financial results. For the year ended December 31, 2010, approximately 38% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and changes to our business activities for each of our quarters during the three most recently completed fiscal years:

(amounts in thousands)	2010				2009				2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	14,431	13,656	14,158	13,815	13,584	13,346	12,630	11,348	12,111	12,023	12,739	11,847
Impact of currency exchange rate fluctuations(1)	(420)	(418)	(336)	314	613	(215)	(699)	(622)	(448)	452	836	674
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations(2)	56	(105)	(65)	95	397	333	234	101	235	703	929	1,133

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.

(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued and divested products, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Adjustments to Previously Issued Unaudited Preliminary Results of Operations

Subsequent to the issuance on February 28, 2011 of our earnings release for the quarter and year ended December 31, 2010, we discovered that, as of the time of the earnings release, we had under-accrued restructuring expenses with respect to the closure of our Brindisi, Italy manufacturing facility by approximately $0.3 million for the quarter and year ended December 31, 2010, and as a result, our operating expenses for these periods were understated by this amount. Adjusted for the under-accrual, for the quarter and year ended December 31, 2010, our operating expenses were $11.6 million and $37.7 million, respectively. The increase in operating expenses caused (a) an increase in loss from operations from $1.0 million to $1.3 million, and a decrease in net income from $2.1 million to $2.0 million, or from $0.13 cents per fully diluted share to $0.12 cents per fully diluted share, for the quarter ended December 31, 2010, and (b) a decrease in income from operations from $4.3 million to $4.0 million, and a decrease in net income from $6.2 million to $6.0 million, or from $0.38 cents per fully diluted share to $0.37 cents per fully diluted share, for the year ended December 31, 2010.

In addition, on our consolidated balance sheet as at December 31, 2010, total assets increased from $63.2 million to $63.3 million, current liabilities increased from $10.0 million to $10.4 million, long-term liabilities decreased from $0.7 million to $0.5 million, total liabilities increased from $10.7 million to $10.9 million, and total stockholders’ equity decreased from $52.5 million to $52.4 million. There were no other revisions to the financial results set forth in the Earnings Release.

Our audited consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K reflect these revisions.

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

Research and development. Research and development expense includes costs associated with the design, development, testing, enhancement, and regulatory approval of our products. It also includes costs associated with design and execution of clinical studies, regulatory submissions and costs to register, maintain, and defend our intellectual property, and royalty payments associated with licensed and acquired intellectual property.

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

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned German, French, Italian, and Japanese subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States, Germany, France, Italy, and Japan, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S tax reporting purposes.

Results of Operations

Comparison of the year ended December 31, 2010, to the year ended December 31, 2009

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

	2010	2009	$ Change	Percent change
	($ in thousands)
Net sales	$56,060	$50,908	$5,152	10%
Net sales by product category:
Vascular	$40,022	$34,265	$5,757	17%
Endovascular	12,040	12,363	(323)	(3%)
General Surgery	3,882	3,836	46	1%

Total Branded Products	55,944	50,464	5,480	11%
OEM	116	444	(328)	*

Total	$56,060	$50,908	$5,152	10%

Net sales by geography:
Americas	$34,575	$29,420	$5,155	18%
International	21,485	21,488	(3)	*

Total	$56,060	$50,908	$5,152	10%

*	Not a meaningful percentage.

Net sales. Net sales increased 10% to $56.1 million in 2010 from $50.9 million in 2009. Sales in our Vascular product category grew 17%, while sales in our Endovascular product category decreased by 3% and General Surgery increased by 1% from the previous year. Foreign currency exchange rates subtracted 2% from year over year sales growth. Sales increases in 2010 were largely driven by higher average selling prices across nearly all product lines, as well as stronger sales of our Vascular products which included increased sales of valvulotomes of $1.7 million, biologic patches of $1.1 million, and carotid shunts of $0.8 million. These gains were partially offset by a $0.3 million decrease in our Endovascular product category, primarily due to decreased TAArget and UniFit stent graft sales of $0.7 million. Sales were unfavorably impacted by the effect of currency exchange rate fluctuations by $0.9 million.

TAArget and UniFit stent graft sales declined by 21% in 2010 compared to the prior year. The results were due mainly to the retirement of our largest stent graft customer in the fourth quarter of 2009, a reduction in sales to a distributor in Greece, and strong competitor product offerings. We suspended our clinical trials and ceased development efforts related to these products in November 2010. We expect that our TAArget and UniFit sales will continue to decline in 2011 as we divert corporate resources to other product lines.

In November 2010, we acquired the LifeSpan ePTFE Vascular Graft. Net sales of this product were $0.1 million in December 2010, primarily in Europe.

Direct-to-hospital net sales were 93% in 2010, up from 92% in 2009. The increase was primarily due to the conversion of our AlboGraft Vascular Graft from a distribution model to a direct sales model in March 2009, resulting in an additional three months of direct sales in 2010.

Net sales by geography. Net sales in the Americas increased $5.2 million to $34.6 million in 2010. The increase was mainly the result of higher average selling prices, increased biologic patch sales of $1.1 million, and strong results across nearly all of our Vascular product offerings. International net sales of $21.5 million were flat in 2010. International sales were favorably impacted by a $1.6 million increase in Vascular products sales, led by vascular graft and valvulotome sales, as well as a $0.4 million increase in Powerlink System sales. International sales were unfavorably impacted by the effect of currency exchange rate fluctuations of $0.9 million and a $0.7 million decrease in sales of our own aortic stent grafts and a $0.3 million decrease in sales to the one private label customer of our Biomateriali subsidiary. We have terminated our relationship with this customer, who purchased $0.1 million of dacron-related products in 2010, and do not expect this revenue to recur in 2011.

International direct-to-hospital net sales were 84% in 2010, up from 83% in 2009. The increase was primarily due to our direct sales of the AlboGraft Vascular Graft for twelve months in 2010 as opposed to nine months in 2009.

	2010	2009	$ Change	Percent change
	($ in thousands)
Gross profit	$41,719	$37,304	$4,415	12%
Gross margin	74.4%	73.3%	*	1.1%

*	Not applicable

Gross profit. Gross profit increased 12% to $41.7 million in 2010 from $37.3 million in 2009, while our gross margin increased 1.1% to 74.4%. The gross margin increase was largely the result of improved manufacturing efficiencies in our Burlington facility, higher average selling prices across nearly all product lines, particularly in the United States, and favorable geographic sales mix versus the prior year. The gross margin increase was partially offset by an increase in excess and obsolete inventory write-downs of $0.5 million, manufacturing start-up costs associated with the transfer of AlboGraft Vascular Graft manufacturing to our Burlington, Massachusetts headquarters, and sales growth in our comparatively lower margin polyester grafts and distributed products. We expect AlboGraft manufacturing start-up costs and Biomateriali plant closure costs to continue to adversely affect the gross margin in 2011.

	2010	2009	$ change	Percent change	2010 as a% of Revenue	2009 as a% of Revenue
	($ in thousands)
Sales and marketing	$19,409	$17,710	$1,699	10%	35%	35%
General and administrative	10,506	9,852	654	7%	19%	19%
Research and development	5,488	5,910	(422)	(7%)	10%	12%
Restructuring charges	1,816	1,777	39	2%	3%	3%
Impairment charge	485	106	379	*	*	*

	$37,704	$35,355	$2,349	7%	67%	69%

*	Not a meaningful percentage.

Sales and marketing. Sales and marketing expense increased 10% to $19.4 million in 2010, from $17.7 million in 2009. Selling expenses increased $1.7 million to $16.3 million while marketing expenses remained relatively flat. Changes in foreign currency exchange rates reduced sales and marketing expense by $0.3 million compared to the prior year. Selling expense increases were largely driven by higher commission costs of $1.5 million and higher base compensation costs of $0.5 million, partly due to additional sales representatives. As a percentage of net sales, sales and marketing expenses were 35% in 2010, comparable to the prior year. At the end of 2010, we employed 67 sales representatives worldwide, as compared to 61 at the end of 2009. We plan to continue to increase the size of our sales force in 2011, and we expect that related cost increases may be partially offset by reduced commission expenses primarily from the reduction of periodic sales contests. In addition, we intend to commence direct sales in Spain and Denmark in 2011. We expect to incur additional selling and marketing expenses as we hire sales personnel in those countries.

General and administrative. General and administrative expense increased 7% to $10.5 million in 2010 from $9.9 million in 2009. The increase was largely the result of higher personnel costs of $0.9 million, and was partially offset by a decrease in professional services of $0.2 million and changes in foreign currency exchange rates of $0.1 million. As a percentage of net sales, general and administrative expenses were 19% in both 2010 and 2009.

Research and development. Research and development expenses decreased 7% to $5.5 million in 2010 from $5.9 million in 2009. As a percentage of net sales, research and development expense decreased to 10% in 2010 from 12% in 2009. The decrease was driven primarily by a reduction of regulatory and clinical affairs costs of $0.4 million to $2.0 million in 2010, largely due to reduced animal testing as well as a reduction in the use of outside services following the suspension of enrollment of our UNITE and ENRUST trials in October 2010. Expenses related to product development and royalties remained consistent between 2010 and 2009. We expect clinical and regulatory expenses will continue to decline as expenses associated with our clinical trials abate; however, we plan to reallocate a portion of these savings to additional product development in 2011.

Restructuring. Restructuring charges were $1.8 million in 2010 and 2009. In 2010, we incurred a $1.8 million restructuring charge related to the closure of our Biomateriali manufacturing facility in Brindisi, Italy, and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. The restructuring charge consisted of $1.4 million of employee-related severance charges, $0.3 million of charges associated with repayment of a development grant and loan from the Italian government, and $0.1 million of charges related to the abandonment of fixed assets and legal fees. We expect to incur approximately $1.2 million of additional restructuring charges related to the closure and transfer of this facility in 2011. In addition, we expect to incur restructuring charges associated with the termination of our Spanish distributor.

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

Impairment charges. We incurred $0.5 million of impairment charges in 2010 of which $0.4 million was due to the write-down of certain technology, customer lists, and fixed assets related to our aortic stent graft product line. As of December 31, 2010, we determined that impairment indicators existed as a result of our decision to suspend enrollment into our UNITE and ENTRUST clinical trials and cease product development efforts in October 2010. The residual fair value of the TAArget and UniFit intangible assets was $0.2 million as of December 31, 2010. Additionally, we incurred a $0.1 million impairment charge associated with a Biomateriali private label customer relationship, which we subsequently terminated. We incurred $0.1 million of impairment charges in 2009 related to patents deemed to have no value based on future expected economic benefits.

Other income (expense). Foreign exchange losses for 2010 were $30,000 compared to foreign exchange gains of $0.3 million in 2009. Foreign exchange gains were due to the comparative strengthening of the dollar versus the euro during the year. Net interest income and other income (expense) was relatively flat between 2010 and 2009.

Income tax expense. We recorded a tax benefit of $2.0 million in 2010 compared to a tax expense of $0.6 million in 2009, on pre-tax income of $4.0 million in 2010 and $2.2 million in 2009. The 2010 benefit was primarily due to the release of our U.S. deferred tax asset valuation allowance of $3.3 million, and was partially offset by U.S. deferred provision of $0.9 million, taxes in certain foreign subsidiaries that are profitable of $0.2 million, federal tax in the United States of $0.1 million, and state taxes of $0.1 million. The valuation allowance reversal was the result of achieving three year cumulative profitability which occurred in the fourth quarter of 2010 as well as our expectation of future taxable income in the U.S. The 2009 provision was comprised of taxes on profits on certain of our foreign subsidiaries that are profitable, deferred tax liabilities related to the amortization of goodwill for U.S. tax purposes which could not be used to reduce existing deferred tax assets, and the alternative minimum tax. Our effective tax rate differed from the U.S. statutory tax rate in 2010 principally due to the reversal of the valuation allowance on certain deferred tax assets and utilization of U.S net operating loss carryforwards. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2010, we have emerged from a cumulative loss position in the fourth quarter of 2010 in the United States. As previously noted, we have reversed $3.3 million of valuation allowance against certain U.S. deferred tax assets as based on the weight of available evidence we believe it is more likely than not that such assets will be realized. We continue to carry a valuation allowance against $4.3 million of other deferred tax assets, principally foreign net operating loss carryforwards, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate will increase in 2011 and begin to approach the U.S. statutory tax rate as we fully utilized all of our U.S net operating loss carryforwards in 2010 and we expect to utilize our remaining research and development credit carryforwards in 2011.

Comparison of the year ended December 31, 2009, to the year ended December 31, 2008

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

	2009	2008	$ Change	Percent change
	($ in thousands)
Net sales	$50,908	$48,720	$2,188	4%
Net sales by product category:
Vascular	$34,265	$31,316	$2,949	9%
Endovascular	12,363	13,203	(840)	(6%)
General Surgery	3,836	3,928	(92)	(2%)

Total Branded Products	50,464	48,447	2,017	4%
OEM	444	273	171	63%

Total	$50,908	$48,720	$2,188	4%

Net sales by geography:
Americas	$29,420	$26,899	$2,521	9%
International	21,488	21,821	(333)	(2%)

Total	$50,908	$48,720	$2,188	4%

Net sales. Net sales increased 4% to $50.9 million in 2009 from $48.7 million in 2008. Sales in our Vascular product category grew 9%, while sales in our Endovascular product category and General Surgery product categories decreased by 6% and 2%, respectively, from the previous year. New acquisitions and business development activities added 2% to year-over-year sales growth while changes in foreign currency exchange rates subtracted 2%. Sales increases in 2009 were largely driven by higher average selling prices across nearly all product lines, as well as an increase in our Vascular product category of $2.9 million, which included additional biologic patch sales of $1.1 million, increased valvulotomes sales of $0.7 million and vascular catheter sales of $0.5 million, as well as increases in primarily all other product lines in the Vascular product category and was partially offset by a $0.4 million decline in vessel closure systems sales. These gains were partially offset by a $0.8 million decrease in our Endovascular product category, primarily due to reduced sales of our TAArget stent graft and the Powerlink System, as well as the effect of negative currency exchange rate fluctuations of $0.9 million. In 2009 the volatility of the euro as compared to the dollar significantly affected the value of our sales in Europe when translated into U.S. dollars.

Our Endovascular product category declined to 24% of net sales in 2009 from 27% in the prior year. Endovascular declines were driven in part by decreased sales from our TAArget stent graft and the Powerlink System, which were impacted by the retirement of our largest stent graft customer in the fourth quarter of 2009, as well as strong competitor product offerings.

Direct-to-hospital net sales were 92% in 2009, up from 88% in 2008. The increase was largely due to strong results from our comparatively newer sales organizations in Italy and France and the conversion of our AlboGraft Vascular Graft from a distribution model to a direct sales model in March 2009.

Net sales by geography. Net sales in the Americas increased $2.5 million to $29.4 million in 2009. The increase was mainly the result of higher average selling prices across nearly all product lines as well as the addition of $1.1 million of sales of biologic patches. International net sales decreased $0.3 million in 2009 to $21.5 million. International sales were favorably impacted by sales growth of $0.8 million at our Italian sales office, $0.5 million at our French sales office, and $0.3 million at our Japanese sales office. International sales were unfavorably impacted by the effect of negative currency exchange rate fluctuations of $0.9 million and by a decrease in sales of our Endovascular product category of $0.5 million.

International direct-to-hospital net sales increased to 83% in 2009, up from 73% in 2008. The increase was largely due to strong results from our comparatively newer sales organizations in Italy and France and the termination of Edwards’ distribution of our AlboGraft Vascular Graft.

	2009	2008	$ Change	Percent change
	($ in thousands)
Gross profit	$37,304	$33,903	$3,401	10.0%
Gross margin	73.3%	69.6%	*	3.7%

*	Not applicable

Gross profit. Gross profit increased 10% to $37.3 million in 2009 from $33.9 million in 2008 while our gross margin increased 3.7% to 73.3%. The gross margin increase was largely the result of improved manufacturing efficiencies, higher average selling prices across nearly all product lines, a reduction in inventory write-downs related to the redesign of our TAArget stent graft product in 2008, and our direct sales of the AlboGraft Vascular Graft, which commenced on March 27, 2009. The increase was partially offset by negative currency exchange rate fluctuations.

	2009	2008	$ change	Percent change	2009 as a% of Revenue	2008 as a% of Revenue
	($ in thousands)
Sales and marketing	$17,710	$19,762	$(2,052)	(10%)	35%	41%
General and administrative	9,852	9,999	(147)	(1%)	19%	21%
Research and development	5,910	5,328	582	11%	12%	11%
Restructuring charges	1,777	1,147	630	55%	3%	2%
Impairment charge	106	597	(491)	(82%)	0%	1%

	$35,355	$36,833	$(1,478)	(4%)	69%	76%

Sales and marketing. Sales and marketing expense decreased 10% to $17.7 million in 2009, from $19.8 million in 2008. Selling expense decreased $1.6 million while marketing expense decreased $0.5 million. Foreign currency exchange rate fluctuations reduced sales and marketing expense by $0.3 million compared to the prior year. Selling expense decreases were driven largely by reduced sales commissions and payroll costs of $0.8 million, decreased travel and entertainment expenses of $0.4 million, and the effects of currency exchange rate fluctuations. Marketing expense decreases were largely the result of reduced advertising expenses of $0.2 million, reduced advisory board expenses of $0.2 million, and the effects of currency exchange rate fluctuations, and were partially offset by additional payroll costs of $0.2 million. As a percentage of revenues, sales and marketing expense decreased to 35% in 2009 from 41% in the prior year. At the end of 2009, we employed 61 field sales representatives worldwide, as compared to 52 at the end of 2008. Selling expense was restrained in part by the adoption of a lower-cost compensation model for most new sales hires.

General and administrative. General and administrative expense decreased 1% to $9.9 million in 2009 from $10.0 million in 2008. The decrease was primarily due to a reduction in insurance premiums of $0.2 million and was partially offset by increased amortization of $0.1 million related to the termination of our AlboGraft Vascular Graft distribution agreement with Edwards Lifesciences.

Research and development. Research and development expense increased 11% to $5.9 million in 2009 from $5.3 million in 2008. As a percentage of revenues, research and development expense increased to 12% in 2009 compared to 11% in 2008. The increase was driven by increased regulatory and clinical affairs related costs of $0.7 million as well as higher product development expense of $0.1 million, and was partially offset by a reduction in royalty expense of $0.1 million, driven by reduced TAArget and UniFit stent graft sales, and in processing engineering expense of $0.1 million.

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

Liquidity and Capital Resources

At December 31, 2010, our cash, cash equivalents and marketable securities were $22.6 million as compared to $24.0 million at December 31, 2009. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits, fully collateralized overnight repurchase agreements, and U.S. government obligations, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of December 31, 2010. In the event of a temporary decline in market value, we have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions, and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings, and funds generated from our operations.

For the year ended December 31, 2010, we recognized operating income of $4.0 million. For the year ended December 31, 2009, we recognized operating income of $1.9 million. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, divestitures and distributor terminations, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	the ongoing transfer of our AlboGraft Vascular Graft manufacturing from Brindisi, Italy to Burlington, Massachusetts;

•	the termination of distributor agreements in Spain and Denmark and subsequent start-up costs associated with going direct in those markets;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments;

•	remaining payment obligations associated with the LifeSpan Vascular Graft acquisition; and

•	the number, timing, and nature of acquisitions and other strategic transactions

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make purchases under our share repurchase program, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow from a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Credit Facility

We currently have no credit facility. We terminated our revolving line of credit with Brown Brothers Harriman & Co. effective as of August 23, 2010. Our borrowing capacity under this facility was $10 million and the maximum principal amount of any letters of credit issued as part of this facility was $3 million. Loans made under this revolving line of credit bore interest at the bank’s base rate or LIBOR plus 200 basis points, at our discretion, and were collateralized by substantially all of our assets. The loan agreement required that we meet certain financial and operating covenants including a required leverage ratio and minimum tangible net worth. As of August 23, 2010 and December 31, 2009, we had no borrowings outstanding under this credit facility and were in compliance with these covenants.

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants will become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the previous grants received, the imputed interest on the outstanding loan balance, and certain additional interest and penalties of approximately $0.3 million, which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of December 31, 2010 and has been recorded in our balance sheet in accrued expenses. We expect that this matter will be settled in 2011.

Cash Flows

	Year ended December 31,		Net Change
	2010	2009
Cash and cash equivalents	$22,614	$23,192	$(578)

Cash flows provided by (used in):
Operating activities	$7,052	$5,440	$1,612
Investing activities	(5,235)	2,182	(7,417)
Financing activities	(2,335)	(376)	(1,959)

Operating activities. Net cash provided by operating activities was $7.1 million in 2010 and consisted of the $6.0 million net income, adjusted for non-cash items of $1.5 million (including depreciation and amortization of $1.4 million, stock-based compensation of $1.0 million, provision for inventory write-offs of $0.8 million, impairment charges of $0.5 million and $0.1 million in accounts receivable loss provisions and was partially offset by a deferred income tax benefit of $2.4 million) and net cash used by changes in working capital of $0.4 million. The net cash used by changes in working capital was principally the result of an increase of accounts receivable, inventories and other current assets while partially offset by increased accounts payable.

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

Investing activities. Net cash used in investing activities was $5.2 million in 2010. This was primarily due to payments related to our acquisition of the LifeSpan Vascular ePTFE Graft of $3.5 million and purchases of property and equipment of $2.5 million, and was partially offset by sales and maturities of marketable securities of $0.8 million.

Net cash provided by investing activities was $2.2 million in 2009. This was primarily due to sales and maturities of marketable securities of $4.6 million, offset by the purchase of technology and other intangible assets of $1.0 million, payments made related to prior year acquisitions of $0.8 million, and purchases of property and equipment of $0.6 million.

Financing activities. Net cash used in financing activities was $2.3 million in 2010. This was primarily due to the purchase of $2.2 million of treasury stock under our stock repurchase plan and the purchase of $0.3 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings and was partially offset by $0.1 million from the exercise of stock options. As of December 31, 2010, we were able to purchase up to an additional $2.2 million of treasury stock under our stock repurchase plan through December 31, 2011.

Net cash used in financing activities was $0.4 million in 2009. This was primarily due to the purchase of $0.5 million of treasury stock under our stock repurchase plan and the purchase of $0.2 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings and was partially offset by $0.2 million from the exercise of stock options and $0.1 million from an Italian government loan program which we assumed as part of our purchase of Biomateriali.

Dividends. On February 28, 2011, our Board of Directors approved a policy for the payment of regular quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend is payable on April 5, 2011, to stockholders of record at the close of business on March 22, 2011, and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Contractual obligations. Our principal contractual obligations consist of operating leases, inventory purchase commitments, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of December 31, 2010:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$4,654	$1,307	$1,865	$1,482
Purchase commitments for inventory	14,129	4,559	7,685	1,885
Payments to terminate foreign distributors	1,223	1,123	100	—
Acquisition related liabilities	441	441	—	—
Unrecognized tax benefits	277	277	—	—

Total contractual obligations	$20,724	$7,707	$9,650	$3,367

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2017; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2013; and our Milan, Italy office, expiring in 2016.

The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). Our most significant accounting policies are described in note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results could differ from those estimates.

Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and observance of trends in the industry, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.

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

We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use customer purchase orders or contracts to determine the existence of an arrangement. Substantially all sales transactions are based on prices that are determinable at the time that the customer’s purchase order is accepted by us. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We provide for product returns at the time revenue is recognized based on our historical return product history. Based on these policies, we recognize revenue, net of allowances for returns and discounts, as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts, at the time of shipment of our products to our distributors.

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

We write off accounts receivable when they become uncollectible. While such credit losses have historically been within our expectations and allowances, we cannot guarantee the same credit loss rates will be experienced in the future. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectability. The provision for doubtful accounts is recorded in general and administrative expenses.

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

Stock-based Compensation

We recognize, as expense, the estimated fair value of stock options to employees which is determined using the Black-Scholes option pricing model. We have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that we grant stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method for “plain vanilla” options. Computation of expected forfeitures is based on historical forfeiture rates of our share-based awards.

We also issue restricted stock units (RSUs) as an additional form of equity compensation to our employees, officers, and directors, pursuant to our stockholder-approved 2006 Plan. RSUs entitle the grantee to an issuance of stock at no cost and generally vest over a period of time determined by our Board of Directors at the time of grant based upon the continued service to the company. The fair market value of the award is determined based on the number of RSUs granted and the market value of our common stock on the grant date and is amortized to expense over the period of vesting. Computation of expected forfeitures is based on historical forfeiture rates of our share-based awards. Unvested RSUs are forfeited and canceled as of the date that employment or service to the company terminates. RSUs are settled in shares of our common stock upon vesting. We may repurchase common stock upon our employees’ vesting in RSUs in order to cover any minimum tax withholding liability as a result of the RSUs having vested.

We used an expected forfeiture rate of approximately 16%, 18%, and 20% for 2010, 2009, and 2008, respectively. Share-based compensation charges are recorded net of the estimated forfeitures and will be adjusted in future periods to reflect the results of actual forfeitures and vesting. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $1.0 million in connection with share-based payment awards for the year ended December 31, 2010. The future expense of non-vested share-based awards of approximately $2.3 million is to be recognized over a weighted-average period of 3.3 years. During 2010, we granted stock options at a weighted average exercise price of $5.86 and restricted stock units with fair value weighted average price of $5.81.

Valuation of Goodwill, Other Intangibles

When we acquire a business, the purchase price is allocated, as applicable, among acquired tangible net assets, identifiable intangible assets, and goodwill as required by GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of the acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of our goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, we allocate the fair value of our reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no impairment charges were required during the year ended December 31, 2010 as our market capitalization as a whole has exceeded the carrying amount, and on that basis we concluded that goodwill was not impaired. Goodwill was $11.9 million and $11.0 million as of December 31, 2010 and 2009, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 2 to 15 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period identified. We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $3.3 million as of December 31, 2009, and $3.7 million as of December 31, 2010. We recognized impairment charges on our intangible assets of $0.1 million in 2009 and $0.5 million in 2010.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2010, 2009, and 2008, we were not subject to any material litigation, claims or assessments.

Restructuring

We record restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, or distributor terminations. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, or other costs directly related to the restructuring.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $4.3 million and $6.5 million as of December 31, 2010 and 2009, respectively.

Marketable Securities

Our investments consist primarily of marketable debt securities and U.S. government securities, and are classified as available-for-sale and are carried at fair market value at December 31, 2010. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with maturities of greater than 90 days at the time of purchase to be short-term investments. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired. If we conclude an instrument is other-than-temporarily impaired, we record the unrealized loss in the consolidated statement of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) issued new guidance to determine whether variable interests in third party entities grant a controlling financial interest in the entities. This amended guidance replaces the previous quantitative approach for identifying when enterprises should consolidate variable interest entities with a qualitative analysis, based on which enterprise has both (1) the power to direct the economic activities of a variable interest entity and (2) the obligation to absorb losses or receive benefits from the entity that could be significant to the variable interest entity. We adopted this guidance effective January 1, 2010. The adoption did not have an effect on our consolidated results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Pursuant to Item 308 of Regulation S-K, this management’s report on internal control over financing reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There was no change in the our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Not Applicable.

PART III

The information responsive to this item is incorporated by reference herein from the information to be contained in our 2011 definitive proxy statement (the “2011 Definitive Proxy Statement”) for the 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meeting and Committees of the Board of Directors” in our 2011 definitive proxy statement (the “2011 Definitive Proxy Statement”) for the 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2010.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2011 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2010. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,380,458	$5.07	1,364,149
Equity compensation plans not approved by security holders	—	—	—

Total	2,380,458	$5.07	1,364,149

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2011 Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Ratification of Independent Registered Public Accounting Firm” in our 2011 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

(3)	Exhibits

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith
3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	3.1

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	3.2

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	4.1

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	10.1

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	10.2

10.3	Patent Sublicense Agreement dated March 7, 2003, by and between IMPRA, Inc. and Endomed, Inc.	S-1	4/25/06	10.3

10.4	Confirmation and Agreement dated February 2, 2005, by and between the Registrant and Bard Peripheral Vascular, Inc.	S-1	4/25/06	10.4

10.5	License Agreement dated February 11, 1992, by and between United States Surgical Corporation and Spinnaker R&D Associates, as amended	S-1	4/25/06	10.5

10.6	Side Letter Agreement dated January 30, 2004, by and between the Registrant and Spinnaker R&D Associates	S-1	4/25/06	10.6

10.7	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre†	S-1/A	5/26/06	10.7

10.8	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended†	10-K	3/31/09	10.8

10.9	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts†	S-1/A	6/22/06	10.24

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith
10.10	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino (corrected)†	S-1/A	6/22/06	10.10

10.11	1997 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.11

10.12	1998 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.12

10.13	2000 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.13

10.14	2004 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.14

10.15	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder†	8-K	6/18/10	10.1

10.16	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	10.17

10.17	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan†	8-K	12/26/06	99.1

10.18	Management Incentive Compensation Plan†	8-K	4/27/07	10.1

10.19	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	10.1

10.20	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	10.1

10.21	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	10.36

10.22	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre†	10-K	3/31/09	10.37

10.23	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts†	10-K	3/31/09	10.38

10.24	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino†	10-K	3/31/09	10.39

10.25	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.26	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)**				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)**				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

LEMAITRE VASCULAR

By:	/s/ GEORGE W. LEMAITRE
George W. LeMaitre, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. LEMAITRE George W. LeMaitre	Chief Executive Officer and Chairman of the Board Principal Executive Officer	March 30, 2011

/s/ JOSEPH P. PELLEGRINO, Jr. Joseph P. Pellegrino, Jr.	Chief Financial Officer	March 30, 2011

/s/ RUSSELL D. HAYS Russell D. Hays	Director	March 30, 2011

/s/ MICHAEL C. JACKSON Michael C. Jackson	Director	March 30, 2011

/s/ LAWRENCE J. JASINSKI Lawrence J. Jasinski	Director	March 30, 2011

/s/ CORNELIA W. LEMAITRE Cornelia W. LeMaitre	Vice President, Human Resources and Director	March 30, 2011

/s/ GEORGE D. LEMAITRE, M.D. George D. LeMaitre, M.D.	Director	March 30, 2011

/s/ JOHN J. O’CONNOR John J. O’Connor	Director	March 30, 2011

/s/ DAVID B. ROBERTS David B. Roberts	President and Director	March 30, 2011

/s/ WILLIAM N. THORNDIKE, Jr. William N. Thorndike, Jr.	Director	March 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeMaitre Vascular, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2011

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$22,614	$23,192
Marketable securities	—	808
Accounts receivable, net of allowances of $184 at December 31, 2010, and $159 at December 31, 2009	8,475	7,778
Inventory	8,375	6,498
Prepaid expenses and other current assets	3,447	1,274

Total current assets	42,911	39,550
Property and equipment, net	3,806	2,101
Goodwill	11,917	11,022
Other intangibles, net	3,686	3,316
Deferred tax assets	134	—
Other assets	820	917

Total assets	$63,274	$56,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,320	$1,136
Accrued expenses	8,628	5,412
Acquisition-related obligations	441	—

Total current liabilities	10,389	6,548
Long-term debt	—	188
Deferred tax liabilities	443	1,546
Other long-term liabilities	86	411

Total liabilities	10,918	8,693
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 16,117,201 shares at December 31, 2010, and 15,911,619 shares at December 31, 2009	161	159
Additional paid-in capital	64,642	63,475
Accumulated deficit	(8,583)	(14,596)
Accumulated other comprehensive income (loss)	(429)	94
Treasury stock, at cost; 637,916 shares at December 31, 2010, and 210,938 shares at December 31, 2009	(3,435)	(919)

Total stockholders’ equity	52,356	48,213

Total liabilities and stockholders’ equity	$63,274	$56,906

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net sales	$56,060	$50,908	$48,720
Cost of sales	14,341	13,604	14,817

Gross profit	41,719	37,304	33,903
Sales and marketing	19,409	17,710	19,762
General and administrative	10,506	9,852	9,999
Research and development	5,488	5,910	5,328
Restructuring charges	1,816	1,777	1,147
Impairment charges	485	106	597

Total operating expenses	37,704	35,355	36,833

Income (loss) from operations	4,015	1,949	(2,930)
Other income (expense):
Interest income	31	38	530
Interest expense	(5)	(26)	(61)
Investment impairment	—	—	(168)
Foreign currency gain (loss)	(30)	280	(139)
Other income (expense), net	14	(26)	(53)

Income (loss) before income taxes	4,025	2,215	(2,821)
Provision (benefit) for income taxes	(1,988)	617	493

Net income (loss)	$6,013	$1,598	$(3,314)

Net income (loss) per share available for common shareholders:
Basic	$0.38	$0.10	$(0.21)

Diluted	$0.37	$0.10	$(0.21)

Weighted-average shares outstanding:
Basic	15,627	15,687	15,572
Diluted	16,114	15,916	15,572

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

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	15,703,522	$157	$62,290	$(16,194)	$(272)	50,284	$(233)	$45,748
Net income				1,598				1,598
Unrealized gain on available for sale securities					95			95
Foreign currency translation adjustment					271			271

Comprehensive income								1,964
Issuance of common stock for stock options exercised	51,250	1	156					157
Issuance of common stock for employee stock plan purchases	18,378		44					44
Vested restricted stock units	138,469	1						1
Stock based compensation expense			985					985
Repurchase of common stock at cost						160,654	(686)	(686)

Balance at December 31, 2009	15,911,619	$159	$63,475	$(14,596)	$94	210,938	$(919)	$48,213

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	15,911,619	$159	$63,475	$(14,596)	$94	210,938	$(919)	$48,213
Net income				6,013				6,013
Unrealized loss on available for sale securities					(4)			(4)
Foreign currency translation adjustment					(519)			(519)

Comprehensive income								5,490
Issuance of common stock for stock options exercised	73,497	1	130					131
Vested restricted stock units	132,085	1						1
Tax benefits from stock-based compensation awards			70					70
Stock based compensation expense			967					967
Repurchase of common stock at cost						426,978	(2,516)	(2,516)

Balance at December 31, 2010	16,117,201	$161	$64,642	$(8,583)	$(429)	637,916	$(3,435)	$52,356

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$6,013	$1,598	$(3,314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,376	1,419	1,593
Stock-based compensation	967	985	801
Accretion of discount (amortization of premium) on marketable securities	1	46	(99)
Investment impairment charges	—	—	168
(Gain) loss on sales of marketable securities	—	34	(5)
Impairment charges	485	106	597
Provision for losses in accounts receivable	55	75	27
Provision for inventory write-downs	836	428	1,048
Provision for (benefit from) deferred income taxes	(2,380)	226	249
Tax benefits from stock-based compensation awards	(70)	—	—
Loss on disposal of property and equipment	51	17	41
Abandonment of fixed assets	108	—	—
Foreign currency transaction gain	37	63	25
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(973)	(486)	(353)
Inventory	(1,735)	164	1,473
Prepaid expenses and other assets	(846)	610	1,050
Accounts payable and other liabilities	3,127	155	(2,720)

Net cash provided by operating activities	7,052	5,440	581

Investing activities
Purchase of property and equipment	(2,471)	(577)	(624)
Payments related to acquisitions	(3,520)	(759)	(835)
Receipts related to divestitures	40	—	—
Purchase of technology and licenses	(87)	(1,048)	(114)
Sales and maturities of marketable securities	803	4,566	14,909
Purchase of marketable securities	—	—	(4,323)

Net cash provided by (used in) investing activities	(5,235)	2,182	9,013

Financing activities
Proceeds from issuance of common stock	132	202	304
Purchase of treasury stock	(2,516)	(686)	(66)
Tax benefits from stock-based compensation awards	70	—	—
Proceeds from Italian government loan	—	108	—
Payments of Italian government loan	(21)	—	—
Repayment of revolving line of credit	—	—	(262)

Net cash used in financing activities	(2,335)	(376)	(24)
Effect of exchange rate changes on cash and cash equivalents	(60)	51	(72)

Net increase (decrease) in cash and cash equivalents	(578)	7,297	9,498
Cash and cash equivalents at beginning of year	23,192	15,895	6,397

Cash and cash equivalents at end of year	$22,614	$23,192	$15,895

Supplemental disclosures of cash flow information (see Note 15).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are aortic stent grafts, balloon catheters, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. We also have rights to distribute in several European countries an abdominal stent graft manufactured by a third party through June 30, 2013. In addition, we have rights to exclusively distribute in the United States and most of Europe a biologic vascular patch manufactured by a third party through January 26, 2016. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Brindisi, Italy, Laguna Hills, California and Tokyo, Japan.

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

Foreign exchange transaction gains (losses), substantially all of which relate to intercompany activity between us and our foreign subsidiaries, amounted to ($30,000) in 2010, $0.3 million in 2009, and ($0.1) million in 2008, and are included in other income (expense) in the accompanying consolidated statements of operations.

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

After the delivery of the product, there is no uncertainty about customer acceptance due to the nature of the product. There is no contingency for acceptance, warranty, or price protection. We do not recognize revenue on consigned sales until the customer notifies us that the products have been used. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We provide for product returns at the time revenue is recognized based on our product return history.

Based on these policies, we recognize revenue, net of allowances for returns and discounts, as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts, at the time of shipment of our products to our distributors. Customers returning products are entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, and must have at least 18 months remaining prior to its expiration date, or twelve months for our hospital customers in Europe. These return policies apply to sales to both hospitals and distributors. Our products are subject to a limited warranty that our products have been manufactured with due care. The amount of products returned to us, either for exchange or credit, has not been material. Nevertheless, we provide for an allowance for future sales returns based on historical return experience. Our cost of replacing defective products has not been material and is accounted for at the time of replacement.

Research and Development Expense

Research and development costs, principally salaries, laboratory testing, and supplies, are expensed as incurred.

Shipping and Handling Costs

Shipping and handling fees paid by customers are recorded within net sales, with the related expense recorded in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales and marketing expense in the accompanying Consolidated Statements of Operations. Advertising costs amounted to $0.3 million in 2010, $0.4 million in 2009, and $0.6 million in 2008.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in fully collateralized overnight repurchase agreements and short-term U.S. treasury securities. These amounts are stated at cost, which approximates fair value.

Marketable Securities

Our investments consist primarily of marketable debt securities and U.S. government securities, which are classified as available-for-sale and are carried at fair market value at December 31, 2010 and December 31, 2009. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). We consider all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents, and investments with maturities of greater than 90 days at the time of purchase to be marketable securities. When a marketable security incurs a significant unrealized loss for a sustained period of time, we review the instrument to determine if it is other-than-temporarily impaired. If we conclude an instrument is other-than-temporarily impaired, we record the unrealized loss in the consolidated statement of operations.

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

We write off accounts receivable when they become uncollectible. While such credit losses have historically been within our expectations and allowances, we cannot guarantee the same credit loss rates will be experienced in the future. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectability. The provision for the allowance for doubtful accounts is recorded in general and administrative expenses. The following is a summary of our allowance for doubtful accounts and sales returns:

	Balance at Beginning of Period	Additions Charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2010	$159	$55	$30	$184
Year ended December 31, 2009	160	75	76	159
Year ended December 31, 2008	219	27	86	160

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

Valuation of Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and are usually performed by an independent appraiser who measures fair value from the perspective of a market participant.

Beginning January 1, 2009, acquisitions have been accounted for using the acquisition method, and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. Acquisition transaction costs have been recorded in general and administrative expenses, and are expensed as incurred. Allocation of the purchase price for acquisitions is based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation.

Our acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include use of our existing commercial infrastructure to expand sales of the acquired businesses’ products, use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of our products, and the elimination of redundant facilities, functions and staffing.

Contingent Consideration

For business combinations completed after January 1, 2009, the FASB requires contingent consideration be recognized at the date of acquisition, based on the fair value at that date, and then re-measured periodically through adjustments to net income.

Impairment of Long-lived Assets

We review our long-lived assets (primarily property and equipment and intangible assets) subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Impairment is measured based on the fair market value of the affected asset using discounted cash flows.

In January 2008 we were notified by one of the customers of our Biomateriali subsidiary that they would no longer purchase a certain product line from us, and, as a result, we recorded an impairment charge of $0.4 million due to the write-down of related intangible assets. As of December 31, 2008, we determined that an impairment indicator existed with respect to the remaining product line with this Biomateriali customer. Consequently, we recorded an impairment charge of $84,000 to reduce the carrying value of these assets to their estimated fair value of $0.1 million. In June 2010, we determined that an impairment indicator existed with respect to the relationship with this Biomateriali customer. As a result, we recorded an impairment charge of $67,000 to write-off the remaining carrying value of the customer relationship with this Biomateriali customer. Fair value was determined by projected future cash flows discounted to their net present value.

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

In 2010, we recognized impairment charges of $0.4 million related to our TAArget and UniFit products associated with certain technology, customer lists, and fixed assets. We determined that an impairment indicator existed with respect to these products as we suspended enrollment into our UNITE and ENTRUST clinical trials and ceased development efforts related to these products in October 2010. The fair value of the residual intangible assets of $0.2 million was determined by projected future cash flows discounted to their net present value and will be amortized over three years.

These impairment adjustments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. The first step of our goodwill impairment test, used to identify potential impairment, compares the fair value of our reporting unit with its carrying amount, including goodwill. If the fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired, and the second step of the impairment test, used to measure the amount of the impairment loss, is unnecessary. If the carrying amount of our reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill as of the date of the impairment review with the carrying amount of that goodwill. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2010, 2009, or 2008.

Other Intangible Assets

Other intangible assets consist primarily of patents, trademarks, technology licenses, and customer relationships acquired in connection with business acquisitions and asset acquisitions and are amortized over their estimated useful lives, ranging from 2 to 15 years.

Stock-based Compensation

We recognize, as expense, the estimated fair value of stock options to employees which is determined using the Black-Scholes option pricing model. We have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that we grant stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The expected lives of the options were estimated using the simplified method for “plain vanilla” options. Computation of expected forfeitures is based on historical forfeiture rates of our share-based awards.

We also issue restricted stock units (RSUs) as an additional form of equity compensation to our employees, officers, and directors, pursuant to our stockholder-approved 2006 Plan. RSUs entitle the grantee to an issuance of stock at no cost and generally vest over a period of time determined by our Board of Directors at the time of grant based upon the continued service to the company. The fair market value of the award is determined based on the number of RSUs granted and the market value of our common stock on the grant date and is amortized to expense over the period of vesting. Computation of expected forfeitures is based on historical forfeiture rates of our share-based awards. Unvested RSUs are forfeited and canceled as of the date that employment or service to the company terminates. RSUs are settled in shares of our common stock upon vesting. We may repurchase common stock upon our employees’ vesting in RSUs in order to cover any minimum tax withholding liability as a result of the RSUs having vested.

We used an expected forfeiture rate of approximately 16%, 18%, and 20% for 2010, 2009, and 2008, respectively. Share-based compensation charges are recorded net of the estimated forfeitures and will be adjusted in future periods to reflect the results of actual forfeitures and vesting. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2010, 2009, and 2008, we were not subject to any material litigation or claims and assessments.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We recognize in our financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

As of December 31, 2010, accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $429,000. As of December 31, 2009, accumulated other comprehensive income consisted of unrealized gains on available-for-sale securities of $4,000 and foreign currency translation adjustment gains of $90,000.

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

Net Income (Loss) Per Share

We compute basic earnings per share by dividing net income available for common stockholders by the weighted average number of shares outstanding during the year. Except where the result would be anti-dilutive to net income (loss) per share, diluted earnings per share has been computed using the treasury stock method and reflects the potential vesting of restricted common stock and the potential exercise of stock options, as well as their related income tax effects.

The computation of basic and diluted net income (loss) per share is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Basic:
Net income (loss) available for common stockholders	$6,013	$1,598	$(3,314)

Weighted average shares outstanding	15,627	15,687	15,572

Basic net income (loss) per share	$0.38	$0.10	$(0.21)

Diluted:
Net income (loss) available for common stockholders	$6,013	$1,598	$(3,314)

Weighted-average shares outstanding	15,627	15,687	15,572
Common stock equivalents, if dilutive	487	229	—

Shares used in computing diluted net income (loss) per common share	16,114	15,916	15,572

Diluted net income (loss) per share	$0.37	$0.10	$(0.21)

For 2010 shares used in computing diluted net income per common share excludes 58,363 weighted-average shares of common stock issuable upon exercise of outstanding stock options and vesting of RSUs, as the effect of including those shares would be anti-dilutive.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the FASB) issued new guidance to determine whether variable interests in third party entities grant a controlling financial interest in the entities. This amended guidance replaces the previous quantitative approach for identifying when enterprises should consolidate variable interest entities with a qualitative analysis, based on which enterprise has both (1) the power to direct the economic activities of a variable interest entity and (2) the obligation to absorb losses or receive benefits from the entity that could be significant to the variable interest entity. We adopted this guidance effective January 1, 2010. The adoption did not have an effect on our consolidated results of operations or financial condition.

2. Marketable Securities

Marketable securities are primarily available-for-sale investments and consist of the following:

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate bonds	$450	$—	$—	$450
Asset backed securities	354	4	—	358

Total marketable securities	$804	$4	$—	$808

We did not own any marketable securities as of December 31, 2010.

Gross realized gains and losses on the sales of available-for-sale marketable securities were not material and have been included in interest income in the consolidated statements of operations for 2010, 2009, and 2008.

In 2008, we recorded an investment impairment charge of $0.2 million which was attributed to the other-than-temporary decline in one asset backed security which we held as available-for-sale in our marketable securities portfolio at December 31, 2008.

3. Acquisitions and Divestitures

Biomateriali

In December 2007, we acquired all of the stock of Biomateriali, S.r.l. (Biomateriali) a privately held Italian company. Biomateriali manufactures polyester grafts for use in open abdominal aortic aneurysm and peripheral vascular procedures, which we branded the AlboGraft Vascular Graft. Our consolidated financial statements include the operating results for Biomateriali from the date of the acquisition.

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

In October 2010, we announced the transfer of the manufacturing of the AlboGraft Vascular Graft to our Burlington facility and the subsequent closure of the Biomateriali manufacturing plant as discussed in Note 13.

AlboGraft Distribution Agreement

In March 2009, we entered into a series of agreements with Edwards Lifesciences Corporation (Edwards) to terminate their distribution of our AlboGraft Vascular Graft product line in Europe and certain other international markets, for which they had exclusive rights through 2011, and to acquire certain assets and rights from Edwards. We paid $3.5 million to Edwards in exchange for this early termination, the purchase of their AlboGraft customer list, certain licenses and most of their remaining AlboGraft inventory. We allocated the payment to the tangible and intangible assets acquired, and to the settlement of our pre-existing relationship with Edwards, based on the estimated fair value of each of these elements to the transaction. As such, we recorded $1.0 million of intangible assets, recognized a $1.8 million restructuring charge related to the early termination of the distribution agreement, and $0.7 million of inventory.

LifeSpan Vascular Graft

In November 2010, we entered into an Asset Purchase Agreement (the Angiotech Agreement) with Angiotech Pharmaceuticals (US), Inc., and Angiodevice International GmbH (together, Sellers), to acquire substantially all the assets associated with the LifeSpan Vascular Graft and related manufacturing business. Assets acquired include inventory, fixed assets, select contractual commitments, permits and approvals, legal rights, and intellectual property. Other provisions of the Angiotech Agreement include transitional assistance from Sellers and mutual indemnification for losses arising out of or relating to certain breaches of, and misrepresentations under, the Angiotech Agreement.

The purchase price for this acquisition was $2.8 million dollars. We paid Angiotech $2.5 million at the closing of the acquisition. We will pay approximately $0.3 million on the first anniversary of the closing. The deferred payments have been included in Acquisition-related obligations in the December 31, 2010 consolidated balance sheet. We accounted for the acquisition as a business combination.

We are not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates. The following table summarizes the preliminary purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$765
Property and equipment	209
Intangible assets	931
Goodwill	895

Total assets acquired	2,800
Total liabilities assumed	—

$2,800

The goodwill of $0.9 million will be deductible for tax purposes over 15 years.

Of the $0.9 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Patents	$863	6.0 years
Customer and contract relationships	68	4.0 years

Total intangible assets	$931

In a related transaction, on November 30, 2010, we entered into an Asset Purchase Agreement and a Transition Agreement (together, the Edwards Agreements), each with Edwards Lifesciences Corporation (Edwards), and certain of Edwards’ affiliates, for an orderly transition of Edwards’ distribution business of the LifeSpan Vascular Graft in Europe and Japan from Edwards to LeMaitre, and to acquire from Edwards certain assets related to Edwards’ distribution of the product, including inventory, detailed customer lists for Europe and Japan, transfer of certain registrations, and the LifeSpan trademark. Under the Edwards Agreements, Edwards will provide sales and marketing cooperation through assignment of most assignable customer contracts and other transition assistance.

We paid Edwards $1.0 million on the closing date and paid $0.2 million in March 2011. The deferred payments have been included in Acquisition-related obligations in the December 31, 2010 balance sheet. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. As such, we recorded $0.6 million of inventory and $0.5 million of intangible assets. The weighted-average amortization period for these intangibles as of December 31, 2010 is 4.4 years. In addition, we recorded $0.1 million as prepaid transition services which will be amortized over its contractual life of three months.

The LifeSpan Vascular Graft fair value measurements fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our acquisition due diligence model, most recent operational budgets, long range strategic plans and other estimates.

OptiLock Implantable Port

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% of Minvasive’s OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. As a result of the transaction, we recorded the estimated present value of amounts due as a $0.1 million receivable in other long term assets. All royalty payments received from Minvasive will be applied to the receivable, and any payments received in excess of the outstanding receivable balance will be recognized as a gain on disposition in the periods in which they are received. We have received $40,000 as of December 31, 2010.

4. Inventory

Inventory consists of the following:

	As of December 31,
	2010	2009
	(in thousands)
Raw materials	$2,219	$1,624
Work-in-process	1,469	1,244
Finished products	4,687	3,630

Total inventory	$8,375	$6,498

5. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2010	2009
	(in thousands)
Computers and equipment	$2,066	$1,922
Machinery and equipment	6,221	4,255
Leasehold improvements	1,205	1,171

Gross property and equipment	9,492	7,348
Less accumulated depreciation	(5,686)	(5,247)

Property and equipment, net	$3,806	$2,101

Depreciation expense amounted to approximately $0.7 million, $0.8 million, and $1.1 million in 2010, 2009, and 2008, respectively.

6. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$11,022	$11,022
Additions for acquisitions	895	—

Balance at end of year	$11,917	$11,022

Other intangibles consist of the following:

	2010			2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
	(in thousands)
Patents	$3,761	$1,529	$2,232	$2,251	$1,044	$1,207
Trademarks and technology licenses	1,271	735	536	1,301	636	665
Customer relationships	1,662	848	814	1,738	478	1,260
Other intangible assets	312	208	104	303	119	184

Total identifiable intangible assets	$7,006	$3,320	$3,686	$5,593	$2,277	$3,316

These assets are being amortized over useful lives ranging from 2 to 15 years. The weighted-average amortization period for these intangibles as of December 31, 2010, is 5.7 years. Amortization expense amounted to $0.7 million, $0.6 million, and $0.5 million in 2010, 2009, and 2008, respectively. Amortization expense is included in general and administrative expense.

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2010, is as follows:

(in thousands)
2011	$848
2012	808
2013	737
2014	523
2015	323

7. Financing Arrangements

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

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants will become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the previous grants received, the imputed interest on the outstanding loan balance, and certain additional interest and penalties of approximately $0.3 million, which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of December 31, 2010 and has been recorded in our balance sheet in accrued expenses. We expect that this matter will be settled in 2011.

8. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2010	2009
	(in thousands)
Compensation and related taxes	$4,116	$3,273
Income and other taxes	802	421
Factory build-out costs	791	—
Restructuring	922	—
Professional fees	441	348
Other	1,556	1,370

Total	$8,628	$5,412

9. Commitments and Contingencies

Leases

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. Rent expense was $1.1 million in 2010, $1.3 million in 2009, and $1.5 million in 2008. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2010 and 2009.

At December 31, 2010, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

Operating Leases
(in thousands)
2011	$1,307
2012	1,015
2013	850
2014	743
2015	739

On March 23, 2010, we extended our lease of our manufacturing facility in Burlington, Massachusetts through 2017. Additionally, we entered into a lease for an additional 17,617 square feet in an adjacent facility in Burlington, Massachusetts through 2017 while terminating the lease to our Burlington storage facility.

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $14.1 million of inventory through 2015. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

Other Commitments

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of The UnBalloon Non-Occlusive Modeling Catheter in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for the four quarters. The European earn-out period was measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $27,000. The United States earn-out period will be measured for four quarters following the first commercial sale in the United States. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the periods that the contingency is resolved.

We have deferred payments related to our November 2010 acquisition of the LifeSpan Vascular Graft (as discussed in Note 3) of approximately $0.2 million payable to Edwards in February 2011 and approximately $0.3 million payable to Angiotech in November 2011. The deferred payments have been included in Acquisition-related obligations in the December 31, 2010 balance sheet.

On December 28, 2010, we agreed with our Spanish distributor to terminate our relationship effective July 1, 2011. Our distributor will provide transition services from January 1, 2011 through June 30, 2011. We will acquire customer relationships, a non-compete agreement, and inventory from our Spanish distributor upon the transition. We will pay our distributor $0.9 million in 2011 under the terms of this agreement. Additionally, we have entered into a one-year consulting agreement beginning July 1, 2011 with an employee of our distributor for $0.2 million. Pursuant to this agreement, the assets are to be transferred and services are to be performed commencing in 2011, and as such we have not accrued the associated liabilities as of December 31, 2010.

On December 27, 2010, we agreed with our Danish distributor to terminate our relationship effective July 1, 2011. Our distributor will provide transition services from January 1, 2011 through June 30, 2011. We will acquire customer relationships, a non-compete agreement, and inventory from our Danish distributor upon the transition. We will pay our distributor $0.2 million in 2011 under the terms of this agreement. Pursuant to this agreement, the assets are to be transferred and services are to be performed commencing in 2011, and as such we have not accrued the associated liabilities as of December 31, 2010.

10. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
United States	$7,171	$5,127	$78
Foreign	(3,146)	(2,912)	(2,899)

Total	$4,025	$2,215	$(2,821)

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$147	$133	$17
State	60	5	25
Foreign	185	253	202

	392	391	244
Deferred:
Federal	(2,105)	260	262
State	(257)	22	9
Foreign	(18)	(56)	(22)

	(2,380)	226	249

Provision (benefit) for income taxes	$(1,988)	$617	$493

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2010, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $277,000. As a result of an indirect benefit from the IRC Section 199 deduction, the unrecognized tax benefits were reduced by $22,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending December 31, 2011. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The Federal statute of limitations will be open with respect to these tax positions until 2014. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2010	2009	2008
	(in thousands)
Unrecognized tax benefits at the beginning of year	$299	$299	$170
Increases in unrecognized tax benefits as a result of tax positions taken during the period	—	—	129
Amount of decreases in the unrecognized tax benefits relating to an indirect IRC Section 199 benefit	(22)	—	—

Unrecognized tax benefits at the end of the year	$277	$299	$299

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Inventory	$418	$563
Net operating loss carryforward	3,830	3,238
Tax credit carryforward	822	891
Reserves and accruals	231	159
Property and equipment	33	79
Intangible assets	1,236	1,291
Other	400	347

Total deferred tax assets	6,970	6,568

Deferred tax liabilities:
Other intangibles	(63)	0
Goodwill	(1,760)	(1,608)

Total deferred tax liabilities	(1,823)	(1,608)

Net deferred tax assets before valuation allowance	5,147	4,960

Valuation allowance	(4,309)	(6,510)

Net deferred tax asset (liability)	$838	$(1,550)

Deferred tax classification
Short-term deferred tax asset	$1,205	$—
Short-term deferred tax liability	(58)	(4)

Net short-term deferred tax asset (liability)	1,147	(4)

Long-term deferred tax asset	134	—
Long-term deferred tax liability	(443)	(1,546)

Net long-term deferred tax asset (liability)	(309)	(1,546)

Net deferred tax asset (liability)	$838	$(1,550)

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that we emerged from a cumulative loss position in the fourth quarter of 2010 in the United States. As a result we have released $3.3 million of our valuation allowance that was previously set up against certain U.S. deferred tax assets which based on the weight of available evidence; we believe it is more likely than not such assets will be realized. We continue to carry a valuation allowance against $4.3 million of state credits and foreign deferred tax assets; based on the weight of available evidence, we believe it is more likely than not such assets will not be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

As of December 31, 2010, we are no longer in a cumulative net operating loss position in the United States, measured over a three year period. In 2010, we used $1.4 million of net operating loss carryforwards that were available to offset our taxable income in the United States and as a result, have no remaining net operating loss carryforwards in the United States as of December 31, 2010. We have state net operating loss carryforwards of $0.7 million that expire at various times through 2029. In addition, we have net operating loss carryforwards in France of $2.7 million that have no expiration, Japan of $1.3 million that begin to expire in 2013 and Italy of $7.6 million of which $0.6 million does not expire and $7.0 million begin to expire in 2013. We also have federal research and development tax credit carryforwards of approximately $0.5 million and state tax credit carryforwards of approximately $0.5 million that are available to reduce future tax liabilities, which expire at various dates through 2030, or can be carried forward indefinitely. Included in the research and development credit carryforwards are stock option deductions of approximately $0.5 million. The benefit of these tax deductions will be credited to additional paid-in capital upon we receive a cash benefit from the stock options being utilized. Ownership changes, as defined by the Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	1.8%	1.2%	(0.3%)
Effect of foreign taxes	(0.8%)	2.3%	1.8%
Valuation allowance	(87.7%)	(20.1%)	(49.3%)
Permanent differences	6.4%	9.3%	(2.6%)
Other	(3.1%)	1.2%	(1.1%)

Effective tax rate	(49.4%)	27.9%	(17.5%)

We are not currently under audit in any tax jurisdictions. As of December 31, 2010, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States—Federal	2007 and forward
Germany	2007 and forward
Italy	2006 and forward
Japan	2004 and forward

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

In May 2006 we approved a 2006 Stock Option and Incentive Plan (the 2006 Plan), which became effective upon the initial public offering. In June 2009 we amended the 2006 Plan to increase the aggregate pool of available shares from 750,000 to 1,500,000 of common stock, and in June 2010 we further amended the 2006 Plan to increase the aggregate pool of available shares from 1,500,000 to 3,000,000 of common stock. The plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. In connection with the adoption of the 2006 Plan, no further option grants are permitted under the 1997, 1998, 2000, and 2004 stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued or treasury shares. The total number of shares currently authorized for stock award plans is 4,618,003 of which approximately 1,364,149 remain available for grant as of December 31, 2010.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Volatility	72.1%	80.5%	52.1%
Risk-free interest rate	1.6%	2.2%	3.2%
Weighted average expected option term (in years)	4.8	4.5	4.7
Weighted average fair value per share of options granted	$3.43	$1.88	$1.59
Aggregate intrinsic value of options exercised	$343,185	$67,951	$155,054

A summary of option activity as of December 31, 2010 and the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance outstanding at December 31, 2009	1,722,610	$5.09	6.80	$2,697,509
Granted(1)	269,374	$5.86		$—
Exercised(2)	(73,497)	$1.79		$343,185
Forfeited	(15,551)	$5.40		$—

Balance outstanding at December 31, 2010(3)	1,902,936	$5.32	5.77	$4,444,950

Vested and exercisable at December 31, 2010	1,159,688	$6.00	6.17	$2,567,136
Expected to vest at December 31, 2010(4)	624,150	$4.28	2.44	—

Total	1,783,838			$2,567,136

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of grant.
(2)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of exercise.
(3)	The aggregate intrinsic value represents the difference between the exercise price and $6.77, the closing price of our stock on December 31, 2010, for all in-the-money options outstanding.
(4)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions set forth by the FASB.

Information about stock options outstanding and exercisable as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 – $ 1.50	246,245	16.42	$0.10	246,245	$0.10
$ 1.51 – $ 3.00	254,154	5.27	$3.00	55,220	$3.00
$ 3.01 – $ 4.50	440,959	3.91	$3.34	189,916	$3.37
$ 4.50 – $ 6.00	322,016	5.50	$5.84	59,048	$5.95
$ 6.01 – $ 7.50	203,757	2.17	$7.01	177,833	$7.10
$ 7.51 – $ 9.00	150,627	2.65	$8.26	150,627	$8.26
$ 9.00 – $10.50	37,115	4.07	$10.45	37,115	$10.45
$10.51 – $12.37	248,063	4.44	$11.82	243,684	$11.81

	1,902,936	5.77	$5.32	1,159,688	$6.00

We account for stock options issued to non-employees using the fair value method. We compute the fair value of non-employee stock options using the Black-Scholes option-pricing model using an appropriate volatility factor and record the fair value of non-employee stock options as expense over either the vesting term of the option or the service period with the following assumptions:

2008
Dividend yield	0.0%
Volatility	57.0%
Risk-free interest rate	3.5%
Weighted average expected option term (in years)	2.0

We recorded approximately ($8,000) during 2008 of compensation (credits) expense related to stock options granted to non-employees. There were no unvested options held by non-employees in 2010 and 2009.

Restricted Stock Units

During the year ended December 31, 2010, we repurchased 48,450 shares of our common stock at a per-share price of $5.59 and an aggregate purchase price of approximately $271,000 in order to cover any minimum tax withholding liability. During the year ended December 31, 2009, we repurchased 43,281 shares of our common stock at a per-share price of $3.80 and an aggregate purchase price of approximately $165,000 in order to cover any minimum tax withholding liability.

A summary of our RSU activity, which is subject to fair value accounting requirements, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance outstanding at December 31, 2009	547,533	$3.60
Granted	117,486	$5.81
Vested(1)	(132,085)	$3.76
Canceled	(55,412)	$3.84

Balance outstanding at December 31, 2010	477,522	$4.07

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2010, 2009, and 2008 were $0.5 million, $0.6 million, and $0.4 million, respectively.

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2010	2009	2008
	(in thousands)
Stock option awards to employees	$436	$300	$310
Restricted common stock awards	531	685	499
Stock option awards to non-employees	—	—	(8)

Total stock-based compensation	$967	$985	$801

We expect to record the unamortized portion of share-based compensation expense of $2.3 million for existing stock options and RSUs outstanding at December 31, 2010, over a weighted-average period of 3.3 years.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2011, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 378,528 shares for $2.2 million in the year ended December 31, 2010. We repurchased 117,373 shares for $0.5 million in the year ended December 31, 2009. We had the authority to purchase up to an additional $2.2 million of common stock under the repurchase program as of December 31, 2010.

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

12. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.2 million for 2010, $0.1 million for 2009, and $0.2 million for 2008. Effective April 1, 2011, we ceased our discretionary matching on employee contributions.

13. Restructuring Charges

In 2008, we initiated reductions in force of 32 and eight employees in the first and third quarters, respectively. We incurred $0.4 million of severance charges related to the reductions in force in 2008, of which $0.1 million was paid in February 2009. No further costs are expected to be incurred with respect to these reductions in force.

In March 2009, we incurred $1.8 million of restructuring charges, related to the termination of our Biomateriali subsidiary’s distribution agreement with Edward Lifesciences as discussed in Note 3.

In October 2010, we adopted a reorganization plan (the Plan) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We intend to transition the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts. The Plan provides for the termination of employees, relocation of manufacturing equipment, the eventual dissolution of our Biomateriali subsidiary, and the hiring of approximately 15 employees to staff the required functions in Burlington. In connection with the termination of the 29 employees of our Biomaterial subsidiary, we incurred $1.8 million of restructuring charges, of which $0.9 million was paid in December 2010. We paid $0.3 million of the severance charges in January 2011 and will pay the remaining $0.9 million of severance and loan charges in 2011. As discussed in Note 7, we incurred $0.3 million of charges related to the repayment of grants and loans received from the Italian government associated with business incentive programs for the Biomateriali facility. In addition, we incurred $0.1 million of charges related to the abandonment of fixed assets and legal fees associated with the negotiation of the severance agreements. We expect to exit the Biomateriali facility by March 31, 2011. We expect to incur approximately $1.2 million of additional restructuring charges, of which $0.7 million will be non-cash, related to the closure and transfer of this facility in 2011. We expect the liquidation and dissolution process to be completed by mid-2012.

The components of the restructuring charges are as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Distributor termination costs	$—	$1,777	$712
Employee severance costs	1,431	—	435
Italian government loan and grant termination charge	250	—	—
Other	135	—	—

Total	$1,816	$1,777	$1,147

Activity related to accrued restructuring costs is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of year	$—	$83	$1,129
Plus:
Current year restructuring costs	1,816	1,777	1,147
Other	155	—	22
Less:
Payments for termination of contractual obligations	—	1,777	1,862
Payment of employee severance costs	941	83	353
Non-cash fixed asset write-off	108	—	—

Balance at end of year	$922	$—	$83

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

We sell products in three product categories; Vascular, Endovascular, and General Surgery, and have also derived a limited amount of revenue from manufacturing devices under private label manufacturing arrangements. Net sales in these product categories were as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Vascular	$40,022	$34,265	$31,316
Endovascular	12,040	12,363	13,203
General Surgery	3,882	3,836	3,928

Branded product sales	55,944	50,464	48,447
OEM	116	444	273

Net sales	$56,060	$50,908	$48,720

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

	Year ended December 31,
	2010	2009	2008
	(in thousands)
LeMaitre Vascular, Inc.	$34,575	$29,420	$26,899
LeMaitre Vascular GmbH	15,382	15,802	16,356
Other	6,103	5,686	5,465

Net sales	$56,060	$50,908	$48,720

Total property and equipment held by legal entity were as follows:

	As of December 31,
	2010	2009
	(in thousands)
LeMaitre Vascular, Inc.	$3,188	$1,254
LeMaitre Vascular GmbH	268	324
Other	350	523

Total property and equipment	$3,806	$2,101

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid (refund) for income taxes, net	$835	$431	$(298)
Supplemental non-cash financing activities:
Acquisition-related obligations to sellers	—	—	77
Common stock repurchased for RSU tax withholdings	271	165	67

16. Fair Value Measurements

The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

As of December 31, 2010, we had cash equivalents in repurchase agreements and U.S. treasury notes that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

Repurchase agreements	$9,600
US Treasury Notes	9,498

$19,098

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of December 31, 2010.

17. Quarterly Financial Data (unaudited)

	Three months ended
2010	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$13,815	$14,158	$13,656	$14,431
Gross profit	10,318	10,656	10,398	10,347
Income (loss) from operations	1,270	2,008	2,032	(1,295)
Net income	1,021	1,511	1,517	1,964
Net income available to common stockholders:
Basic	$0.07	$0.10	$0.10	$0.13
Diluted	$0.06	$0.09	$0.09	$0.12

	Three months ended
2009	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$11,348	$12,630	$13,346	$13,584
Gross profit	8,266	9,122	9,743	10,173
Income (loss) from operations	(1,566)	993	1,293	1,229
Net income (loss)	(1,881)	925	1,285	1,269
Net income (loss) available to common stockholders:
Basic	$(0.12)	$0.06	$0.08	$0.08
Diluted	$(0.12)	$0.06	$0.08	$0.08

18. Subsequent Event

On February 28, 2011, our Board of Directors approved a policy for the payment of regular quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend is payable on April 5, 2011, to stockholders of record at the close of business on March 22, 2011 and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors on a quarterly basis.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith
3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	3.1

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	3.2

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	4.1

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	10.1

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	10.2

10.3	Patent Sublicense Agreement dated March 7, 2003, by and between IMPRA, Inc. and Endomed, Inc.	S-1	4/25/06	10.3

10.4	Confirmation and Agreement dated February 2, 2005, by and between the Registrant and Bard Peripheral Vascular, Inc.	S-1	4/25/06	10.4

10.5	License Agreement dated February 11, 1992, by and between United States Surgical Corporation and Spinnaker R&D Associates, as amended	S-1	4/25/06	10.5

10.6	Side Letter Agreement dated January 30, 2004, by and between the Registrant and Spinnaker R&D Associates	S-1	4/25/06	10.6

10.7	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre†	S-1/A	5/26/06	10.7

10.8	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended†	10-K	3/31/09	10.8

10.9	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts†	S-1/A	6/22/06	10.24

10.10	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino (corrected)†	S-1/A	6/22/06	10.10

10.11	1997 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.11

10.12	1998 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.12

10.13	2000 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.13

10.14	2004 Stock Option Plan and form of agreements thereunder†	S-1	4/25/06	10.14

10.15	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder†	8-K	6/18/10	10.1

10.16	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	10.17

10.17	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan†	8-K	12/26/06	99.1

10.18	Management Incentive Compensation Plan†	8-K	4/27/07	10.1

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith
10.19	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	10.1

10.20	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	10.1

10.21	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	10.36

10.22	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre†	10-K	3/31/09	10.37

10.23	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts†	10-K	3/31/09	10.38

10.24	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino†	10-K	3/31/09	10.39

10.25	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.26	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)**				X

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)**				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.