Form 10-Q
period 2011-03-31
LEMAITRE VASCULAR INC
filed 2011-05-11
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 15,464,074 shares of common stock, $.01 par value per share, outstanding as of May 5, 2011.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2011	2010
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,103	$22,614
Accounts receivable, net of allowances of $290 at March 31, 2011 and $184 at December 31, 2010	9,371	8,475
Inventory	9,118	8,375
Prepaid expenses and other current assets	3,478	3,447

Total current assets	41,070	42,911
Property and equipment, net	4,115	3,806
Goodwill	11,917	11,917
Other intangibles, net	3,458	3,686
Deferred tax assets	144	134
Other assets	348	820

Total assets	$61,052	$63,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,726	$1,320
Accrued expenses	6,223	8,628
Acquistion-related obligations	268	441

Total current liabilities	8,217	10,389
Deferred tax liabilities	443	443
Other long-term liabilities	82	86

Total liabilities	8,742	10,918
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 16,144,485 shares at March 31, 2011, and 16,117,201 shares at December 31, 2010	161	161
Additional paid-in capital	64,921	64,642
Accumulated deficit	(8,829)	(8,583)
Accumulated other comprehensive loss	(132)	(429)
Treasury stock, at cost; 693,155 shares at March 31, 2011, and 637,916 shares at December 31, 2010	(3,811)	(3,435)

Total stockholders’ equity	52,310	52,356

Total liabilities and stockholders’ equity	$61,052	$63,274

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2011	2010
	(in thousands, except per share data)

Net sales	$14,598	$13,815
Cost of sales	4,447	3,497

Gross profit	10,151	10,318

Sales and marketing	4,973	4,894
General and administrative	2,848	2,614
Research and development	1,272	1,540
Restructuring charges	1,005	—
Impairment charges	83	—

Total operating expenses	10,181	9,048

Income (loss) from operations	(30)	1,270

Other income (expense):
Interest income	1	7
Interest expense	—	(4)
Foreign currency gain	139	19
Other income, net	8	7

Income before income taxes	118	1,299
Provision for income taxes	54	278

Net income	$64	$1,021

Net income per share of common stock:
Basic	$—	$0.07

Diluted	$—	$0.06

Weighted-average shares outstanding:
Basic	15,465	15,679

Diluted	16,038	16,036

Cash dividends declared per common share	$0.02	$—

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2011	2010
	(in thousands)

Operating activities
Net income	$64	$1,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	461	347
Stock-based compensation	263	215
Impairment charges	83	—
Provision for losses in accounts receivable	103	28
Provision for inventory write-downs	246	208
Provision for deferred income taxes	—	70
Noncash restructuring charges	709	—
Foreign currency transaction gain	(200)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(768)	(514)
Inventory	(791)	(178)
Prepaid expenses and other assets	(112)	(171)
Accounts payable and other liabilities	(2,162)	(194)

Net cash provided by (used in) operating activities	(2,104)	819
Investing activities
Purchases of property and equipment	(515)	(269)
Payments related to acquisitions	(271)	—
Receipts related to divestitures	6	—
Purchase of technology and licenses	(19)	(34)
Sales and maturities of marketable securities	—	367

Net cash provided by (used in) investing activities	(799)	64
Financing activities
Proceeds from issuance of common stock	16	—
Payments of Italian government loan	—	(28)
Purchase of treasury stock	(376)	(320)
Common stock cash dividend paid	(310)	—

Net cash used in financing activities	(670)	(348)
Effect of exchange rate changes on cash and cash equivalents	62	(65)

Net increase (decrease) in cash and cash equivalents	(3,511)	470
Cash and cash equivalents at beginning of period	22,614	23,192

Cash and cash equivalents at end of period	$19,103	$23,662

Supplemental disclosures of cash flow information (see Note 14)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. We also have rights to distribute in several European countries an abdominal stent graft manufactured by a third party through June 30, 2013. In addition, we have rights to exclusively distribute in the United States and most of Europe a biologic vascular patch manufactured by a third party through January 26, 2016. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Laguna Hills, California and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, Biomateriali S.r.l., LeMaitre Vascular S.r.l., and LeMaitre Vascular Spain SL. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Income Tax Expense

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2011, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $277,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending March 31, 2012. There was no change in the liability during the three months ended March 31, 2011. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The Federal statute of limitations will be open with respect to these tax positions until 2014.

As of March 31, 2011, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States—Federal	2007 and forward
Germany	2007 and forward
Italy	2006 and forward
Japan	2004 and forward

3. Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$2,280	$2,219
Work-in-process	1,623	1,469
Finished products	5,215	4,687

Total inventory	$9,118	$8,375

4. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.9 million during the three months ended March 31, 2011.

The components of our identifiable intangible assets were as follows:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Patents	$3,822	$1,725	$2,097	$3,761	$1,529	$2,232
Trademarks and technology licenses	1,279	773	506	1,271	735	536
Customer relationships	1,561	772	789	1,662	848	814
Other intangible assets	212	146	66	312	208	104

Total identifiable intangible assets	$6,874	$3,416	$3,458	$7,006	$3,320	$3,686

Intangible assets are amortized over their estimated useful lives, ranging from 2 to 15 years. Amortization expense amounted to approximately $223,000 and $168,000 for the three months ended March 31, 2011 and 2010, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2011 and each of the five succeeding fiscal years is as follows:

(in thousands)
2011 (remaining 9 months)	$676
2012	792
2013	731
2014	529
2015	434
2016	101

During the three months ended March 31, 2011, we determined that certain patents within our portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents.

5. Financing Arrangements

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants had become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the Italian government approximately $0.3 million related to the previous grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties, all of which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of March 31, 2011 and December 31, 2010 and has been recorded in our balance sheet in accrued expenses. We expect that this matter will be settled in 2011.

6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Compensation and related taxes	$2,664	$4,116
Income and other taxes	880	802
Factory build-out costs	—	791
Restructuring	620	922
Professional fees	295	441
Dividend Payable	310	—
Other	1,454	1,556

Total	$6,223	$8,628

7. Restructuring Charges

In October 2010, we adopted a reorganization plan (the Plan) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We are transitioning the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts. The Plan provides for the termination of 29 employees at our Biomaterial subsidiary, relocation of manufacturing equipment, the eventual dissolution of our Biomateriali subsidiary, and the hiring of approximately 12 employees to staff the required functions in Burlington. In 2010, we incurred $1.4 million of severance charges, of which $0.9 million was paid in December 2010, $0.3 million of charges related to the repayment of grants and loans received from the Italian government associated with business incentive programs for the Biomateriali facility (see Note 5), and incurred $0.1 million of charges related to the abandonment of fixed assets and legal fees associated with the negotiation of the severance agreements. In 2011, we incurred $0.3 million of charges associated with the transfer of manufacturing equipment to our Burlington factory and $0.7 million of non cash charges related to the write-down of an asset for deferred rent, which was triggered by our exit of the Biomateriali facility during the three months ending March 31, 2011. We paid $0.3 million of severance related charges in January 2011 and will pay the remaining $0.2 million in December 2011. The timing of the repayment of the grants and loans will be determined by the Italian government. We expect to incur approximately $0.2 million of additional restructuring charges related to this program in 2011. We expect the liquidation and dissolution process to be completed by mid-2012.

The components of our restructuring charges are as follows:

Three months ended
March 31,
2011
(in thousands)
Transfer of manufacturing equipment	$280
Non-cash asset write-off	709
Other	16

Total	$1,005

We did not incur restructuring charges during the three months ended March 31, 2010.

Activity related to accrued restructuring costs is as follows:

Three months ended
March 31, 2011
(in thousands)
Balance at beginning of period	$922
Plus:
Current period restructuring costs	1,005
Less:
Payment of employee severance costs	339
Payments related to transfer of manufacturing equipment	221
Other	38
Non cash restructuring charges	709

Balance at end of period	$620

There was no activity related to accrued restructuring costs during the three months ended March 31, 2010.

8. Comprehensive Income

The components of other comprehensive income generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income was as follows:

	Three months ended
	March 31
	2011	2010
	(in thousands)
Net income	$64	$1,021
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(3)
Foreign currency translation adjustment	297	(548)

Total other comprehensive income (loss)	297	(551)

Comprehensive income	$361	$470

9. Commitments and Contingencies

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $13.8 million of inventory through 2016 as of March 31, 2011.

Acquisition Payments

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of The UnBalloon Non-Occlusive Modeling Catheter in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales. The European earn-out period was measured from December 23, 2009 through December 22, 2010 for which we recorded an intangible asset of approximately $27,000. The United States earn-out period will be measured for four quarters following the first commercial sale in the United States. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the periods that the contingency is resolved.

We have deferred payments related to our November 2010 acquisition of the LifeSpan Vascular Graft of approximately $0.3 million, as of March 31, 2011, payable to Angiotech Pharmaceuticals (US), Inc. in November 2011. We paid approximately $0.2 million of previously deferred payments to Edwards Lifesciences Corporation in February 2011. The deferred payments have been included in Acquisition-related obligations in our consolidated balance sheets.

Termination of Distributor Arrangements

On December 28, 2010, we agreed with our Spanish distributor to terminate our relationship on June 30, 2011. Our distributor will provide transition services from April 1, 2011 through June 30, 2011. We will acquire customer relationships, a non-compete agreement, and inventory from our Spanish distributor upon the transition. In May 2011, we made a first payment of $0.4 million in exchange for some of these deliverables. We will pay our distributor remaining $0.5 million in 2011 under the terms of this agreement. Additionally, we have entered into a one-year consulting agreement beginning July 1, 2011 with an employee of our distributor for $0.2 million. Pursuant to this agreement, the assets are to be transferred and services are to be performed commencing in the three months ending June 30, 2011, and as such we have not accrued the associated liabilities as of March 31, 2011.

On December 27, 2010, we agreed with our Danish distributor to terminate our relationship on June 30, 2011. Our distributor will provide transition services from January 1, 2011 through June 30, 2011. We will acquire customer relationships, a non-compete agreement, and inventory from our Danish distributor upon the transition. We paid our distributor $0.1 million in February 2011 and will pay the remaining $0.1 million in 2011 under the terms of this agreement. Pursuant to this agreement, the assets are to be transferred and services are to be performed commencing in the three months ending June 30, 2011, and as such we have not accrued the associated liabilities as of March 31, 2011.

We expect to incur $0.7 million of restructuring related charges associated with the termination of our Spanish and Danish distributors in the three months ending June 30, 2011.

Sale of Assets

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

10. Segment and Enterprise-Wide Disclosures

The Financial Accounting Standards Board (the FASB) establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for product sales by product line and by geographic location for local reporting purposes.

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

	Three months ended March 31,
	2011	2010
	(in thousands)
LeMaitre Vascular, Inc.	$9,002	$8,048
LeMaitre Vascular GmbH	3,735	4,269
Other entities	1,861	1,498

Total	$14,598	$13,815

We sell products in three product categories, Vascular, Endovascular, and Other. Net sales in these product categories were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Vascular	$10,760	$9,557
Endovascular	2,901	3,292
Other	937	966

Total	$14,598	$13,815

11. Share-based Compensation

Our 2006 Stock Option and Incentive Plan (the 2006 Plan) allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Stock option awards to employees	$133	$91
Restricted common stock awards	130	124

Total share-based compensation	$263	$215

We have computed the fair values of employee stock options for option grants issued during the three months ended March 31, 2010, respectively, using the Black-Scholes option model with the following assumptions:

2010
Dividend yield	0.0%
Volatility	75.7%
Risk-free interest rate	2.3%
Weighted average expected option term (in years)	5.0
Weighted average fair value per share of options granted	$2.94

We did not issue option grants in the three months ended March 31, 2011.

We did not issue restricted stock units in the three months ended March 31, 2011 and 2010.

12. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended March 31,
	2011	2010
	(in thousands, except per share data)

Basic:
Net income available for common stockholders	$64	$1,021

Weighted average shares outstanding	15,465	15,679

Basic net income per share	$0.00	$0.07

Diluted:
Net income available for common stockholders	$64	$1,021

Weighted-average shares outstanding	15,465	15,679
Common stock equivalents, if dilutive	573	357

Shares used in computing diluted net income per common share	16,038	16,036

Diluted net income per share	$0.00	$0.06

For the three months ended March 31, 2011, 67,977 weighted-average shares of restricted common stock units and options to purchase common stock, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months ended March 31, 2010, 12,572 weighted-average shares of restricted common stock units and options to purchase common stock, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

13. Stockholders’ Equity

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2011, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 54,424 shares for $0.4 million in the three months ended March 31, 2011. We repurchased 66,072 shares for $0.3 million in the three months ended March 31, 2010. We have the authority to purchase $1.9 million of common stock remaining under the repurchase program as of March 31, 2011.

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend was paid on April 5, 2011, to stockholders of record at the close of business on March 22, 2011, and was approximately $0.3 million. On April 26, 2011, our Board of Directors approved a second quarterly cash dividend on our common stock of $0.02 per share. The quarterly dividend is payable on June 6, 2011, to stockholders of record at the close of business on May 20, 2011, and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

14. Supplemental Cash Flow Information

	For the three months ended March 31,
	2011	2010
	(in thousands)
Cash paid for income taxes, net	$59	$67

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$6	$4

15. Fair Value Measurements

The fair value accounting guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

As of March 31, 2011, we had cash equivalents in repurchase agreements and U.S. treasury notes that were valued using Level 1 inputs (quoted market prices for identical assets) as follows (in thousands):

Repurchase agreements	$11,600
US Treasury Notes	5,000

$16,600

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: our plans to transition production of our AlboGraft Vascular Graft from Brindisi, Italy to Burlington, Massachusetts, estimates of resulting restructuring charges, and any anticipated resulting benefits; our plans to begin direct sales in Spain and Denmark; our anticipated increases in research and development expenses; the liquidity of our investment portfolio; anticipated profitability in 2011 and thereafter and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

Our products are used by vascular surgeons who treat peripheral vascular disease through both open surgical methods and more recently adopted endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are typically certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide a wider range of treatment options to patients.

Below is a listing of our principal product lines and product categories:

•

Our Vascular product category includes our balloon catheters, carotid shunts, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems. We also report the results of our distribution of the Xenosure Biologic Patch and ArterX Vascular Sealant within this category.

•	Our Endovascular product category includes our aortic stent grafts and radiopaque marking tape. We also report the results of our distribution of the Endologix Powerlink System within this category.

•	Our Other product category consists of our laparoscopic cholecystectomy devices and any private-label manufacturing, which we may engage from time to time.

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

We sell our products primarily through a direct sales force. As of March 31, 2011 our sales force was comprised of 66 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through a network of distributors. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, and Milan, Italy, and a manufacturing facility in Laguna Hills, California. For the three months ended March 31, 2011, approximately 94% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition, for example the market for remote endarterectomy devices. In these markets, we believe that we have been able to increase selling prices without sacrificing material market share, to the benefit of our rate of net sales growth, although there can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as aortic stent grafts, where we face intense competition from larger companies with greater resources. While this latter trend may moderate as we continue to grow our organization, and while we believe that this trend can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•

In December 2010, we entered into a definitive agreement with Cardiva, S.L. to terminate its distribution of our products in Spain effective as of June 30, 2011. The agreement requires us to pay approximately $0.9 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We are also required to repurchase certain inventory. In May 2011, we made a first payment of $0.4 million in exchange for some of these deliverables.

•

In December 2010, we entered into a definitive agreement with Marcom Medical ApS to terminate its distribution of our products in Denmark effective as of June 30, 2011. The agreement requires us to pay approximately $0.2 million in exchange for this early termination, the purchase of their Danish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We are also required to repurchase certain inventory. In February 2011, we made a first payment of $0.1 million.

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

These activities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period. In particular, we expect that the LifeSpan acquisition will increase our sales by approximately $1.7 million in 2011.

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

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We are transitioning the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, affect our financial results. For the three months ended March 31, 2011, approximately 38% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during 2011 and the two most recently completed fiscal years:

(amounts in thousands)

(unaudited)

	2011	2010				2009
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total net sales	14,598	14,431	13,656	14,158	13,815	13,584	13,346	12,630	11,348
Impact of currency exchange rate fluctuations (1)	10	(420)	(418)	(336)	314	613	(215)	(699)	(622)
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	283	56	(105)	(65)	95	397	333	234	101

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued products and other activities, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2011	2010	change
	($ in thousands)
Net sales	$14,598	$13,815	6%

Net sales by product category:
Vascular	$10,760	$9,557	13%
Endovascular	2,901	3,292	(12%)
Other	937	966	(3%)

Total	$14,598	$13,815	6%

Net sales by geography:
Americas	$9,002	$8,048	12%
International	5,596	5,767	(3%)

Total	$14,598	$13,815	6%

Net sales. Net sales increased 6% to $14.6 million for the three months ended March 31, 2011, compared to $13.8 million for the three months ended March 31, 2010. Business development activities increased net sales by 2% and consisted primarily of the acquisition of the LifeSpan graft in November 2010 offset by the divestiture of the Optilock Implantable Port in May 2010. Changes in foreign currency exchange rates did not affect net sales materially.

Sales increases for the three months ended March 31, 2011 were largely driven by higher average selling prices across nearly all product lines, particularly in the United States and Europe, sales of the LifeSpan Vascular Graft of $0.3 million as well as increased sales in vessel closure systems of $0.2 million and biologic patches of $0.2 million. These increases were partially offset by decreases in selected product lines specifically TAArget and UniFit stent grafts sales of $0.4 million, a decrease of 51%. We expect that our TAArget and UniFit sales will continue to decline in 2011 as we divert corporate resources to other product lines.

Direct-to-hospital net sales were 94% for the three months ended March 31, 2011, up from 93% for the three months ended March 31, 2010. The increase was largely due to strong results from our Vascular products in the Americas. The Americas represented 62% of the consolidated net sales for the three months ended March 31, 2011, up from 58% in the prior year quarter.

Net sales by geography. Net sales in the Americas increased $1.0 million for the three months ended March 31, 2011. The increase was largely the result of higher average selling prices across nearly all product lines and increases in nearly all Vascular category products including the vessel closure systems and the biologic patches. International net sales decreased $0.2 million for the three months ended March 31, 2011. The decline was primarily driven by decreases in the TAArget and UniFit stent grafts sales and was partially offset by sales of LifeSpan Vascular Grafts.

International direct-to-hospital net sales increased to 88% of total international net sales for the three months ended March 31, 2011, up from 84% for the three months ended, March 31, 2010. Increases in the percent of international direct-to-hospital net sales were primarily due to weak distributor sales primarily related to TAArget and UniFit stent grafts.

	Three months ended March 31,
(unaudited)				Percent
	2011	2010	$ Change	change
	($ in thousands)
Gross profit	$10,151	$10,318	$(167)	(1.6%)

Gross margin	69.5%	74.7%	*	(5.2%)

*	Not applicable

Gross Profit. Gross profit decreased 1.6% to $10.2 million for the three months ended March 31, 2011, while gross margin decreased 5.2% to 69.5% in the same period. The gross margin decrease was largely the result of start-up manufacturing costs in Burlington, Massachusetts and wind-down costs in Brindisi, Italy associated with the transfer of the polyester graft manufacturing from Italy to the United States, increased manufacturing costs, and the amortization of the LifeSpan Vascular Graft inventory purchase accounting step-up. The gross margin decrease was partially offset by higher average selling prices across nearly all product lines.

	Three months ended March 31,
(unaudited)				Percent
	2011	2010	$ change	change
	($ in thousands)
Sales and marketing	$4,973	$4,894	$79	2%
General and administrative	2,848	2,614	234	9%
Research and development	1,272	1,540	(268)	(17%)
Restructuring charges	1,005	—	1,005	*
Impairment charge	83	—	83	*

Total	$10,181	$9,048	$1,133	13%

	Three months ended March 31,
	2011 as a % of Net Sales	2010 as a % of Net Sales	Change
Sales and marketing	34%	35%	(1%)
General and administrative	20%	19%	1%
Research and development	9%	11%	(2%)
Restructuring charges	7%	0%	7%
Impairment charge	1%	0%	1%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2011 sales and marketing expenses increased 2% to $5.0 million. Selling expenses increased $0.2 million while marketing expenses decreased $0.1 million. Selling expense increases were largely driven by additional sales personnel at our Japanese and Italian sales offices of $0.1 million, and $0.1 million of transition services costs resulting from our acquisition of the LifeSpan Vascular Graft. Marketing expense decreases were driven by general reductions in spending, primarily trade shows and marketing research. As a percentage of net sales, sales and marketing expenses were 34% in the three months ended March 31, 2011, a decrease of 1% from the prior year quarter.

General and administrative. For the three months ended March 31, 2011, general and administrative expenses increased 9% to $2.8 million. The increase was largely the result of higher administrative costs associated with our French and Spanish subsidiaries of $0.1 million and higher amortization costs of $0.1 million related to LifeSpan Vascular Graft intangible assets, and was partially offset by general expense reductions. As a percentage of net sales, general and administrative expenses were 20% and 19% for the three months ended March 31, 2011 and 2010, respectively.

Research and development. For the three months ended March 31, 2011, research and development costs decreased 17% to $1.3 million. As a percentage of net sales, research and development expense decreased to 9% for the three months ended March 31, 2011 from 11% in the comparable prior year period. Product development expenses decreased $0.2 million primarily due to reduced testing associated with obtaining regulatory approvals for new products. The timing and extent of this testing fluctuates based upon product development cycles and the approval path required for each product. In the three months ended March 31, 2010, we incurred approximately $0.2 million of these expenses primarily related to the AnastoClip GC Vessel Closure System. Clinical and regulatory expenses decreased $0.1 million, primarily due to the reduction of outside services following the suspension of enrollment of our UNITE and ENTRUST trials in October 2010. We expect clinical and regulatory expenses will continue to decline as expenses associated with our clinical trials abate; however, we intend to allocate a portion of these savings to additional product development in 2011.

Restructuring. In 2010, we commenced the closure of our Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. For the three months ended March 31, 2011, restructuring charges were $1.0 million which consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility in March 2011. We did not incur any restructuring charges in the three months ended March 31, 2010. We expect to incur approximately $0.2 million of additional restructuring charges associated with the closure of our Biomateriali manufacturing facility in the remainder of 2011. We expect to incur approximately $0.7 million of restructuring charges associated with the termination of our Spanish and Danish distributors in the three months ending June 30, 2011.

Impairment charge. Impairment charges were $0.1 million for the three months ended March 31, 2011 as we determined that certain patents within our portfolio in the U.S. and Europe had no value based upon an analysis of expected economic benefits. We did not incur any impairment charges in the three months ended March 31, 2010.

Foreign exchange gains / losses. Foreign exchange gains for the three months ended March 31, 2011 were $0.1 million. Foreign exchange gains for the three months ended March 31, 2010 were not material.

Income tax expense. We recorded a provision for taxes of $54,000 on pre-tax income of $0.1 million for the three months ended March 31, 2011, compared to $0.3 million on a pre-tax income of $1.3 million for the three months ended March 31, 2010. Our current period provision is based on the estimated annual effective tax rate for 2011 of 34.8%, which includes estimated federal and state income taxes of approximately $25,000, as well as foreign income taxes of $29,000. Our income tax expense for the current period varies from the statutory rate amounts mainly due to the generation of United States research and development tax credits and from lower statutory rates at our foreign German entity. Our March 31, 2010 income tax provision was comprised of federal and state income taxes of approximately $0.2 million and foreign income taxes of approximately $0.1 million. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets at March 31, 2011 and concluded that we continue to carry a valuation allowance against $4.3 million of state and foreign deferred tax assets, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. We emerged from a cumulative loss position in the fourth quarter of 2010 in the United States and released the valuation allowance related to the United States deferred tax assets as a result of emerging from the cumulative loss position.

We expect that our effective tax rate will remain fairly constant throughout 2011.

Liquidity and Capital Resources

At March 31, 2011, our cash, cash equivalents and marketable securities were $19.1 million as compared to $22.6 million at December 31, 2010. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of time deposits, fully collateralized overnight repurchase agreements, and U.S. government obligations, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of March 31, 2011. In the event of a temporary decline in market value, we have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized an operating loss of $30,000 for the three months ended March 31, 2011. For the year ended December 31, 2010, we recognized operating income of $4.0 million. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, distributor terminations, and operational restructurings, there can be no assurance that we will do so in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	the ongoing transfer of our AlboGraft Vascular Graft manufacturing from Brindisi, Italy to Burlington, Massachusetts;

•	the termination of distributor agreements in Spain and Denmark and subsequent start-up costs associated with going direct in those markets;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	payments associated with U.S income taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments;

•	remaining payment obligations associated with the LifeSpan Vascular Graft acquisition; and

•	the number, timing, and nature of acquisitions and other strategic transactions

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

Credit Facility

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us the loan and grants had become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the Italian government approximately $0.3 million related to the previous grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties, all of which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of March 31, 2011 and December 31, 2010 and has been recorded in our balance sheet in accrued expenses. We expect that this matter will be settled in 2011.

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend was paid on April 5, 2011, to stockholders of record at the close of business on March 22, 2011, and was approximately $0.3 million. On April 26, 2011, our Board of Directors approved a second quarterly cash dividend on our common stock of $0.02 per share. The quarterly dividend is payable on June 6, 2011, to stockholders of record at the close of business on May 20, 2011, and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2011	2010	Net Change
Cash and cash equivalents	$19,103	$23,662	$(4,559)

Cash flows provided by (used in):
Operating activities	$(2,104)	$819	$(2,924)
Investing activities	(799)	64	(863)
Financing activities	(670)	(348)	(321)

Net cash provided by (used in) operating activities. Net cash used in operating activities was $2.1 million for the three months ended March 31, 2011, and consisted of $0.1 million net income, adjusted for non-cash items of $1.9 million (including the noncash restructuring charges associated with our exit of our Brindisi, Italy factory of $0.7 million, depreciation and amortization of $0.5 million, stock-based compensation of $0.3 million, provision for inventory write-offs of $0.3 million, and impairment charges of $0.1 million) and was offset by changes in working capital of $3.8 million. The net cash used by changes in working capital was principally the result of an increase in accounts payable and other liabilities, primarily due to annual bonus payments, as well as an increase in inventories and accounts receivable.

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2010, and consisted of $1.0 million net income, adjusted for non-cash items of $0.9 million (including depreciation and amortization of $0.3 million, stock-based compensation of $0.2 million, provision for inventory write-offs of $0.2 million, and provision for income taxes of $0.1 million) and was partially offset by changes in working capital of $1.1 million. The net cash used by changes in working capital was principally the result of an increase in accounts receivable and inventories as well as a decrease in accounts payable and other liabilities.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2011. This was due to the purchase of property and equipment of $0.5 million, primarily related to transfer of our manufacturing plant in Brindisi, Italy to Burlington, Massachusetts and $0.3 million of acquisition related payments, primarily related to the LifeSpan Vascular Graft acquisition.

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2010. The increase was primarily due to sales and maturities of marketable securities of $0.4 million, partially offset by the purchase of property and equipment of $0.3 million.

Net cash used in financing activities. Net cash used in financing activities was $0.7 million for the three months ended March 31, 2011 which was primarily driven by the purchase of $0.4 million of our outstanding shares under our stock repurchase plan and the payment of a common stock dividend of $0.3 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2010 which was primarily driven by the purchase of $0.3 million of our outstanding shares under our stock repurchase plan.

Contractual obligations. Our principal contractual obligations consist of operating leases, inventory purchase commitments, payments to terminate distributors, acquisition related liabilities, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of March 31, 2011:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Operating leases	$4,707	$1,263	$1,839	$1,605
Purchase commitments for inventory	13,770	4,883	7,229	1,658
Payments to terminate foreign distributors	1,178	1,178	—	—
Acquisition related liabilities	268	268	—	—
Unrecognized tax benefits	277	277	—	—

Total contractual obligations	$20,200	$7,869	$9,068	$3,263

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2011. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes in our critical accounting policies during the three months ended March 31, 2011. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2011, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 30, 2011, we describe risk factors related to LeMaitre Vascular.

There have been no substantive changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
January 1, 2011 through January 31, 2011	—	$—	32,724	$2,010,640
February 1, 2011 through February 28, 2011	815	$6.86	—	$2,010,640
March 1, 2011 through March 31, 2011	—	$—	21,700	$1,863,015

Total	815	$6.86	54,424	$1,863,015

(1)	For the three months ended March 31, 2011, we repurchased 815 shares of our common stock in conjunction with the tender of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The expiration date of this program is December 31, 2011.

Use of Proceeds from the Sale of Registered Securities

None

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2011.

LEMAITRE VASCULAR, INC.

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