Form 10-Q
period 2011-06-30
LEMAITRE VASCULAR INC
filed 2011-08-12
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant had 15,496,749 shares of common stock, $.01 par value per share, outstanding as of August 8, 2011.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) June 30, 2011	December 31, 2010

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$21,405	$22,614
Accounts receivable, net of allowances of $314 at June 30, 2011 and $184 at December 31, 2010	9,066	8,475
Inventory	7,811	8,375
Prepaid expenses and other current assets	3,334	3,447

Total current assets	41,616	42,911
Property and equipment, net	4,027	3,806
Goodwill	11,917	11,917
Other intangibles, net	3,535	3,686
Deferred tax assets	147	134
Other assets	449	820

Total assets	$61,691	$63,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,199	$1,320
Accrued expenses	6,474	8,628
Acquistion-related obligations	689	441

Total current liabilities	8,362	10,389
Deferred tax liabilities	443	443
Other long-term liabilities	82	86

Total liabilities	8,887	10,918
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 16,183,460 shares at June 30, 2011, and 16,117,201 shares at December 31, 2010	162	161
Additional paid-in capital	64,605	64,642
Accumulated deficit	(8,000)	(8,583)
Accumulated other comprehensive loss	(6)	(429)
Treasury stock, at cost; 706,396 shares at June 30, 2011, and 637,916 shares at December 31, 2010	(3,957)	(3,435)

Total stockholders’ equity	52,804	52,356

Total liabilities and stockholders’ equity	$61,691	$63,274

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010
	(in thousands, except per share data)
Net sales	$15,112	$14,158	$29,710	$27,973
Cost of sales	4,742	3,502	9,189	6,999

Gross profit	10,370	10,656	20,521	20,974
Sales and marketing	4,916	4,747	9,889	9,641
General and administrative	2,867	2,495	5,715	5,109
Research and development	1,040	1,338	2,312	2,878
Restructuring charges	650	—	1,655	—
Impairment charges	—	68	83	68

Total operating expenses	9,473	8,648	19,654	17,696

Income from operations	897	2,008	867	3,278

Other income (expense):
Interest income	2	9	3	12
Foreign currency gain (loss)	5	(68)	144	(50)
Other income, net	—	14	8	22

Income before income taxes	904	1,963	1,022	3,262
Provision for income taxes	385	452	439	730

Net income	$519	$1,511	$583	$2,532

Net income per share of common stock:
Basic	$0.03	$0.10	$0.04	$0.16

Diluted	$0.03	$0.09	$0.04	$0.16

Weighted-average shares outstanding:
Basic	15,470	15,613	15,468	15,646

Diluted	16,071	16,050	16,064	16,045

Cash dividends declared per common share	$0.02	$—	$0.04	$—

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2011	2010
	(in thousands)
Operating activities
Net income	$583	$2,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	950	693
Stock-based compensation	530	441
Amortization of premium on marketable securities	—	1
Impairment charges	83	68
Provision for losses in accounts receivable	132	10
Provision for inventory write-downs	564	549
Provision for deferred income taxes	—	140
Noncash restructuring charges	724	—
Foreign currency transaction (gain) loss	(217)	40
Changes in operating assets and liabilities:
Accounts receivable	(388)	(648)
Inventory	440	(847)
Prepaid expenses and other assets	258	(33)
Accounts payable and other liabilities	(2,561)	514

Net cash provided by operating activities	1,098	3,460
Investing activities
Purchases of property and equipment	(754)	(609)
Payments related to acquisitions	(641)	—
Receipts related to divestitures	108	31
Purchase of technology and licenses	(26)	(44)
Sales and maturities of marketable securities	—	461

Net cash used in investing activities	(1,313)	(161)
Financing activities
Proceeds from issuance of common stock	53	22
Payments of Italian government loan	—	(26)
Purchase of treasury stock	(522)	(719)
Common stock cash dividend paid	(619)	—

Net cash used in financing activities	(1,088)	(723)
Effect of exchange rate changes on cash and cash equivalents	94	(160)

Net increase (decrease) in cash and cash equivalents	(1,209)	2,416
Cash and cash equivalents at beginning of period	22,614	23,192

Cash and cash equivalents at end of period	$21,405	$25,608

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. We held rights to distribute in several European countries an abdominal stent graft manufactured by a third party through June 30, 2013, which we agreed to terminate as of August 31, 2011. In addition, we have rights to exclusively distribute in the United States and most of Europe a biologic vascular patch manufactured by a third party through January 26, 2016. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Madrid, Spain, Laguna Hills, California and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The new guidance requires us to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective on January 1, 2012. We do not expect the adoption of this standard will have a material impact on our results of operations or financial position.

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. We do not expect the adoption of this standard will have a material impact on our results of operations or financial position.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2011, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $277,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2012. There was no change in the liability during the six months ended June 30, 2011. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The U.S federal statute of limitations will be open with respect to these tax positions until 2014.

As of June 30, 2011, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States—Federal	2007 and forward
Germany	2007 and forward
Italy	2006 and forward
Japan	2004 and forward

3. Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$2,046	$2,219
Work-in-process	1,934	1,469
Finished products	3,831	4,687

Total inventory	$7,811	$8,375

4. Acquisition and Divestitures

Cardiva, S.L. Distribution Agreement

In December 2010, we entered into a definitive agreement with Cardiva, S.L. (Cardiva) to terminate its distribution of our products in Spain and to acquire certain assets and rights from Cardiva effective as of June 30, 2011. The agreement requires us to pay approximately $1.2 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, their provision of sales and marketing services, and most of their remaining inventory. We paid $0.7 million during the three months ended June 30, 2011. We have deferred payments of $0.6 million which have been included in our consolidated balance sheets which become payable by December 31, 2011. We recorded $0.4 million of intangible assets, recognized a

$0.5 million restructuring charge related to the early termination of the distribution agreement, expensed $0.1 of transition services as selling expense, and recorded $0.3 million of inventory. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of June 30, 2011 is 5.5 years. Additionally, we entered into a one-year consulting agreement beginning July 1, 2011 with an employee of our distributor for $0.2 million of which $0.1 million was paid on June 30, 2011. These services will be expensed over the term of the agreement.

Marcom Medical ApS Distribution Agreement

In December 2010, we entered into a definitive agreement with Marcom Medical ApS (Marcom) to terminate its distribution of our products in Denmark and to acquire certain assets and rights from Marcom effective as of June 30, 2011. The agreement requires us to pay approximately $0.2 million in exchange for this early termination, the purchase of their Danish customer list for our products, certain customer contracts, and minimal inventory. In February 2011, we made a first payment of $0.1 million. In July 2011, we made a second payment of approximately $60,000. We have deferred payments of approximately $20,000 which have been included in Acquisition-related obligations in our consolidated balance sheets which become payable by December 31, 2011. We recorded $0.1 million of intangible assets and recognized a $0.1 million restructuring charge related to the early termination of the distribution agreement. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of June 30, 2011 is 2.9 years.

OptiLock Implantable Port

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% of Minvasive’s OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. As a result of the transaction, we recorded the estimated present value of amounts due as a $0.1 million receivable in other long term assets. All royalty payments received from Minvasive will be applied to the receivable, and any payments received in excess of the outstanding receivable balance will be recognized as a gain on disposition in the periods in which they are received. We have received approximately $50,000 as of June 30, 2011.

TAArget and UniFit Stent Grafts

On June 30, 2011, we sold our TAArget and UniFit stent graft product lines to Duke Vascular, Inc. (Duke). In exchange for consideration of approximately $0.1 million in cash and a $0.5 million promissory note, Duke received most of our existing inventory, tangible and intangible assets, and a customer list associated with the product lines. We received the cash payment on June 30, 2011. The $0.5 million promissory note bears interest at 7% and is payable June 30, 2012. The promissory note maturity date will accelerate upon Duke raising additional capital or the sale of its business. We recorded the estimated present value of the promissory note as $0.2 million receivable in other long term assets. Any payments received in excess of the present value of the promissory note will be recognized as a gain on disposition in the periods in which they are received. In addition, Duke assumed our future obligations associated with the UNITE and ENTRUST clinical trials.

We received cash proceeds of $0.1 million and a promissory note that we valued at $0.2 million. We applied these proceeds against the related assets, including $0.1 million of fixed assets, $0.1 million of intangible assets, and $0.4 million of inventory, resulting in a net charge of approximately $0.4 million, which we recorded in cost of sales during the three months ended June 30, 2011.

Endologix Stent Grafts

On July 6, 2011, we entered into an early termination agreement for our distribution rights of Endologix’s aortic endovascular products in Europe. Under the terms of the agreement, we will receive $1.3 million in exchange for the early termination of our distribution agreement on August 31, 2011, certain customer contracts, our provision of sales and marketing services, and most of our remaining inventory. Previously, we held distribution rights in certain European countries for Endologix’s Powerlink System, and related products, through June 30, 2013. This transaction will be accounted for during the three months ending September 30, 2011 and we expect it to result in a gain.

The Cardiva, Marcom, and Duke fair value measurements fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates.

5. Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.9 million during the six months ended June 30, 2011.

The components of our identifiable intangible assets were as follows:

	June 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$3,286	$1,451	$1,835	$3,761	$1,529	$2,232
Trademarks and technology licenses	1,251	771	480	1,271	735	536
Customer relationships	1,855	845	1,010	1,662	848	814
Other intangible assets	372	162	210	312	208	104

Total identifiable intangible assets	$6,764	$3,229	$3,535	$7,006	$3,320	$3,686

Intangible assets are amortized over their estimated useful lives, ranging from 1 to 15 years. Amortization expense amounted to approximately $0.2 million for each of the three months ended June 30, 2011 and 2010. Amortization expense amounted to approximately $0.5 million and $0.3 million for the six months ended June 30, 2011 and 2010. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2011 and each of the five succeeding fiscal years is as follows:

(in thousands)
2011 (remaining 6 months)	$474
2012	828
2013	760
2014	589
2015	374
2016	266

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

6. Financing Arrangements

As part of the 2007 purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants had become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the Italian government approximately $0.3 million related to the previous grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties, all of which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of June 30, 2011 and December 31, 2010 and has been recorded in our balance sheet in accrued expenses. The timing of the repayment of the loan and grant will be determined by the Italian government.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Compensation and related taxes	$3,103	$4,116
Income and other taxes	1,027	802
Factory build-out costs	—	791
Restructuring	547	922
Professional fees	382	441
Other	1,415	1,556

Total	$6,474	$8,628

8. Restructuring Charges

In October 2010, we adopted a reorganization plan (the Biomateriali Plan) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We are transitioning the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts. The Biomateriali Plan provides for the termination of 29 employees at our Biomaterial subsidiary, relocation of manufacturing equipment, the eventual dissolution of our Biomateriali subsidiary, and the hiring of additional employees to staff the required functions in Burlington. In 2010, we incurred $1.4 million of severance charges, of which $0.9 million was paid in December 2010, $0.3 million of charges related to the repayment of grants and loans received from the Italian government associated with business incentive programs for the Biomateriali facility (see Note 6), and $0.1 million of charges related to the abandonment of fixed assets and legal fees associated with the negotiation of the severance agreements. In 2011, we incurred $0.3 million of charges associated with the transfer of manufacturing equipment to our Burlington factory and $0.7 million of non-cash charges related to the write-down of an asset for deferred rent, which was triggered by our exit of the Biomateriali facility in March 2011. We paid $0.3 million of severance related charges in January 2011 and expect to pay the remaining $0.2 million in December 2011. The timing of the repayment of the grants and loans will be determined by the Italian government. We expect to incur approximately $0.1 million of additional restructuring charges related to this program in 2011. We expect the liquidation and dissolution process to be completed by mid-2012.

In May 2011, we adopted a reorganization plan (the LifeSpan Plan) that is designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We are transitioning the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. The LifeSpan Plan provides for the termination of 7 employees at Laguna Hills facility, relocation of manufacturing equipment, and the hiring of approximately 4 employees to staff the required functions in Burlington. We incurred approximately $11,000 of severance charges during the three months ended June 30, 2011. We expect to incur $0.2 million of restructuring charges associated with the closure of the facility, transfer of manufacturing equipment, and severance charges during the remainder of 2011.

On June 30, 2011, we terminated our relationship with our Spanish distributor resulting in a contract termination charge of $0.5 million which we recorded as restructuring charges (see Note 4 for further details regarding the transaction).

On June 30, 2011, we terminated our relationship with our Danish distributor resulting in a contract termination charge of $0.1 million which we recorded as restructuring charges (see Note 4 for further details regarding the transaction).

The components of our restructuring charges are as follows

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(in thousands)
Transfer of manufacturing equipment	$52	$332
Distributor contract termination charges	572	572
Non-cash asset write-off	15	724
Severance	11	11
Other	—	16

Total	$650	$1,655

We did not incur restructuring charges during the three months and six months ended June 30, 2010.

Activity related to accrued restructuring costs is as follows:

Six months ended June 30, 2011
(in thousands)
Balance at beginning of period	$922
Plus:
Current period restructuring costs	1,655
Less:
Payment of employee severance costs	339
Payment related to transfer of manufacturing equipment	326
Payment related to distribution contract termination	572
Other	69
Noncash restructuring charges	724

Balance at end of period	$547

There was no activity related to accrued restructuring costs during the six months ended June 30, 2010.

9. Comprehensive Income

The components of other comprehensive income generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income was as follows:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(in thousands)
Net income	$519	$1,511	$583	$2,532
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(1)	—	(4)
Foreign currency translation adjustment	126	(759)	423	(1,307)

Total other comprehensive income (loss)	126	(760)	423	(1,311)

Comprehensive income	$645	$751	$1,006	$1,221

10. Commitments and Contingencies

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $4.8 million of inventory through 2016 as of June 30, 2011.

Acquisition Payments

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of The UnBalloon Non-Occlusive Modeling Catheter in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales. The European earn-out period ended December 22, 2010. The United States earn-out period will be measured for four quarters following the first commercial sale in the United States. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the periods that the contingency is resolved.

We have deferred payments related to our November 2010 acquisition of the LifeSpan Vascular Graft of approximately $0.3 million, as of June 30, 2011, payable to Angiotech Pharmaceuticals (US), Inc. in November 2011. We paid approximately $0.2 million of previously deferred payments to Edwards Lifesciences Corporation in February 2011. The deferred payments have been included in Acquisition-related obligations in our consolidated balance sheets.

11. Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe excluding direct sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); and Spain (LeMaitre Spain SL) beginning July 1, 2011, and to distributors worldwide, excluding distributor sales in North, South and Central America (LeMaitre Vascular, Inc.) and Korea, and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
LeMaitre Vascular, Inc.	$9,415	$8,872	$18,417	$16,920
LeMaitre Vascular GmbH	3,952	3,682	7,687	7,951
Other entities	1,745	1,604	3,606	3,102

Total	$15,112	$14,158	$29,710	$27,973

We sell products in three product categories, Vascular, Endovascular, and Other. Net sales in these product categories were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Vascular	$11,436	$10,207	$22,196	$19,764
Endovascular	2,725	2,944	5,626	6,236
Other	951	1,007	1,888	1,973

Total	$15,112	$14,158	$29,710	$27,973

12. Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock option awards to employees	$138	$97	$271	$188
Restricted common stock awards	129	129	259	253

Total share-based compensation	$267	$226	$530	$441

We have computed the fair values of employee stock options for option grants issued during the six months ended June 30 2011 and 2010, respectively, using the Black-Scholes option model with the following assumptions:

	2011	2010
Dividend yield	1.2%	0.0%
Volatility	67.3%	75.7%
Risk-free interest rate	2.1%	2.3%
Weighted average expected option term (in years)	5.0	5.0
Weighted average fair value per share of options granted	$3.42	$2.94

We did not issue restricted stock units in the six months ended June 30, 2011. The weighted-average fair value per share of restricted stock unit grants issued for the six months ended June 30, 2010 was $4.84.

13. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$519	$1,511	$583	$2,532

Weighted average shares outstanding	15,470	15,613	15,468	15,646

Basic net income per share	$0.03	$0.10	$0.04	$0.16

Diluted:
Net income available for common stockholders	$519	$1,511	$583	$2,532

Weighted-average shares outstanding	15,470	15,613	15,468	15,646
Common stock equivalents	601	437	596	399

Shares used in computing diluted net income per common share	16,071	16,050	16,064	16,045

Diluted net income per share	$0.03	$0.09	$0.04	$0.16

For the three months and six months ended June 30, 2011, 62,808 and 65,374 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months and six months ended June 30, 2010, 7,288 and 11,092 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

14. Stockholders’ Equity

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2011, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 71,405 shares for $0.5 million in the six months ended June 30, 2011. We repurchased 142,281 shares for $0.7 million in the six months ended June 30, 2010. We have the authority to purchase $1.7 million of common stock remaining under the repurchase program as of June 30, 2011.

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend was paid on April 5, 2011, to stockholders of record at the close of business on March 22, 2011, and was approximately $0.3 million. The second quarterly dividend was paid on June 6, 2011, to stockholders of record at the close of business on May 20, 2011, and was approximately $0.3 million. On July 26, 2011, our Board of Directors approved a third quarterly cash dividend on our common stock of $0.02 per share payable on September 6, 2011, to stockholders of record at the close of business on August 19, 2011, and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

15. Supplemental Cash Flow Information

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash paid for income taxes, net	$106	$345
Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$27	$21
Note receivable resulting from divestiture	$200	$—

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

As of June 30, 2011, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $15.9 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: our plans to transition production of our AlboGraft Vascular Graft from Brindisi, Italy to Burlington, Massachusetts, our pans to transition production of our the LifeSpan vascular graft from Laguna Hills, CA to Burlington Massachusetts, estimates of resulting restructuring charges, and any anticipated resulting benefits; the liquidity of our investment portfolio; our continued profitability and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 30, 2011.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip GC, LifeSpan, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and UnBalloon is an unregistered trademark of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

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

•	Our Endovascular product category includes our aortic stent grafts and radiopaque marking tape. We also report the results of our distribution of the Endologix Powerlink System within this category.

•	Our Other product category consists of our laparoscopic cholecystectomy devices and any private-label manufacturing, which we may engage in from time to time.

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

We sell our products primarily through a direct sales force. As of June 30, 2011 our sales force was comprised of 65 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through a network of distributors. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, Madrid, Spain, and Milan, Italy. For the six months ended June 30, 2011, approximately 94% of our net sales were generated in markets in which we employ direct sales representatives.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•

In December 2010, we entered into a definitive agreement with Cardiva, S.L. to terminate its distribution of our products in Spain effective as of June 30, 2011. The agreement requires us to pay approximately $0.9 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We are also required to repurchase certain inventory of approximately $0.3 million. We made payments of $0.7 million as of June 30, 2011.

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

We anticipate that the expansion of our direct sales organization to Spain, and to a lesser extent, Denmark may result in increased selling, marketing, general and administrative expenses during the second half of 2011.

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

•

In June 2011, we divested our TAArget and UniFit stent grafts to Duke Vascular, Inc. for $0.6 million. In addition, Duke Vascular, Inc. assumed our future obligations associated with the UNITE and ENTRUST clinical trials. We retained the right to fulfill approximately $0.4 million of unfulfilled orders, which we expect to ship before September 30, 2011.

•	In July 2011, we entered into an agreement to terminate our distribution of Endologix’s aortic endovascular products in Europe on August 31, 2011 for $1.3 million.

These activities may affect the comparability of our financial results from period to period and my cause substantial fluctuations from period to period, both due to restructuring and similar non-recurring charges, as well as longer terms impacts to revenues and operating expenditures. For example, we expect to realize a gain of approximately $0.6 million as a result of the Endologix transaction. Further, the stent graft transactions complete our exit from the stent graft market. We recognized $3.2 million of revenue on these products during the final six months of 2010, and also incurred sales, marketing, and research and development expenditures in connection with these product lines. However, we expect that the LifeSpan acquisition will partially offset the loss of stent graft revenues by about $1.3 million in 2011.

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We are transitioning the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts.

In May 2011, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We are transitioning the production of our LifeSpan vascular graft to our existing corporate headquarters in Burlington, Massachusetts.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, affect our financial results. For the six months ended June 30, 2011, approximately 38% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during 2011 and the two most recently completed fiscal years:

	2011		2010				2009
(amounts in thousands) (unaudited)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	15,112	14,598	14,431	13,656	14,158	13,815	13,584	13,346	12,630	11,348
Impact of currency exchange rate fluctuations (1)	669	10	(420)	(418)	(336)	314	613	(215)	(699)	(622)
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	259	283	56	(105)	(65)	95	397	333	234	101

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted averge exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued and divested products, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percent increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)	2011	2010	Percent change	2011	2010	Percent change
	($ in thousands)
Net sales	$15,112	$14,158	7%	$29,710	$27,973	6%
Net sales by product category:
Vascular	$11,436	$10,207	12%	$22,196	$19,764	12%
Endovascular	2,725	2,944	(7%)	5,626	6,236	(10%)
Other	951	1,007	(6%)	1,888	1,973	(4%)

Total	$15,112	$14,158	7%	$29,710	$27,973	6%

Net sales by geography:
Americas	$9,415	$8,872	6%	$18,417	$16,920	9%
International	5,697	5,286	8%	11,293	11,053	2%

Total	$15,112	$14,158	7%	$29,710	$27,973	6%

Net sales. Net sales increased 7% to $15.1 million for the three months ended June 30, 2011, compared to $14.2 million for the three months ended June 30, 2010. Business development activities increased net sales by 2% and consisted primarily of sales from the acquisition of the LifeSpan graft in November 2010, offset by the divestiture of the Optilock Implantable Port and the discontinuance of OEM activities at our Biomateriali subsidiary. Changes in foreign currency exchange rates increased net sales by 5%.

Net sales increased 6% to $29.7 million for the six months ended June 30, 2011, compared to $28.0 million for the six months ended June 30, 2010. Business development activities increased net sales by 2% and consisted primarily of sales from the acquisition of the LifeSpan graft in November 2010, offset by the divestiture of the Optilock Implantable Port and the discontinuance of OEM activities at our Biomateriali subsidiary. Changes in foreign currency exchange rates increased net sales by 2%.

Sales increases for the three months ended June 30, 2011 were largely driven by changes in foreign currency exchange rates of $0.7 million, higher average selling prices across nearly all product lines, particularly in the United States and Europe, sales of the LifeSpan Vascular Graft of $0.3 million as well as increased sales in vessel closure systems of $0.2 million and biologic patches of $0.2 million. These increases were partially offset by decreases in selected product lines, primarily TAArget and UniFit stent grafts sales of $0.4 million, a decrease of 59%, and a decline in shunt sales of $0.2 million.

Sales increases for the six months ended June 30, 2011 were largely driven by changes in foreign currency exchange rates of $0.7 million, higher average selling prices across nearly all product lines, particularly in the United States and Europe, sales of the LifeSpan Vascular Graft of $0.6 million as well as increased sales in vessel closure systems of $0.4 million and biologic patches of $0.4 million. These increases were partially offset by decreases in selected product lines, primarily TAArget and UniFit stent grafts sales of $0.8 million, a decrease of 55%, and a decline in shunt sales of $0.3 million.

Direct-to-hospital net sales were 93% for the three months ended June 30, 2011 and 94% for the six months ended June 30, 2011, up from 92% for the three and six months ended June 30, 2010. The increase was largely due to strong results from our Vascular products in the Americas. The Americas represented 62% of consolidated net sales for the six months ended June 30, 2011, up from 60% in the prior year period.

Net sales by geography. Net sales in the Americas increased $0.5 million for the three months ended June 30, 2011. The increase was largely the result of higher average selling prices across nearly all product lines and increases in the sales of vessel closure systems and the biologic patches. International net sales increased $0.4 million for the three months ended June 30, 2011. The increase was primarily driven by the effects of foreign currency exchange rate changes of $0.7 million and sales of LifeSpan Vascular Grafts, and was partially offset by decreases in TAArget and UniFit stent graft sales.

Net sales in the Americas increased $1.5 million for the six months ended June 30, 2011. The increase was largely the result of higher average selling prices across nearly all product lines and increases in the sales of vessel closure systems and the biologic patches. International net sales increased $0.2 million for the six months ended June 30, 2011. The increase was primarily driven by the effects of foreign currency exchange rate changes of $0.7 million and sales of LifeSpan Vascular Grafts, and was partially offset by decreases in TAArget and UniFit stent grafts sales.

International direct-to-hospital net sales increased to 85% of total international net sales for the three months ended June 30, 2011, up from 81% for the three months ended, June 30, 2010. International direct-to-hospital net sales increased to 86% of total international net sales for the six months ended June 30, 2011, up from 82% for the six months ended, June 30, 2010. Increases in the percent of international direct-to-hospital net sales were primarily due to weak distributor sales, primarily related to TAArget and UniFit stent grafts.

On June 30, 2011, we divested our TAArget and UniFit product lines. We retained the right to fulfill approximately $0.4 million of unfulfilled orders, which we expect to ship before September 30, 2011. Additionally, on July 6, 2011, we entered into an agreement to terminate our distribution of Endologix’s aortic endovascular products in Europe on August 31, 2011. These two product line divestitures complete our exit from the stent graft market. We recognized $3.2 million of revenue on these products during the final six months of 2010. These product lines were primarily sold in Europe.

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2011	2010	$ Change	Percent change	2011	2010	$ Change	Percent change
	($ in thousands)
Gross profit	$10,370	$10,656	$(286)	(2.7%)	$20,521	$20,974	$(453)	(2.2%)
Gross margin	68.6%	75.3%	*	(6.7%)	69.1%	75.0%	*	(5.9%)

*	Not applicable

Gross Profit. Gross profit decreased 2.7% to $10.4 million for the three months ended June 30, 2011, while gross margin decreased 6.7% to 68.6% in the same period. Gross profit decreased 2.2% to $20.5 million for the six months ended June 30, 2011, while gross margin decreased 5.9% to 69.1% in the same period. The gross margin decrease was largely the result of start-up manufacturing costs in Burlington, Massachusetts and wind-down costs in Brindisi, Italy associated with the transfer of the polyester graft manufacturing from Italy to the United States, other increased manufacturing costs, and the amortization of the LifeSpan Vascular Graft inventory purchase accounting step-up. The gross margin decrease was partially offset by higher average selling prices across nearly all product lines.

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2011	2010	$ change	Percent change	2011	2010	$ change	Percent change
	($ in thousands)
Sales and marketing	$4,916	$4,747	$169	4%	$9,889	$9,641	$248	3%
General and administrative	2,867	2,495	372	15%	5,715	5,109	606	12%
Research and development	1,040	1,338	(298)	(22%)	2,312	2,878	(566)	(20%)
Restructuring charges	650	—	650	*	1,655	—	1,655	*
Impairment charge	—	68	(68)	*	83	68	15	*

Total	$9,473	$8,648	$825	10%	$19,654	$17,696	$1,958	11%

	Three months ended June 30,				Six months ended June 30,
	2011 as a % of Net Sales	2010 as a % of Net Sales	Change		2011 as a % of Net Sales	2010 as a % of Net Sales	Change
Sales and marketing	33%	34%	(1%)		33%	34%	(1%)
General and administrative	19%	18%	1%		19%	18%	1%
Research and development	7%	9%	(2%)		8%	10%	(2%)
Restructuring charges	4%	0%	4%		6%	0%	6%
Impairment charge	0%	0%	0%		0%	0%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2011, sales and marketing expenses increased 4% to $4.9 million. Selling expenses increased $0.2 million while marketing expenses remained flat. Selling expense increases were largely driven by $0.1 million of transition services costs related to the termination of our Spanish and Danish distributors and $0.1 million of recruiting fees. These increases were partially offset by a reduction of compensation expenses of $0.1 million and travel related expenses of $0.1 million. For the three months ended June 30, 2011, changes in foreign currency exchange rates increased sales and marketing expenses by $0.3 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses were 33% in the three months ended June 30, 2011, a decrease of 1% from the prior year quarter.

For the six months ended June 30, 2011, sales and marketing expenses increased 3% to $9.9 million. Selling expenses increased $0.3 million while marketing expenses decreased $0.1 million. Selling expense increases were largely driven by $0.2 million of transition services costs related to our acquisition of the LifeSpan Vascular Graft, the buyouts of our Spanish and Danish distributors and a $0.1 million of recruiting fees. These increases were partially offset by a reduction in compensation expenses of $0.1 million and travel related expenses of $0.1 million. The decrease in marketing expenses was due to general cost reductions. For the six months ended June 30, 2011, changes in foreign currency exchange rates increased sales and marketing by $0.3 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses decreased to 33% in the six months ended June 30, 2011, a decrease of 1% from the prior year period.

General and administrative. For the three months ended June 30, 2011, general and administrative expenses increased 15% to $2.9 million. The increase was largely the result of higher administrative costs associated with our French and Spanish subsidiaries of $0.2 million and higher amortization costs of $0.1 million related to LifeSpan Vascular Graft intangible assets. For the three months ended June 30, 2011, changes in foreign currency exchange rates increased general and administrative expenses by $0.1 million compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses increased to 19% in the three months ended June 30, 2011, an increase of 1% from the prior year quarter.

For the six months ended June 30, 2011, general and administrative expenses increased 12% to $5.7 million. The increase was largely the result of higher administrative costs associated with our French and Spanish subsidiaries of $0.3 million and higher amortization costs of $0.1 million related to LifeSpan Vascular Graft intangible assets. For the six months ended June 30, 2011, changes in foreign currency exchange rates increased general and administrative expenses by $0.1 million compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 19% for the six months ended June 30, 2011, an increase of 1% from the six months ended June 30, 2010.

Research and development. For the three months ended June 30, 2011, research and development costs decreased 22% to $1.0 million. Product development costs decreased $0.1 million primarily due to reduced testing associated with obtaining FDA approvals for new products. The timing and extent of this testing fluctuates based upon product development cycles and the approval path required for each product. In the three months ended June 30, 2010, we incurred approximately $0.1 million of these expenses primarily related to the AnastoClip GC Vessel Closure System. Clinical and regulatory expenses decreased $0.3 million, primarily due to a reduction in outside services costs following the suspension of enrollment in our UNITE and ENTRUST trials in October 2010. As a percentage of net sales, research and development expense decreased to 7% for the three months ended June 30, 2011 from 9% in the comparable prior year period.

For the six months ended June 30, 2011, research and development costs decreased 20% to $2.3 million. Product development costs decreased $0.2 million primarily due to reduced testing associated with obtaining FDA approvals for new products. In the six months ended June, 2010, we incurred approximately $0.2 million of these expenses primarily related to the AnastoClip GC Vessel Closure System. Clinical and regulatory expenses decreased $0.4 million, primarily due to a reduction in outside services costs following the suspension of enrollment in our UNITE and ENTRUST trials in October 2010. On June 30, 2011, Duke Vascular, Inc. assumed all future obligations with respect to the UNITE and ENTRUST trials as a term of our TAArget and UniFit divestiture. As a result, we expect clinical and regulatory expenses will continue to decline in the final six months of 2011. As a percentage of net sales, research and development expense decreased to 8% for the six months ended June 30, 2011 from 10% in the comparable prior year period.

Restructuring. In May 2011, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We are transitioning the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. We incurred approximately $11,000 of severance charges during the three months ended June 30, 2011. We expect to incur $0.2 million of restructuring charges associated with the closure of the facility, transfer of manufacturing equipment, and severance charges during the remainder of 2011.

On June 30, 2011, we terminated our relationship with our Spanish and Danish distributors resulting in contract termination charges of $0.5 million and $0.1 million, respectively, which we recorded as restructuring charges during the three months ended June 30, 2011.

In 2010, we commenced the closure of our Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. For the six months ended June 30, 2011, restructuring charges were $1.0 million which consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility in March 2011.

We expect to incur approximately $0.3 million of additional restructuring charges associated with the closure of our Biomateriali manufacturing facility and the closure of the Laguna Hills facility in the remainder of 2011. We did not incur any restructuring charges in the three and six months ended June 30, 2010.

Impairment charge. Impairment charges were $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

Foreign exchange gains / losses. Foreign exchange gains for the six months ended June 30, 2011 were $0.1 million compared to foreign exchange losses of $0.1 million for the same period in the prior year. Foreign exchange gains were due to the comparative weakening of the U.S. dollar versus the euro during the financial period.

Income tax expense. We recorded a provision for taxes of $0.4 million on pre-tax income of $0.9 million for the three months ended June 30, 2011, compared to $0.5 million on a pre-tax income of $2.0 million for the three months ended June 30, 2010. We recorded a provision for taxes of $0.4 million on pre-tax income of $1.0 million for the six months ended June 30, 2011, compared to $0.7 million on a pre-tax income of $3.3 million for the six months ended June 30, 2010. Our current period provision is based on the estimated annual effective tax rate for 2011 of 36.3%, which includes estimated federal and state income taxes of approximately $0.3 million, as well as foreign income taxes of approximately $0.1 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to the generation of United States research and development tax credits, from lower statutory rates at our foreign German entity offset by certain discrete items. Our June 30, 2010 income tax provision was based on the estimated annual effective tax rate for 2010 of 22.0%, which includes estimated federal and state income taxes of approximately $0.6 million, as well as foreign income taxes of $0.1 million. Our 2010 income tax expense varied from the statutory rate amounts mainly due to the utilization of United States tax credit carry-forwards and net operating losses. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets at June 30, 2011 and concluded that we continue to carry a valuation allowance against $4.3 million of state and foreign deferred tax assets, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. We emerged from a cumulative loss position in the fourth quarter of 2010 in the United States and released the valuation allowance related to the United States deferred tax assets as a result of emerging from the cumulative loss position.

We expect that our effective tax rate will remain fairly constant throughout 2011.

Liquidity and Capital Resources

At June 30, 2011, our cash, cash equivalents and marketable securities were $21.4 million as compared to $22.6 million at December 31, 2010. Our cash and cash equivalents are highly liquid investments with maturities of

90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of June 30, 2011. In the event of a temporary decline in market value, we have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $0.9 million for the six months ended June 30, 2011. For the year ended December 31, 2010, we recognized operating income of $4.0 million. It is our intention to generate an operating profit on an ongoing basis. However, our operating profit may be negatively impacted by acquisitions, distributor terminations, and operational restructurings. There can be no assurance that we will do so in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	the ongoing transfer of our AlboGraft Vascular Graft manufacturing from Brindisi, Italy to Burlington, Massachusetts;

•	the ongoing transfer of our LifeSpan Vascular Graft manufacturing from Laguna Hills, California to Burlington, Massachusetts;

•	the termination of distributor agreements in Spain and Denmark and subsequent start-up costs associated with going direct in those markets;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	payments associated with U.S income taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments;

•	remaining payment obligations associated with the LifeSpan Vascular Graft acquisition; and

•	the number, timing, and nature of acquisitions and other strategic transactions

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

Credit Facility

As part of the 2007 purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants had become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the Italian government approximately $0.3 million related to the previous grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties, all of which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of June 30, 2011 and December 31, 2010 and has been recorded in our consolidated balance sheet as accrued expenses. The timing of the repayment of the loan and grant will be determined by the Italian government.

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock of $0.02 per share. The first quarterly dividend was paid on April 5, 2011, to stockholders of record at the close of business on March 22, 2011, and was approximately $0.3 million. The second quarterly dividend was paid on June 6, 2011, to stockholders of record at the close of business on May 20, 2011, and was approximately $0.3 million. On July 26, 2011, our Board of Directors approved a third quarterly cash dividend on our common stock of $0.02 per share payable on September 6, 2011, to stockholders of record at the close of business on August 19, 2011, and will be approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2011	2010	Net Change
Cash and cash equivalents	$21,405	$25,608	$(4,203)
Cash flows provided by (used in):
Operating activities	$1,098	$3,460	$(2,362)
Investing activities	(1,313)	(161)	(1,152)
Financing activities	(1,088)	(723)	(365)

Net cash provided by operating activities. Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2011, and consisted of $0.6 million net income, adjusted for non-cash items of $2.8 million (including depreciation and amortization of $1.0 million, the noncash restructuring charges associated with our exit of our Brindisi, Italy factory of $0.7 million, provision for inventory write-offs of $0.6 million, stock-based compensation of $0.5 million, and impairment charges of $0.1 million) and was offset by changes in working capital of $2.3 million. The net cash used by changes in working capital was principally the result of an increase in accounts payable and other liabilities, and partially offset by a decrease in inventories.

Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2010, and consisted of the $2.5 million net income, adjusted for non-cash items of $1.9 million (including depreciation and amortization of $0.7 million, stock-based compensation of $0.4 million, provision for inventory write-offs of $0.5 million, and provision for income taxes of $0.1 million) and was partially offset by changes in working capital of $1.0 million. The net cash used by changes in working capital was principally the result of an increase in accounts receivable and inventories offset by a decrease in accounts payable and other liabilities.

Net cash used in investing activities. Net cash used in investing activities was $1.3 million for the six months ended June 30, 2011. This was due to the purchase of property and equipment of $0.8 million, primarily related to transfer of our manufacturing plant in Brindisi, Italy to Burlington, Massachusetts and $0.6 million of acquisition related payments, primarily related to the LifeSpan Vascular Graft acquisition and the Spanish and Danish distributor buyouts.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2010. This was primarily due to the purchase of property and equipment of $0.6 million, partially offset by the sales and maturities of marketable securities of $0.4 million.

Net cash used in financing activities. Net cash used in financing activities was $1.1 million for the six months ended June 30, 2011 which was primarily driven by the payment of a common stock dividend of $0.6 million and the purchase of $0.5 million of our outstanding shares under our stock repurchase plan.

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2010 which was primarily driven by the purchase of $0.7 million of our outstanding shares under our stock repurchase plan.

Contractual obligations. Our principal contractual obligations consist of operating leases, inventory purchase commitments, payments to terminate distributors, acquisition related liabilities, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of June 30, 2011:

		Less
		than	1-3	3-5
Contractual obligations	Total	1 year	years	years
	(in thousands)
Operating leases	$4,713	$1,215	$1,791	$1,707
Purchase commitments for inventory	4,800	1,616	1,754	1,430
Acquisition related liabilities	689	689	—	—
Unrecognized tax benefits	277	277	—	—

Total contractual obligations	$10,479	$3,797	$3,545	$3,137

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There has been no material changes in our critical accounting policies during the six months ended June 30, 2011. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The new guidance requires us to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective on January 1, 2012. We do not expect the adoption of this standard will have a material impact on our results of operations or financial position.

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. We do not expect the adoption of this standard will have a material impact on our results of operations or financial position.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2011, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 30, 2011, we describe risk factors related to LeMaitre Vascular. The following risk factor is a substantive change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully review this risk factor and the risks factors described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

If we experience difficulties in relocating manufacturing operations related to our vascular grafts product lines to our Burlington, Massachusetts headquarters, then our reputation, financial condition and results of operations could be harmed.

We are in the process of relocating the manufacturing operations related to our AlboGraft Vascular Graft from Brindisi, Italy, and the manufacturing operations related to our LifeSpan Vascular Graft from Laguna Hills, California — in each case to our Burlington, Massachusetts headquarters.

We initiated our AlboGraft relocation in October 2010 and have encountered delays in transferring our processes and equipment, which has impaired our ability to manufacture sufficient quantities of the devices to satisfy customer demand. This has resulted in product backorders, which may be harmful to our reputation with our customers and hurt our sales. Further, this transfer has been more expensive and required more management resources than we had anticipated. Although we have transitioned several steps of the AlboGraft manufacturing process to our headquarters, there can be no assurance that we will be successful in duplicating the entire process in a timely manner or at all.

We recently initiated our LifeSpan relocation and may also encounter difficulties or delays which could negatively impact product quality or impair our ability to manufacture sufficient quantities of the devices to satisfy demand. Further, this transfer may also become more expensive or time-consuming than we currently anticipate. There can be no assurance that we will be successful in duplicating the LifeSpan manufacturing process in a timely manner or at all.

If we experience further delays and cost overruns in our relocation projects, or if we experience difficulties which negatively impact product quality, then our reputation, financial condition or results of operations could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
April 1, 2011 through April 30, 2011	2,200	$6.52	—	$1,863,015
May 1, 2011 through May 31, 2011	3,431	$7.01	1,654	$1,851,439
June 1, 2011 through June 30, 2011	15,327	$6.99	15,327	$1,744,275

Total	20,958	$6.94	16,981	$1,744,275

(1)	For the three months ended June 30, 2011, we repurchased 3,977 shares of our common stock in conjunction with the tender of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. The expiration date of this program is December 31, 2011.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*	X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*	X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2011.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr. Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.