Form 10-Q
period 2011-09-30
LEMAITRE VASCULAR INC
filed 2011-11-14
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 15,407,553 shares of common stock, $.01 par value per share, outstanding as of November 8, 2011.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2011	2010
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,087	$22,614
Accounts receivable, net of allowances of $262 at September 30, 2011 and $184 at December 31, 2010	8,853	8,475
Inventory	7,250	8,375
Prepaid expenses and other current assets	3,702	3,447

Total current assets	42,892	42,911
Property and equipment, net	4,394	3,806
Goodwill	11,917	11,917
Other intangibles, net	3,243	3,686
Deferred tax assets	136	134
Other assets	442	820

Total assets	$63,024	$63,274

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,276	$1,320
Accrued expenses	8,033	8,628
Acquisition-related obligations	552	441

Total current liabilities	9,861	10,389
Deferred tax liabilities	443	443
Other long-term liabilities	75	86

Total liabilities	10,379	10,918
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 16,289,383 shares at September 30, 2011, and 16,117,201 shares at December 31, 2010	163	161
Additional paid-in capital	64,622	64,642
Accumulated deficit	(6,786)	(8,583)
Accumulated other comprehensive loss	(460)	(429)
Treasury stock, at cost; 844,048 shares at September 30, 2011, and 637,916 shares at December 31, 2010	(4,894)	(3,435)

Total stockholders’ equity	52,645	52,356

Total liabilities and stockholders’ equity	$63,024	$63,274

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net sales	$14,564	$13,656	$44,274	$41,629
Cost of sales	4,381	3,258	13,570	10,257

Gross profit	10,183	10,398	30,704	31,372

Sales and marketing	4,757	4,698	14,646	14,339
General and administrative	2,802	2,533	8,517	7,642
Research and development	974	1,135	3,286	4,013
Restructuring charges	394	—	2,049	—
Gain on termination of distribution agreement	(735)	—	(735)
Impairment charges	—	—	83	68

Total operating expenses	8,192	8,366	27,846	26,062

Income from operations	1,991	2,032	2,858	5,310

Other income (expense):
Interest income	4	8	9	23
Interest expense	—	—	(2)	(3)
Foreign currency gain (loss)	(49)	35	95	(15)
Other income, net	—	(10)	8	12

Income before income taxes	1,946	2,065	2,968	5,327
Provision for income taxes	732	548	1,171	1,278

Net income	$1,214	$1,517	$1,797	$4,049

Net income per share of common stock:
Basic	$0.08	$0.10	$0.12	$0.26

Diluted	$0.08	$0.09	$0.11	$0.25

Weighted-average shares outstanding:
Basic	15,491	15,622	15,476	15,638

Diluted	16,030	16,157	16,045	16,090

Cash dividends declared per common share	$0.02	$—	$0.06	$—

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Operating activities
Net income	$1,797	$4,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,466	1,007
Stock-based compensation	847	703
Amortization of premium on marketable securities	—	1
Impairment charges	83	68
Provision for losses in accounts receivable	98	54
Provision for inventory write-downs	772	689
Provision for deferred income taxes	—	234
Gain on termination of distribution agreement	(735)	—
Loss on disposal of property and equipment	—	51
Noncash restructuring charges	725	—
Foreign currency transaction (gain) loss	(178)	23
Changes in operating assets and liabilities:
Accounts receivable	(422)	(597)
Inventory	64	(1,372)
Prepaid expenses and other assets	(172)	(127)
Accounts payable and other liabilities	(872)	1,300

Net cash provided by operating activities	3,473	6,083
Investing activities
Purchases of property and equipment	(1,404)	(1,151)
Payments related to acquisitions	(641)	—
Receipts related to divestitures	1,411	33
Purchase of technology and licenses	(47)	(59)
Sales and maturities of marketable securities	—	633

Net cash used in investing activities	(681)	(544)
Financing activities
Proceeds from issuance of common stock	64	105
Payments of Italian government loan	—	(24)
Purchase of treasury stock	(1,459)	(1,314)
Common stock cash dividend paid	(929)	—

Net cash used in financing activities	(2,324)	(1,233)
Effect of exchange rate changes on cash and cash equivalents	5	(45)

Net increase in cash and cash equivalents	473	4,261
Cash and cash equivalents at beginning of period	22,614	23,192

Cash and cash equivalents at end of period	$23,087	$27,453

Supplemental disclosures of cash flow information (see Note 15)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. In addition, we have rights to exclusively distribute in the United States and most of Europe a biologic vascular patch manufactured by a third party through January 26, 2016. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Madrid, Spain, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U. S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2010, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The new guidance requires us to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective on January 1, 2012. We do not expect that the adoption of this standard will have a material impact on our results of operations or financial position.

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. We do not expect that the adoption of this standard will have a material impact on our results of operations or financial position.

In September 2011, the FASB issued new authoritative guidance pertaining to the testing of goodwill for impairment which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We will adopt the new authoritative guidance in the fourth quarter of 2011 in connection with our annual impairment test. We do not expect that the adoption of this standard will have a material impact on our results of operations or financial position.

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

We recognize, measure, present and disclose in our financial statements uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2011, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $277,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2012. There was no change in the liability during the nine months ended September 30, 2011. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The U.S federal statute of limitations will be open with respect to these tax positions until 2014.

As of September 30, 2011, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States—Federal	2008 and forward
Germany	2007 and forward
Italy	2006 and forward
Japan	2004 and forward

3.	Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$1,625	$2,219
Work-in-process	1,599	1,469
Finished products	4,026	4,687

Total inventory	$7,250	$8,375

4.	Acquisition and Divestitures

Cardiva, S.L. Distribution Agreement

In December 2010, we entered into a definitive agreement with Cardiva, S.L. (Cardiva) to terminate its distribution of our products in Spain and to acquire certain assets and rights from Cardiva effective as of June 30, 2011. The agreement requires us to pay approximately $1.2 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, their provision of sales and marketing services, and most of their remaining inventory. We have paid $1.0 million as of September 30, 2011. We have deferred payments of $0.2 million which have been included in Acquisition-related liabilities in our consolidated balance sheets which become payable by December 31, 2011. We recorded $0.4 million of intangible assets, recognized a $0.5 million restructuring charge related to the early termination of the distribution agreement, expensed $0.1 of transition services as selling expense, and recorded $0.3 million of inventory. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of June 30, 2011 is 5.5 years. Additionally, we entered into a one-year consulting agreement beginning July 1, 2011 with an employee of Cardiva for $0.2 million of which $140,000 was paid as of September 30, 2011. These services will be expensed over the term of the agreement.

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

OptiLock Implantable Port

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% of Minvasive’s OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. As a result of the transaction, we recorded the estimated present value of amounts due as a $0.1 million receivable in other long term assets. All royalty payments received from Minvasive will be applied to the receivable, and any payments received in excess of the outstanding receivable balance will be recognized as a gain on disposition in the periods in which they are received. We have received approximately $50,000 as of September 30, 2011.

TAArget and UniFit Stent Grafts

On June 30, 2011, we sold our TAArget and UniFit stent graft product lines to Duke Vascular, Inc. (Duke). In exchange for consideration of approximately $0.1 million in cash and a $0.5 million promissory note, Duke received most of our existing inventory, tangible and intangible assets, and a customer list associated with the product lines. We received the cash payment on June 30, 2011. The $0.5 million promissory note bears interest at 7% and is payable on June 30, 2012. The promissory note maturity date will accelerate upon Duke raising additional capital or the sale of its business. We recorded the estimated fair value of the promissory note as $0.2 million receivable in other long term assets. Any payments received in excess of the fair value of the promissory note will be recognized as a gain on disposition in the periods in which they are received. In addition, Duke assumed our future obligations associated with the UNITE and ENTRUST clinical trials.

We received cash proceeds of $0.1 million and a promissory note that we valued at $0.2 million. We applied these proceeds against the related assets, including $0.1 million of fixed assets, $0.1 million of intangible assets, and $0.4 million of inventory, resulting in a net charge of approximately $0.4 million, which we recorded in cost of sales during the three months ended June 30, 2011.

Endologix Stent Grafts

On July 6, 2011, we entered into an early termination agreement for our distribution rights of Endologix’s aortic endovascular products in Europe. Under the terms of the agreement, we received $1.3 million in exchange for the early termination of our distribution agreement on August 31, 2011, certain customer contracts, our provision of sales and marketing services, and most of our remaining inventory. Previously, we held distribution rights in certain European countries for Endologix’s Powerlink System, and related products, through June 30, 2013. We recognized a gain of $0.7 million upon the termination of the distribution agreement during the three months ended September 30, 2011.

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

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.9 million during the nine months ended September 30, 2011.

The components of our identifiable intangible assets were as follows:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Patents	$2,604	$867	$1,737	$3,761	$1,529	$2,232
Trademarks and technology licenses	1,152	699	453	1,271	735	536
Customer relationships	1,567	668	899	1,662	848	814
Other intangible assets	366	212	154	312	208	104

Total identifiable intangible assets	$5,689	$2,446	$3,243	$7,006	$3,320	$3,686

Intangible assets are amortized over their estimated useful lives, ranging from 1 to 15 years. Amortization expense amounted to approximately $0.3 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense amounted to approximately $0.7 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense is included in general and administrative expense. Estimated amortization expense for the remainder of 2011 and each of the five succeeding fiscal years is as follows:

		(in thousands)
2011	(remaining 3 months)	$257
2012		846
2013		706
2014		552
2015		358
2016		266

During the nine months ended September 30, 2011, we determined that certain patents within our portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents. During the nine months ended September 30, 2010, we incurred $0.1 million of impairment charges related to a customer relationship associated with our Biomateriali subsidiary based upon an analysis of expected economic benefits.

6.	Financing Arrangements

As part of the 2007 purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants had become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the Italian government approximately $0.3 million related to the previous grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties, all of which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of September 30, 2011 and December 31, 2010 and has been recorded in our balance sheet in accrued expenses. The timing of the repayment of the loan and grant will be determined by the Italian government.

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Compensation and related taxes	$3,308	$4,116
Income and other taxes	1,581	802
Restructuring	719	922
Professional fees	444	441
Factory build-out costs	150	791
Other	1,831	1,556

Total	$8,033	$8,628

8.	Restructuring Charges

In October 2010, we adopted a reorganization plan (the Biomateriali Plan) that is designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in our manufacturing operations. We are transitioning the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts. The Biomateriali Plan provides for the termination of 29 employees at our Biomaterial subsidiary, relocation of manufacturing equipment, the eventual dissolution of our Biomateriali subsidiary, and the hiring of additional employees to staff the required functions in Burlington. In 2010, we incurred $1.4 million of severance charges, of which $0.9 million was paid in December 2010, $0.3 million of charges related to the repayment of grants and loans received from the Italian government associated with business incentive programs for the Biomateriali facility (see Note 6), and $0.1 million of charges related to the abandonment of fixed assets and legal fees associated with the negotiation of the severance agreements. In 2011, we incurred $0.3 million of charges associated with the transfer of manufacturing equipment to our Burlington factory and $0.7 million of non-cash charges related to the write-down of an asset for deferred rent, which was triggered by our exit of the Biomateriali facility in March 2011. We paid $0.3 million of severance related charges in January 2011 and expect to pay the remaining $0.2 million in December 2011. The timing of the repayment of the grants and loans will be determined by the Italian government. We expect the liquidation and dissolution process to be completed by mid-2012.

In May 2011, we adopted a reorganization plan (the LifeSpan Plan) that is designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in our manufacturing operations. We are transitioning the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. The LifeSpan Plan resulted in the termination of 7 employees at the Laguna Hills facility, relocation of manufacturing equipment, and the hiring of approximately 4 employees to staff the required functions in Burlington. We incurred approximately $0.1 million related to the closure of the Laguna Hills facility and the related relocation of the manufacturing equipment during the three months ended September 30, 2011. We incurred approximately $33,000 of severance charges during the nine months ended September 30, 2011.

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

During the three months ended September 30, 2011, we adopted a reorganization plan of our European administrative and stent graft sales personnel as a result of our exit from our stent graft business. We terminated 6 employees and recorded severance charges of $0.3 million during the three months ended September 30, 2011.

The components of our restructuring charges are as follows

	Three months ended	Nine months ended
	September 30,	September 30,
	2011	2011
	(in thousands)
Transfer of manufacturing equipment	$92	$424
Distributor contract termination charges	—	572
Non-cash asset write-off	8	732
Severance	280	291
Other	14	30

Total	$394	$2,049

We did not incur restructuring charges during the three months and nine months ended September 30, 2010.

Activity related to accrued restructuring costs is as follows:

Nine months ended
September 30, 2011
(in thousands)
Balance at beginning of period	$922
Plus:
Current period restructuring costs	2,049
Less:
Payment of employee severance costs	392
Payment related to transfer of manufacturing equipment	394
Payment related to distribution contract termination	572
Other	83
Noncash restructuring charges	732
Effects of foreign currency exchange	79

Balance at end of period	$719

There was no activity related to accrued restructuring costs during the nine months ended September 30, 2010.

9.	Comprehensive Income

The components of other comprehensive income generally include foreign exchange translation and unrealized gains and losses on marketable securities. The computation of comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
	(in thousands)
Net income	$1,214	$1,517	$1,797	$4,049
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	1	—	(3)
Foreign currency translation adjustment	(454)	855	(31)	(452)

Total other comprehensive income (loss)	(454)	856	(31)	(455)

Comprehensive income	$760	$2,373	$1,766	$3,594

10.	Commitments and Contingencies

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $5.7 million of inventory through 2016 as of September 30, 2011.

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

We have deferred payments related to our November 2010 acquisition of the LifeSpan Vascular Graft of approximately $0.3 million, as of September 30, 2011, payable to Angiotech Pharmaceuticals (US), Inc. in November 2011. We paid approximately $0.2 million of previously deferred payments to Edwards Lifesciences Corporation in February 2011. The deferred payments have been included in Acquisition-related obligations in our consolidated balance sheets.

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe excluding direct sales in

France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); and Spain (LeMaitre Vascular Spain SL) beginning July 1, 2011, and to distributors worldwide, excluding distributor sales in North, South and Central America (LeMaitre Vascular, Inc.) and Korea, and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
LeMaitre Vascular, Inc.	$9,567	$8,887	$27,984	$25,807
LeMaitre Vascular GmbH	3,402	3,421	11,089	11,372
Other entities	1,595	1,348	5,201	4,450

Total	$14,564	$13,656	$44,274	$41,629

We sell products in three product categories, Vascular, Endovascular, and Other. Net sales in these product categories were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Vascular	$11,208	$9,971	$33,404	$29,735
Endovascular	2,372	2,698	7,998	8,934
Other	984	987	2,872	2,960

Total	$14,564	$13,656	$44,274	$41,629

12.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Stock option awards to employees	$185	$118	$456	$306
Restricted common stock awards	132	144	391	397

Total share-based compensation	$317	$262	$847	$703

We have computed the fair values of employee stock options for option grants issued during the nine months ended September 30, 2011 and 2010, respectively, using the Black-Scholes option model with the following assumptions:

	2011	2010
Dividend yield	1.1%	0.0%
Volatility	66.1%	72.3%
Risk-free interest rate	1.4%	1.7%
Weighted average expected option term (in years)	4.8	4.8
Weighted average fair value per share of options granted	$3.57	$3.40

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2010 was $7.10. The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2010 was $5.81.

13.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Basic:
Net income available for common stockholders	$1,214	$1,517	$1,797	$4,049

Weighted average shares outstanding	15,491	15,622	15,476	15,638

Basic net income per share	$0.08	$0.10	$0.12	$0.26

Diluted:
Net income available for common stockholders	$1,214	$1,517	$1,797	$4,049

Weighted-average shares outstanding	15,491	15,622	15,476	15,638
Common stock equivalents	539	535	569	452

Shares used in computing diluted net income per common share	16,030	16,157	16,045	16,090

Diluted net income per share	$0.08	$0.09	$0.11	$0.25

For the three months and nine months ended September 30, 2011, 337,591 and 286,421 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months and nine months ended September 30, 2010, 137,655 and 95,189 weighted-average shares of restricted common stock units and options to purchase common stock, respectively, were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

14.	Stockholders’ Equity

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. In November 2011, our Board of Directors further increased this amount to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 174,023 shares for $1.2 million in the nine months ended September 30, 2011. We repurchased 201,690 shares for $1.1 million in the nine months ended September 30, 2010. We had the authority to purchase $1.1 million of common stock remaining under the repurchase program as of September 30, 2011. We have the authority to purchase $5.8 million of common stock remaining under the repurchase program as of November 8, 2011.

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock of $0.02 per share. The dividend activity for the nine months ended September 30, 2011 is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
March 22, 2011	April 5, 2011	$0.02	$309
May 20, 2011	June 6, 2011	$0.02	$310
August 19, 2011	September 6, 2011	$0.02	$310

On October 25, 2011, our Board of Directors approved a quarterly cash dividend on our common stock of $0.02 per share payable on December 6, 2011, to stockholders of record at the close of business on November 23, 2011, which will total approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

15.	Supplemental Cash Flow Information

	Nine months ended
	September 30,
	2011	2010
	(in thousands)
Cash paid for income taxes, net	$366	$397

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$278	$233
Note receivable resulting from divestiture	$200	$—

16.	Fair Value Measurements

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

As of September 30, 2011, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $18.9 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: our plans to transition production of our AlboGraft Vascular Graft from Brindisi, Italy to Burlington, Massachusetts, our plans to transition production of our LifeSpan vascular graft from Laguna Hills, California to Burlington Massachusetts, estimates of resulting restructuring charges, and any anticipated resulting benefits; the liquidity of our investment portfolio; our continued profitability and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 30, 2011.

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

Our products are used by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are typically certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide a wider range of treatment options to patients.

Below is a listing of our principal product lines and product categories:

•

Our Vascular product category includes our balloon catheters, carotid shunts, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems. We also report the results of our distribution of the Xenosure Biologic Patch and ArterX Vascular Sealant within this category.

•

Our Endovascular product category includes our aortic stent grafts, radiopaque marking tape and our contrast injection device. We also report the results of our distribution of the Endologix aortic endovascular products within this category; however, we divested our aortic stent grafts and terminated our distribution of the Endologix aortic endovascular products in the three months ended September 30, 2011.

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

We sell our products primarily through a direct sales force. As of September 30, 2011 our sales force was comprised of 71 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through a network of distributors. Our worldwide headquarters are located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, Madrid, Spain, and Milan, Italy. For the nine months ended September 30, 2011, approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition. In these markets, we believe that we have been able to increase selling prices without sacrificing material market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as aortic stent grafts, where we face intense competition from larger companies with greater resources. While this latter trend may moderate as we continue to grow our organization, and while we believe that this trend can be partially mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•

In December 2010, we entered into a definitive agreement with Cardiva, S.L. to terminate its distribution of our products in Spain effective as of June 30, 2011. The agreement required us to pay approximately $0.9 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We were also required to repurchase certain inventory of approximately $0.3 million. We have made payments of $1.0 million as of September 30, 2011.

•

In December 2010, we entered into a definitive agreement with Marcom Medical ApS to terminate its distribution of our products in Denmark effective as of June 30, 2011. The agreement required us to pay approximately $0.2 million in exchange for this early termination, the purchase of their Danish customer list for our products, certain customer contracts, and their provision of sales and marketing services. We were also required to repurchase certain inventory.

We anticipate that the expansion of our direct sales organization to Spain, and to a lesser extent, Denmark may result in increased selling, marketing, general and administrative expenses during the fourth quarter of 2011.

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

•

In June 2011, we divested our TAArget and UniFit stent grafts to Duke Vascular, Inc. for $0.6 million. In addition, Duke Vascular, Inc. assumed our future obligations associated with the UNITE and ENTRUST clinical trials. We retained the right to fulfill approximately $0.4 million of unfulfilled orders, which we shipped during the three months ended September 30, 2011.

•	In July 2011, we entered into an agreement to terminate our distribution of Endologix’s aortic endovascular products in Europe on August 31, 2011 for $1.3 million.

These activities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, both due to restructuring and similar non-recurring charges, as well as longer terms impacts to revenues and operating expenditures. For example, we realized a gain of approximately $0.7 million as a result of the Endologix transaction. Further, the stent graft transactions complete our exit from the stent graft market. We recognized $4.0 million of revenue on these products during the nine months ended September 30, 2011, and also incurred sales, marketing, and research and development expenditures in connection with these product lines. We expect that we will no longer recognize any further revenue or expenses from the stent graft product lines.

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We have largely completed the transition of the AlboGraft Vascular Graft manufacturing to our existing corporate headquarters in Burlington, Massachusetts.

In May 2011, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We are transitioning the production of our LifeSpan vascular graft to our existing corporate headquarters in Burlington, Massachusetts.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2011, approximately 37% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during 2011 and the two most recently completed fiscal years:

(amounts in thousands)
(unaudited)
	2011			2010				2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total net sales	14,564	15,112	14,598	14,431	13,656	14,158	13,815	13,584	13,346	12,630	11,348
Impact of currency exchange rate fluctuations (1)	431	669	10	(420)	(418)	(336)	314	613	(215)	(699)	(622)
Net impact of acquisitions, distributed sales and discontinued products, excluding currency exchange rate fluctuations (2)	(51)	259	283	56	(105)	(65)	95	397	333	234	101

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted averge exchange rate for each quarter.
(2)	Represents the impact of sales of products of acquired businesses and distributed sales of other manufacturers’ products, net of sales related to discontinued and divested products, based on 12 months’ sales following the date of the event or transaction, for the current period only.

Results of Operations

Comparison of the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2011	2010	change	2011	2010	change
	($ in thousands)
Net sales	$14,564	$13,656	7%	$44,274	$41,629	6%

Net sales by product category:
Vascular	$11,208	$9,971	12%	$33,404	$29,735	12%
Endovascular	2,372	2,698	(12%)	7,998	8,934	(10%)
Other	984	987	0%	2,872	2,960	(3%)

Total	$14,564	$13,656	7%	$44,274	$41,629	6%

Net sales by geography:
Americas	$9,567	$8,886	8%	$27,984	$25,806	8%
International	4,997	4,770	5%	16,290	15,823	3%

Total	$14,564	$13,656	7%	$44,274	$41,629	6%

Net sales. Net sales increased 7% to $14.6 million for the three months ended September 30, 2011, compared to $13.7 million for the three months ended September 30, 2010. Sales increases for the three months ended September 30, 2011 were largely driven by higher average selling prices across nearly all product lines, particularly in the United States and Europe, changes in foreign currency exchange rates of $0.4 million, sales of the LifeSpan Vascular Graft of $0.3 million as well as increased sales in biologic patches of $0.3 million and catheters of $0.3 million. These increases were partially offset by decreases in selected product lines, primarily Endologix aortic endovascular products of $0.2 million largely due to the termination of the distribution agreement as of August 31, 2011 and a decline in shunt sales of $0.2 million.

Net sales increased 6% to $44.3 million for the nine months ended September 30, 2011, compared to $41.6 million for the nine months ended September 30, 2010. Sales increases for the nine months ended September 30, 2011 were largely driven by higher average selling prices across nearly all product lines, particularly in the United

States and Europe, changes in foreign currency exchange rates of $1.1 million, sales of the LifeSpan Vascular Graft of $1.0 million as well as increased sales in biologic patches of $0.7 million, vessel closure systems of $0.5 million, and catheters of $0.4 million. These increases were partially offset by decreases in selected product lines, primarily TAArget and UniFit stent grafts sales of $0.8 million, a decline in shunt sales of $0.4 million, and a decline in Endologix aortic endovascular products sales of $0.2 million.

Direct-to-hospital net sales were 91% for the three months ended September 30, 2011 and 93% for the nine months ended September 30, 2011, compared to 95% for the three months and 93% for the nine months ended September 30, 2010, respectively. The decrease for the three months ended September 30, 2011 was largely due to a final order of stent grafts of $0.4 million to a South American distributor. The Americas represented 63% of consolidated net sales for the nine months ended September 30, 2011, up from 62% in the prior year period.

Net sales by geography. Net sales in the Americas increased $0.7 million for the three months ended September 30, 2011. The increase was largely the result of higher average selling prices across nearly all product lines, the final stent graft order of $0.4 million and increases in the sales of biologic patches. International net sales increased $0.2 million for the three months ended September 30, 2011. The increase was primarily driven by the effects of foreign currency exchange rate changes of $0.4 million and sales of LifeSpan Vascular Grafts, and was partially offset by decreases in TAArget and UniFit stent graft sales.

Net sales in the Americas increased $2.2 million for the nine months ended September 30, 2011. The increase was largely the result of higher average selling prices across nearly all product lines and increases in the sales of vessel closure systems and biologic patches. International net sales increased $0.5 million for the nine months ended September 30, 2011. The increase was primarily driven by the effects of foreign currency exchange rate changes of $1.1 million and sales of LifeSpan Vascular Grafts, and was partially offset by decreases in TAArget and UniFit stent grafts sales and Endologix aortic endovascular products sales.

International direct-to-hospital net sales were 87% of total international net sales for the three months ended September 30, 2011, down from 88% for the three months ended, September 30, 2010. International direct-to-hospital net sales increased to 87% of total international net sales for the nine months ended September 30, 2011, up from 84% for the nine months ended, September 30, 2010. This increase was primarily due to weak distributor sales primarily related to TAArget and UniFit stent grafts.

On June 30, 2011, we divested our TAArget and UniFit product lines. We fulfilled our final stent graft order of approximately $0.4 million during the three months ended September 30, 2011. We terminated our distribution of Endologix’s aortic endovascular products in Europe on August 31, 2011. These two product line divestitures complete our exit from the stent graft market. These devices accounted for $6.8 million of revenue in the year ended December 31, 2010 and $4.0 million of revenue in the nine months ended September 30, 2011. These product lines were primarily sold in Europe.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2011	2010	$ Change	change	2011	2010	$ Change	change
	($ in thousands)
Gross profit	$10,183	$10,398	$(215)	(2.1%)	$30,704	$31,372	$(668)	(2.1%)

Gross margin	69.9%	76.1%	*	(6.2%)	69.4%	75.4%	*	(6.0%)

*	Not applicable

Gross Profit. Gross profit decreased 2.1% to $10.2 million for the three months ended September 30, 2011, while gross margin decreased 6.2% to 69.9% in the same period. Gross profit decreased 2.1% to $30.7 million for the nine months ended September 30, 2011, while gross margin decreased 6.0% to 69.4% in the same period. In both periods, the gross margin decrease was largely the result of start-up manufacturing costs in Burlington, Massachusetts and wind-down costs in Brindisi, Italy associated with the transfer of the polyester graft manufacturing from Italy to the United States, other increased manufacturing costs, and unfavorable product and geographic sales mix. The gross margin decrease was partially offset by higher average selling prices across nearly all product lines.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2011	2010	$ change	change	2011	2010	$ change	change
	($ in thousands)
Sales and marketing	$4,757	$4,698	$59	1%	$14,646	$14,339	$307	2%
General and administrative	2,802	2,533	269	11%	8,517	7,642	875	11%
Research and development	974	1,135	(161)	(14%)	3,286	4,013	(727)	(18%)
Restructuring charges	394	—	394	*	2,049	—	2,049	*
Gain on termination of distribution agreement	(735)	—	(735)	*	(735)	—	(735)	*
Impairment charge	—	—	—	*	83	68	15	*

Total	$8,192	$8,366	$(174)	(2%)	$27,846	$26,062	$1,784	7%

	Three months ended September 30,			Nine months ended September 30,
	2011 as a %	2010 as a %		2011 as a %	2010 as a %
	of Net Sales	of Net Sales	Change	of Net Sales	of Net Sales	Change
Sales and marketing	33%	34%	(1%)	33%	34%	(1%)
General and administrative	19%	19%	0%	19%	18%	1%
Research and development	7%	8%	(1%)	7%	10%	(3%)
Restructuring charges	3%	0%	3%	5%	0%	5%
Gain on termination of distribution agreement	(5%)	0%	(5%)	(2%)	0%	(2%)
Impairment charge	0%	0%	0%	0%	0%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2011, sales and marketing expenses increased 1% to $4.8 million. Selling expenses increased $0.1 million while marketing expenses remained flat. Selling expense increases were largely driven by $0.1 million of transition services costs related to the termination of our Spanish distributor and changes in the foreign currency exchange rates. These increases were partially offset by a reduction in compensation expenses of $0.1 million. For the three months ended June 30, 2011, changes in foreign currency exchange rates increased sales and marketing expenses by $0.2 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses were 33% in the three months ended September 30, 2011.

For the nine months ended September 30, 2011, sales and marketing expenses increased 2% to $14.6 million. Selling expenses increased $0.4 million while marketing expenses decreased $0.1 million. Selling expense increases were largely driven by $0.2 million of transition services costs related to our acquisition of the LifeSpan Vascular Graft and the buyout of our Spanish distributor and a $0.1 million of recruiting fees. These increases were partially offset by a reduction in compensation expenses of $0.1 million and travel related expenses of $0.1 million. The decrease in marketing expenses was due to general cost reductions. For the nine months ended September 30, 2011, changes in foreign currency exchange rates increased sales and marketing expenses by $0.5 million compared to the same period in the prior year. As a percentage of net sales, sales and marketing expenses were 33% in the nine months ended September 30, 2011.

General and administrative. For the three months ended September 30, 2011, general and administrative expenses increased 11% to $2.8 million. The increase was largely the result of higher administrative costs associated with our French and Spanish subsidiaries of $0.1 million, higher amortization costs of $0.1 million related to the LifeSpan Vascular Graft acquisition and our Spanish distributor buy-out, and increased recruiting fees of $0.1 million. For the three months ended September 30, 2011, changes in foreign currency exchange rates increased general and administrative expenses by $0.1 million compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 19% in the three months ended September 30, 2011.

For the nine months ended September 30, 2011, general and administrative expenses increased 11% to $8.5 million. The increase was largely the result of higher administrative costs associated with our French and Spanish subsidiaries of $0.4 million, higher amortization costs of $0.2 million related to the LifeSpan Vascular Graft acquisition and our Spanish distributor buy-out, and increased recruiting fees of $0.1 million. For the nine months ended September 30, 2011, changes in foreign currency exchange rates increased general and administrative expenses by $0.2 million compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 19% in the nine months ended September 30, 2011.

Research and development. For the three months ended September 30, 2011, research and development costs decreased 14% to $1.0 million. Product development costs decreased $0.1 million primarily due reduced testing and reduced compensation costs. Clinical and regulatory expenses decreased $0.2 million, primarily due to a reduction in outside services costs following the suspension of enrollment in our UNITE and ENTRUST trials in October 2010. Process engineering expenses increased by $0.1 million primarily due to increased compensation costs as we increased staffing levels. As a percentage of net sales, research and development expenses were 7% for the three months ended September 30, 2011.

For the nine months ended September 30, 2011, research and development costs decreased 18% to $3.3 million. Product development costs decreased $0.3 million primarily due to reduced testing associated with obtaining FDA approvals for new products and lower compensation costs. In the nine months ended September 30, 2010, we incurred approximately $0.3 million of these expenses primarily related to the AnastoClip GC Vessel Closure System. Clinical and regulatory expenses decreased $0.5 million, primarily due to a reduction in outside services costs following the suspension of enrollment in our UNITE and ENTRUST trials in October 2010. On June 30, 2011, Duke Vascular, Inc. assumed all future obligations with respect to the UNITE and ENTRUST trials as part of our TAArget and UniFit divestiture. As a result, we expect that our clinical and regulatory expenses will remain generally consistent with the expenses we recognized in the three months ended September 30, 2011. Process engineering expenses increased by $0.1 million primarily due to increased compensation costs as we increased staffing levels. As a percentage of net sales, research and development expense were 7% for the nine months ended September 30, 2011.

Restructuring. In May 2011, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We are transitioning the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. We incurred approximately $0.1 million related to the closure of the Laguna Hills facility and the related relocation of the manufacturing equipment during the three months ended September 30, 2011. We incurred approximately $33,000 of severance charges during the nine months ended September 30, 2011.

During the three months ended September 30, 2011, we adopted a reorganization plan of our European administrative and stent graft sales personnel as a result of our exit from our stent graft business. We terminated 6 employees and recorded severance charges of $0.3 million during the three months ended September 30, 2011.

On June 30, 2011, we terminated our relationship with our Spanish and Danish distributors resulting in contract termination charges of $0.5 million and $0.1 million, respectively, which we recorded as restructuring charges during the three months ended June 30, 2011. We recorded no charges related to the termination of these relationships in during the three months ended September 30, 2011.

In 2010, we commenced the closure of our Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. For the nine months ended September 30, 2011, restructuring charges were $1.0 million which consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility in March 2011.

Gain on termination of distribution agreement. We recognized a gain of $0.7 million upon the termination of the Endologix distribution agreement during the three months ended September 30, 2011.

Impairment charge. Impairment charges were $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Foreign exchange gains / losses. Foreign exchange gains for the nine months ended September 30, 2011 were $0.1 million compared to foreign exchange losses of $15,000 for the same period in the prior year. Foreign exchange gains were due to the comparative weakening of the U.S. dollar versus the euro during the financial period.

Income tax expense. We recorded a provision for taxes of $0.7 million on pre-tax income of $1.9 million for the three months ended September 30, 2011, compared to $0.5 million on a pre-tax income of $2.1 million for the three months ended September 30, 2010. We recorded a provision for taxes of $1.2 million on pre-tax income of $3.0 million for the nine months ended September 30, 2011, compared to $1.3 million on a pre-tax income of $5.3 million for the nine months ended September 30, 2010. Our current period provision is based on the estimated annual effective tax rate for 2011 of 37.3%, which includes estimated federal and state income taxes of approximately $1.1 million, as well as foreign income taxes of $0.1 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to the generation of United States research and development tax credits, from lower statutory rates at our foreign German entity, and two discrete items for $0.1 million relating to foreign deferred adjustments and FIN 48 interest. Our September 30, 2010 income tax provision was based on the estimated annual effective tax rate for 2010 of 24.0%, which includes estimated federal and state income taxes of approximately $1.2 million, as well as foreign income taxes of $0.1 million. Our 2010 income tax expense varied from the statutory rate amounts mainly due to the utilization of United States tax credit carry-forwards and net operating losses. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets at September 30, 2011 and concluded that we continue to carry a valuation allowance against $4.3 million of state and foreign deferred tax assets, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. We emerged from a cumulative loss position in the fourth quarter of 2010 in the United States and released the valuation allowance related to the United States deferred tax assets as a result of emerging from the cumulative loss position.

We expect that our effective tax rate will remain fairly constant throughout the remainder of 2011.

Liquidity and Capital Resources

At September 30, 2011, our cash, cash equivalents and marketable securities were $23.1 million as compared to $22.6 million at December 31, 2010. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of September 30, 2011. In the event of a temporary decline in market value, we have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $3.0 million for the nine months ended September 30, 2011. For the year ended December 31, 2010, we recognized operating income of $4.0 million. It is our intention to generate an operating profit on an ongoing basis. However, our operating profit may be negatively impacted by acquisitions, distributor terminations, and operational restructurings. There can be no assurance that we will do so in the future due to our continued investment in growing our business as well as the cost of operating as a public company. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Credit Facility

As part of the 2007 purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was imputed on the loan and the amortization was recorded as interest expense. In March 2011, the Italian government informed us that the loan and grants had become due in full as a result of the Biomateriali S.r.l plant closure. We expect to repay the Italian government approximately $0.3 million related to the previous grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties, all of which has been recorded as restructuring expense for the year ended December 31, 2010. The outstanding amount of the accelerated loan and grant repayment was approximately $0.4 million as of September 30, 2011 and December 31, 2010 and has been recorded in our consolidated balance sheet as accrued expenses. The timing of the repayment of the loan and grant will be determined by the Italian government.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, and in July 2010, our Board of Directors further increased this amount to $5.0 million. In November 2011, our Board of Directors further increased this amount to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We repurchased 174,023 shares for $1.2 million in the nine months ended September 30, 2011. We have the authority to purchase $5.8 million of common stock remaining under the repurchase program as of November 8, 2011.

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock of $0.02 per share. The dividend activity for the nine months ended September 30, 2011 is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
March 22, 2011	April 5, 2011	$0.02	$309
May 20, 2011	June 6, 2011	$0.02	$310
August 19, 2011	September 6, 2011	$0.02	$310

On October 25, 2011, our Board of Directors approved a quarterly cash dividend on our common stock of $0.02 per share payable on December 6, 2011, to stockholders of record at the close of business on November 23, 2011, which will total approximately $0.3 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2011	2010	Net Change
Cash and cash equivalents	$23,807	$27,453	$(3,646)

Cash flows provided by (used in):
Operating activities	$3,473	$6,083	$(2,610)
Investing activities	(681)	(544)	(137)
Financing activities	(2,324)	(1,233)	(1,091)

Net cash provided by operating activities. Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2011, and consisted of $1.8 million net income, adjusted for non-cash items of $3.1 million (including depreciation and amortization of $1.5 million, provision for inventory write-offs of $0.8 million, stock-based compensation of $0.8 million, the noncash restructuring charges associated with our exit of our Brindisi, Italy factory of $0.7 million, and impairment charges of $0.1 million) and was offset by changes in working capital of $1.4 million. The net cash used by changes in working capital was principally the result of a decrease in accounts payable and other liabilities and an increase in accounts receivable.

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

Net cash used in investing activities. Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2011. This was due to the purchase of property and equipment of $1.4 million, primarily related to transfer of product line manufacturing from Brindisi, Italy and Laguna Hills, California to Burlington, Massachusetts and $0.6 million of acquisition related payments, primarily related to the LifeSpan Vascular Graft acquisition and the Spanish and Danish distributor buyouts and was partially offset by $1.3 million distribution termination payment from Endologix.

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2010. This was primarily due to the purchase of property and equipment of $1.2 million, partially offset by the sales and maturities of marketable securities of $0.6 million.

Net cash used in financing activities. Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2011 which was primarily driven by the purchase of $1.2 million of our outstanding shares under our stock repurchase plan and the payment of a common stock dividend of $0.9 million.

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

Contractual obligations. Our principal contractual obligations consist of operating leases, inventory purchase commitments, payments to terminate distributors, acquisition related liabilities, and income tax obligations for unrecognized tax benefits. The following table summarizes our commitments to settle contractual obligations as of September 30, 2011:

		Less
		than	1-3	3-5
Contractual obligations	Total	1 year	years	years
	(in thousands)

Operating leases	$4,552	$1,103	$1,693	$1,756
Purchase commitments for inventory	5,669	2,287	2,179	1,203
Acquisition related liabilities	552	552	—	—
Unrecognized tax benefits	277	277	—	—

Total contractual obligations	$11,050	$4,219	$3,872	$2,959

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There has been no material changes in our critical accounting policies during the nine months ended September 30, 2011. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The new guidance requires us to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective on January 1, 2012. We do not expect that the adoption of this standard will have a material impact on our results of operations or financial position.

In June 2011, new guidance was issued pertaining to the presentation of comprehensive income. The new rule eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to provide a more consistent method of presenting non-owner transactions that affect the company’s equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new guidance is effective for fiscal years that begin after December 15, 2011. We do not expect that the adoption of this standard will have a material impact on our results of operations or financial position.

In September 2011, the FASB issued new authoritative guidance pertaining to the testing of goodwill for impairment which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We will adopt the new authoritative guidance in the fourth quarter of 2011 in connection with our annual impairment test. We do not expect that the adoption of this standard will have a material impact on our results of operations or financial position.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2011, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2011, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

We are in the process of relocating the manufacturing operations related to our AlboGraft Vascular Graft from Brindisi, Italy, and the manufacturing operations related to our LifeSpan Vascular Graft from Laguna Hills, California – in each case to our Burlington, Massachusetts headquarters.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2011 through July 31, 2011	33,715	$7.06	12,730	$1,656,243
August 1, 2011 through August 31, 2011	47,589	$6.61	47,589	$1,341,770
September 1, 2011 through September 30, 2011	56,348	$6.82	42,299	$1,052,941

Total	137,652	$6.81	102,618	$1,052,941

(1)	For the three months ended September 30, 2011, we repurchased 35,034 shares of our common stock in conjunction with the tender of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 5.	Other Information

On November 7, 2011, our Board of Directors increased the authority under our common stock repurchase program from $5 million to up to $10 million. Our Board of Directors also extended the repurchase program for two years until December 31, 2013, unless earlier suspended or discontinued or unless further extended by our Board of Directors. Purchases may be made from time to time in the open market or in privately negotiated transactions. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program is being funded using our available cash and cash equivalents and may be suspended or discontinued at any time.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

99.1	Press Release dated November 9, 2011.				X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

—	* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2011.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

99.1	Press Release dated November 9, 2011.				X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.