Form 10-Q
period 2012-03-31
LEMAITRE VASCULAR INC
filed 2012-05-03
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 15,210,452 shares of common stock, $.01 par value per share, outstanding as of April 30, 2012.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,622	$20,132
Accounts receivable, net of allowances of $211 at March 31, 2012 and $211 at December 31, 2011	8,690	8,541
Inventory	8,297	8,003
Prepaid expenses and other current assets	3,009	3,011

Total current assets	39,618	39,687
Property and equipment, net	4,631	4,661
Goodwill	11,917	11,917
Other intangibles, net	2,800	2,985
Deferred tax assets	7	6
Other assets	416	431

Total assets	$59,389	$59,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$825	$981
Accrued expenses	5,442	5,539
Acquisition-related obligations	19	19

Total current liabilities	6,286	6,539
Deferred tax liabilities	989	989
Other long-term liabilities	68	71

Total liabilities	7,343	7,599
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 16,305,010 shares at March 31, 2012, and 16,303,155 shares at December 31, 2011	163	163
Additional paid-in capital	64,500	64,619
Accumulated deficit	(6,054)	(6,440)
Accumulated other comprehensive loss	(313)	(606)
Treasury stock, at cost; 1,081,839 shares at March 31, 2012, and 975,700 shares at December 31, 2011	(6,250)	(5,648)

Total stockholders’ equity	52,046	52,088

Total liabilities and stockholders’ equity	$59,389	$59,687

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands, except per share data)

Net sales	$13,928	$14,598
Cost of sales	4,058	4,447

Gross profit	9,870	10,151

Sales and marketing	5,213	4,973
General and administrative	2,668	2,848
Research and development	1,135	1,272
Restructuring charges	—	1,005
Impairment charges	—	83

Total operating expenses	9,016	10,181

Income (loss) from operations	854	(30)

Other income (expense):
Interest income	7	1
Foreign currency gain (loss)	(198)	139
Other income, net	—	8

Income before income taxes	663	118
Provision for income taxes	277	54

Net income	$386	$64

Net income per share of common stock:
Basic	$0.03	$—

Diluted	$0.02	$—

Weighted-average shares outstanding:
Basic	15,294	15,465

Diluted	15,726	16,038

Cash dividends declared per common share	$0.025	$0.020

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31
	2012	2011
	(in thousands)
Net income	$386	$64
Other comprehensive income:
Foreign currency translation adjustment, net	293	297

Total other comprehensive income	293	297

Comprehensive income	$679	$361

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2012	2011
	(in thousands)
Operating activities
Net income	$386	$64
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	548	461
Stock-based compensation	263	263
Impairment charges	—	83
Provision for losses in accounts receivable	11	103
Provision for inventory write-downs	461	246
Provision for deferred income taxes	4	—
Noncash restructuring charges	—	709
Foreign currency transaction (gain) loss	220	(200)
Changes in operating assets and liabilities:
Accounts receivable	(87)	(768)
Inventory	(737)	(791)
Prepaid expenses and other assets	26	(112)
Accounts payable and other liabilities	(709)	(2,472)

Net cash provided by (used in) operating activities	386	(2,414)
Investing activities
Purchases of property and equipment	(271)	(515)
Payments related to acquisitions	—	(271)
Receipts related to divestitures	4	6
Purchase of technology and licenses	(45)	(19)

Net cash used in investing activities	(312)	(799)
Financing activities
Proceeds from issuance of common stock	—	16
Purchase of treasury stock	(602)	(376)

Net cash used in financing activities	(602)	(360)
Effect of exchange rate changes on cash and cash equivalents	18	62

Net decrease in cash and cash equivalents	(510)	(3,511)
Cash and cash equivalents at beginning of period	20,132	22,614

Cash and cash equivalents at end of period	$19,622	$19,103

Supplemental disclosures of cash flow information (see Note 14)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, Biomateriali S.r.l., LeMaitre Vascular S.r.l., and LeMaitre Vascular Spain SL. Biomateriali S.r.l. was dissolved in March 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between GAAP and International Financial Reporting Standards (IFRS). The new guidance requires us to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance became effective on January 1, 2012. The adoption of this standard did not have a material impact on our results of operations or financial position.

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

We recognize, measure, present and disclose in our financial statements uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States, and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. This policy has been consistently applied in all periods.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2012, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $329,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending March 31, 2013. There was no change in the liability during the three months ended March 31, 2012. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The U.S federal statute of limitations will be open with respect to these tax positions until 2015.

As of March 31, 2012, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States—Federal	2008 and forward
Germany	2007 and forward
Italy	2006 and forward
Japan	2005 and forward

3.	Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$1,729	$2,034
Work-in-process	1,617	1,308
Finished products	4,951	4,661

Total inventory	$8,297	$8,003

4.	Acquisition and Divestitures

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

OptiLock Implantable Port

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty of 30% of Minvasive’s OptiLock Implantable Port sales until the total consideration is paid in full. In 2014, any outstanding balance will become due in full. As a result of the transaction, we recorded the estimated present value of amounts due as a $0.1 million receivable in other long term assets. All royalty payments received from Minvasive will be applied to the receivable, and any payments received in excess of the outstanding receivable balance will be recognized as a gain on disposition in the periods in which they are received. We have received approximately $63,000 as of March 31, 2012.

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

The fair market valuations associated with the Cardiva, Marcom, OptiLock and Duke transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates.

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.9 million during the three months ended March 31, 2012.

The components of our identifiable intangible assets were as follows:

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,571	$1,009	$1,562	$2,546	$909	$1,637
Trademarks and technology licenses	1,154	746	408	1,154	723	431
Customer relationships	1,574	794	780	1,528	712	816
Other intangible assets	334	284	50	332	231	101

Total identifiable intangible assets	$5,633	$2,833	$2,800	$5,560	$2,575	$2,985

These intangible assets are being amortized over their useful lives ranging from 1 to 15 years. The weighted-average amortization period for these intangibles as of March 31, 2012, is 5.0 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)

Amortization expense	$241	$233

Estimated amortization expense for the remainder of 2012 and each of the five succeeding fiscal years is as follows:

	Year ending December 31,
	2012	2013	2014	2015	2016	2017
	(in thousands)

Amortization expense	$630	$734	$567	$364	$267	$61

As a result of the AlboGraft Vascular Graft Prohibition Notices discussed in Note 9, we assessed the $0.6 million of AlboGraft intangible assets and concluded that they were not impaired as of March 31, 2012. During the three months ended March 31, 2011, we determined that certain patents within our portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents.

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

7.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Compensation and related taxes	$2,713	$3,250
Income and other taxes	821	530
Dividend payable	381	—
Restructuring	—	101
Professional fees	316	360
Other	1,211	1,298

Total	$5,442	$5,539

8.	Restructuring Charges

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in our manufacturing operations. For the three months ended March 31, 2011, we incurred $1.0 million of restructuring charges related to the closure of our Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. The restructuring charges consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility. In March 2012, we completed the Biomateriali liquidation and dissolution process which resulted in a $0.2 million charge related to a cumulative translation adjustment recorded within our Biomateriali subsidiary’s balance sheet upon which we recorded within foreign currency loss.

The components of our restructuring charges are as follows:

Three months ended March 31, 2011
(in thousands)
Transfer of manufacturing equipment	$280
Non-cash asset write-off	709
Other	16

Total	$1,005

We did not incur restructuring charges during the three months ended March 31, 2012.

Activity related to accrued restructuring costs is as follows:

Three months ended March 31, 2012
(in thousands)
Balance at beginning of period	$101
Plus:
Current period restructuring costs	—
Less:
Payment of employee severance costs	101

Balance at end of period	$—

9.	Commitments and Contingencies

Purchase Commitments

As of March 31, 2012, as part of our normal course of business, we have purchase commitments to purchase $5.8 million of inventory through 2017.

Acquisition Payments

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of The UnBalloon Non-Occlusive Modeling Catheter in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for the four quarters. The European earn-out period was measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $27,000 related to earn-out payments made on European sales. The United States earn-out period will be measured from January 1, 2012 through December 31, 2012. There was no earn-out payment required for the three months ended March 31, 2012. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the periods that the contingency is resolved. In addition, there is a contingent payment of $0.1 million related to one patent application which is payable upon the issuance of the patent. We consider the payment associated with the patent application approval to be contingent consideration that will be recorded as additional intangible assets in the period that the contingency is resolved.

AlboGraft Recall and Sales Prohibition

In October 2011, we received complaints of two AlboGraft device failures which resulted in a voluntary recall of one production lot of our AlboGraft Vascular Graft. Subsequently, in February 2012, we received complaints of two additional AlboGraft device failures, which resulted in a voluntary recall of one additional production lot. We believe that we have isolated the root cause of these device failures and have implemented corrective actions beginning with lots produced from November 2011. However, there can be no assurance that these failures will not reoccur or that other problems will not develop in the future. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs which we recorded to cost of sales during the year ended December 31, 2011.

Subsequent to the February 2012 recall, we received four additional complaints regarding our AlboGraft Vascular Graft. Although the root cause of these complaints is still under investigation, we believe these complaints are unrelated to the product failures which resulted in the recalls and that they are isolated manufacturing defects, although there can be no assurance that this will prove to be the case and that these or other problems will not reoccur or develop in the future.

In March 2012, the relevant regulatory agency in the United Kingdom issued a Medical Device Alert advising doctors to use caution when implanting our AlboGraft Vascular Grafts. In April 2012, the relevant regulatory agencies in the United Kingdom and France issued Prohibition Notices which prohibited our ability to sell AlboGraft Vascular Grafts in these countries. The United Kingdom and France cumulatively represent approximately 40% of our AlboGraft Vascular Graft sales volume. Sales of AlboGraft polyester grafts in France and the United Kingdom were $1.0 million for the year ended December 31, 2011. As a result of the Prohibition Notices, we recognized $0.1 million of inventory write-offs, which we recorded to cost of sales during the three months ended March 31, 2012. Although the Prohibition Notices have not resulted in an additional product recall, they do prohibit us from further sales of the AlboGraft Vascular Grafts in the United Kingdom and France until we have satisfied the concerns of the regulatory agencies in these countries. Although we are appealing the sales prohibitions in the United Kingdom and France and are seeking to satisfy the concerns of the relevant regulatory agencies, there can be no assurance that we will be successful, nor can there be any assurance that additional countries will not also issue their own prohibition against sales of our AlboGraft device. The Prohibition Notices will adversely affect sales in the affected countries until, and if, these prohibition notices are rescinded and may concurrently and subsequently adversely affect our reputation and sales of our AlboGraft Vascular Grafts in those countries and in other jurisdictions as well as our financial condition and results of operations. As of March 31, 2012, we have approximately $1.7 million of inventory and $0.6 million of intangible assets related to the AlboGraft Vascular Graft.

10.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe excluding direct sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); and Spain (LeMaitre Vascular Spain SL) beginning July 1, 2011, and to distributors worldwide, excluding distributor sales in North, South and Central America (LeMaitre Vascular, Inc.), France (LeMaitre Vascular SAS), Portugal (LeMaitre Vascular Spain SL), and Korea and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by legal entity were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
LeMaitre Vascular, Inc.	$9,474	$9,002
LeMaitre Vascular GmbH	2,732	3,735
Other entities	1,722	1,861

Total	$13,928	$14,598

Upon our divestiture of the stent graft product lines, we reorganized our product categories from “Vascular”, “Endovascular”, and “General Surgery” to “Open Vascular” and “Endovascular and Other” as we re-focused our portfolio and sales channel on open vascular products. Net sales in these product categories were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Open Vascular	$11,405	$10,760
Endovascuar and Other	2,523	3,838

Total	$13,928	$14,598

11.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Stock option awards to employees	$140	$133
Restricted common stock awards	123	130

Total share-based compensation	$263	$263

We did not issue option grants in the three months ended March 31, 2012 and 2011.

We did not issue restricted stock units in the three months ended March 31, 2012 and 2011.

12.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended March 31,
	2012	2011
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$386	$64

Weighted average shares outstanding	15,294	15,465

Basic net income per share	$0.03	$0.00

Diluted:
Net income available for common stockholders	$386	$64

Weighted-average shares outstanding	15,294	15,465
Common stock equivalents	432	573

Shares used in computing diluted net income per common share	15,726	16,038

Diluted net income per share	$0.02	$0.00

Shares excluded in computing diluted net income as those shares would be anti-dilutive	571	68

13.	Stockholders’ Equity

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this amount to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $4.7 million of common stock remaining under the repurchase program as of March 31, 2012. The following is a summary of the stock repurchase activity for the three months ended:

	March 31, 2012		March 31, 2011
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	($ in thousands)

Share repurchases	105,462	$598	54,424	$371

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.020	$309

The dividend payment made on April 3, 2012 was included in accrued liabilities as of March 31, 2012.

On April 25, 2012, our Board of Directors approved a quarterly cash dividend on our common stock of $0.025 per share payable on June 4, 2012, to stockholders of record at the close of business on May 18, 2012, which will total approximately $0.4 million.

14.	Supplemental Cash Flow Information

	Three months ended March 31,
	2012	2011
	(in thousands)
Cash paid for income taxes, net	$49	$59

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$4	$5

15.	Fair Value Measurements

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

As of March 31, 2012, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $15.4 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: our AlboGraft product complaints and recalls and our remediation efforts; our AlboGraft U.K. and French Prohibition Notices and our expectations regarding appeals of such notices; the liquidity of our investment portfolio; our continued profitability; and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 27, 2012.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, LifeSpan, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and UnBalloon is an unregistered trademark of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

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

Below is a listing of our principal product lines and product categories:

•

Our Open Vascular product category includes our balloon catheters, carotid shunts, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems. We also report the results of our distribution of the Xenosure Biologic Patch in this category.

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

We sell our products primarily through a direct sales force. As of March 31, 2012 our sales force was comprised of 79 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, Madrid, Spain, and Milan, Italy. In 2012, approximately 95% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition, for example the market for valvulotome devices. In these markets, we believe that we have been able to increase selling prices without compromising market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as prosthetic polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization. In December 2010, we entered into a definitive agreement with Cardiva, S.L. to terminate its distribution of our products in Spain effective as of June 30, 2011. The agreement required us to pay approximately $1.2 million in exchange for this early termination, the purchase of their customer list for our products, certain customer contracts, their provision of sales and marketing services, and $0.3 million of inventory. We anticipate that the expansion of our direct sales organization to Spain may result in increased sales and marketing expenses during 2012.

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

In October 2011, we received complaints of two AlboGraft device failures which resulted in a voluntary recall of one production lot of our AlboGraft Vascular Graft. Subsequently, in February 2012, we received complaints of two additional AlboGraft device failures, which resulted in a voluntary recall of one additional production lot. We believe that we have isolated the root cause of these device failures and have implemented corrective actions beginning with lots produced from November 2011. However, there can be no assurance that these failures will not reoccur or that other problems will not develop in the future. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs which we recorded to cost of sales during the year ended December 31, 2011.

Subsequent to the February 2012 recall, we received four additional complaints regarding our AlboGraft Vascular Graft. Although the root cause of these complaints is still under investigation, we believe these complaints are unrelated to the product failures which resulted in the recalls and that they are isolated manufacturing defects, although there can be no assurance that this will prove to be the case and that these or other problems will not reoccur or develop in the future.

In March 2012, the relevant regulatory agency in the United Kingdom issued a Medical Device Alert advising doctors to use caution when implanting our AlboGraft Vascular Grafts. In April 2012, the relevant regulatory agencies in the United Kingdom and France issued Prohibition Notices which prohibited our ability to sell AlboGraft Vascular Grafts in these countries. The United Kingdom and France cumulatively represent approximately 40% of our AlboGraft Vascular Graft sales volume. Sales of AlboGraft polyester grafts in France and the United Kingdom were $1.0 million for the year ended December 31, 2011. As a result of the Prohibition Notices, we recognized $0.1 million of inventory write-offs, which we recorded to cost of sales during the three months ended March 31, 2012. Although the Prohibition Notices have not resulted in an additional product recall, they do prohibit us from further sales of the AlboGraft Vascular Grafts in the United Kingdom and France until we have satisfied the concerns of the regulatory agencies in these countries. Although we are appealing the sales prohibitions in the United Kingdom and France and are seeking to satisfy the concerns of the relevant regulatory agencies, there can be no assurance that we will be successful, nor can there be any assurance that additional countries will not also issue their own prohibition against sales of our AlboGraft device. The Prohibition Notices will adversely affect sales in the affected countries until, and if, these prohibition notices are rescinded and may concurrently and subsequently adversely affect our reputation and sales of our AlboGraft Vascular Grafts in those countries and in other jurisdictions as well as our financial condition and results of operations. As of March 31, 2012, we have approximately $1.7 million of inventory and $0.6 million of intangible assets related to the AlboGraft Vascular Graft.

In February 2012, the U.S. Food and Drug Administration conducted a routine audit of the Company’s Burlington facilities, including its AlboGraft manufacturing. In April 2012, the Company received written notice from the FDA indicating zero inspectional observations.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2012, approximately 32% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during 2012 and the two most recently completed fiscal years:

(amounts in thousands)
(unaudited)
	2012	2011				2010
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total net sales	13,928	13,411	14,564	15,112	14,598	14,431	13,656	14,158	13,815
Impact of currency exchange rate fluctuations (1)	(146)	15	431	669	10	(420)	(418)	(336)	314
Net impact of acquisitions and distributed sales, excluding currency exchange rate fluctuations (2)	—	260	319	335	328	156	—	—	95
Net impact of discontinued products, excluding excluding currency rate fluctuations (3)	(1,584)	(1,904)	(370)	(76)	(45)	(100)	(105)	(65)	—

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of new sales of acquired products or businesses and newly distributed sales of other manufacturers’ during the current year period, measured for 12 months following the date of the event or transaction.
(3)	Represents the impact of sales related to discontinued and divested products, and discontinued distributed sales of other manufacturers’ products, during the comparable prior period, measured for 12 months following the date of the event or transaction.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

The following tables set forth, for the periods indicated, our results of operations, net sales by product category, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)	2012	2011	Percent change
	($ in thousands)
Net sales	$13,928	$14,598	(5%)

Net sales by product category:
Open Vascular	$11,405	$10,760	6%
Endovascular and other	2,523	3,838	(34%)

Total	$13,928	$14,598	(5%)

Net sales by geography:
Americas	$9,474	$9,002	5%
International	4,454	5,596	(20%)

Total	$13,928	$14,598	(5%)

Net sales. Net sales decreased 5% to $13.9 million for the three months ended March 31, 2012, compared to $14.6 million for the three months ended March 31, 2011. Sales decreases for the three months ended March 31, 2012 were primarily driven by the 2011 divestiture of our stent graft product lines which accounted for $1.6 million of sales during the three months ended March 31, 2011 and a $0.1 million decrease in polyester graft sales. These decreases were partially offset by higher average selling prices across nearly all product lines, increased sales in biologic patches of $0.4 million, and increased sales of catheters of $0.3 million which was partially driven by selected pricing discounts in new geographies.

Direct-to-hospital net sales were 95% for the three months ended March 31, 2012, up from 94% for the three months ended March 31, 2011.

Net sales by geography. Net sales in the Americas increased $0.5 million for the three months ended March 31, 2012. The increase was largely the result of higher average selling prices across nearly all product lines, increases in the sales of biologic patches, and sales of our recently launched non-occlusive modeling catheter of $0.1 million. International net sales decreased $1.1 million for the three months ended March 31, 2012. The decrease was primarily driven by the divestiture of our stent graft product lines, which was partially offset by increased catheter sales to international distributors and sales of biologic patches available for sale in Europe as of July 2011.

In April 2012, the regulatory agencies in the United Kingdom and France issued Prohibition Notices which prohibit us from selling our AlboGraft polyester grafts in those countries until further notice. See “Overview” above for a further discussion regarding these notices and our actions related thereto. Sales of AlboGraft polyester grafts in France and the United Kingdom were $0.2 million for the three months ended March 31, 2012 and were $0.3 million for the three months ended March 31, 2011. Sales of AlboGraft polyester grafts in France and the United Kingdom were $1.0 million for the year ended December 31, 2011.

International direct-to-hospital net sales were 87% of total international net sales for the three months ended March 31, 2012, down from 88% for the three months ended, March 31, 2011.

	Three months ended March 31,
(unaudited)	2012	2011	$ Change	Percent change
	($ in thousands)
Gross profit	$9,870	$10,151	$(281)	(2.8%)

Gross margin	70.9%	69.5%	*	1.4%

*	Not applicable

Gross Profit. Gross profit decreased 2.8% to $9.9 million for the three months ended March 31, 2012, while gross margin increased 1.4% to 70.9% in the same period. The gross margin increase was largely the result of a reduction in costs related to the closure of our factory in Brindisi, Italy in March 2011, increased selling prices across most of our product lines, and favorable product and geographic mix. The gross margin increase was partially offset by additional inventory write-offs associated with our AlboGraft product line of $0.2 million. The gross profit decrease was largely the result of the divestiture of our stent graft product lines which generated $1.6 million of revenue during the three months ended March 31, 2011 and was partially offset by the increase in the gross margin.

	Three months ended March 31,
(unaudited)	2012	2011	$ change	Percent change
	($ in thousands)
Sales and marketing	$5,213	$4,973	$240	5%
General and administrative	2,668	2,848	(180)	(6%)
Research and development	1,135	1,272	(137)	(11%)
Restructuring charges	—	1,005	(1,005)	*
Impairment charge	—	83	(83)	*

Total	$9,016	$10,181	$(1,165)	(11%)

	Three months ended March 31,
	2012 of Net Sales	2011 of Net Sales	Change

Sales and marketing	37%	34%	3%
General and administrative	19%	20%	(1%)
Research and development	8%	9%	(1%)
Restructuring charges	0%	7%	(7%)
Impairment charge	0%	1%	(1%)

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2012, sales and marketing expenses increased 5% to $5.2 million. Selling expenses increased $0.2 million while marketing expenses remained flat. Selling expense increases were largely driven by $0.2 million of additional sales meetings and related travel costs, $0.1 million of additional sales sample costs, and $0.1 million of transition services costs related to the termination of our Spanish distributor. These increases were partially offset by changes in foreign currency exchange rates of $0.1 million and $0.1 million of transition services related to the LifeSpan acquisition incurred in the prior year period. As a percentage of net sales, sales and marketing expenses were 37% in the three months ended March 31, 2012.

General and administrative. For the three months ended March 31, 2012, general and administrative expenses decreased 6% to $2.7 million. The decrease was largely the result of the closure of our Biomateriali facility in March 2011 which incurred general and administrative costs of $0.1 million in the prior year period and a decrease in compensation costs of $0.1 million. For the three months ended March 31, 2012, changes in foreign currency exchange rates did not materially affect general and administrative expenses compared to the same period in the prior year. As a percentage of net sales, general and administrative expenses were 19% in the three months ended March 31, 2012.

Research and development. For the three months ended March 31, 2012, research and development costs decreased 11% to $1.1million. Product development costs increased $0.1 million primarily due to increased product engineer related compensation. Clinical and regulatory expenses decreased $0.2 million, primarily due to a reduction of as costs associated with our clinical trials following the suspension of enrollment in our UNITE and ENTRUST stent graft trials in October 2010. On June 30, 2011, Duke Vascular, Inc. assumed all future obligations of the UNITE and ENTRUST trials as part of our stent graft divestiture agreement. As a percentage of net sales, research and development expenses were 8% for the three months ended March 31, 2012.

Restructuring. We did not incur any restructuring charges in the three months ended March 31, 2012.

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in our manufacturing operations. For the three months ended March 31, 2011, we incurred $1.0 million of restructuring charges related to the closure of our

Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. The restructuring charges consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility. In March 2012, we completed the Biomateriali liquidation and dissolution process.

Impairment charge. We did not incur any impairment charges in the three months ended March 31, 2012. Impairment charges were $0.1 million for the three months ended March 31, 2011 as we determined that certain patents within our portfolio in the U.S. and Europe had no value based upon an analysis of expected economic benefits.

Foreign exchange gains / losses. Foreign exchange losses for the three months ended March 31, 2012 were $0.2 million and were primarily the result of a cumulative translation adjustment recorded within our Biomateriali subsidiary balance sheet upon the liquidation and dissolution of that legal entity. Foreign exchange gains for the three months ended March 31, 2011 were $0.1 million.

Income tax expense. We recorded a provision for taxes of $0.3 million on pre-tax income of $0.7 million for the three months ended March 31, 2012, compared to $54,000 on a pre-tax income of $118,000 for the three months ended March 31, 2011. Our current period provision is based on the estimated annual effective tax rate for 2012 of 41.0%, which includes estimated federal and state income taxes of approximately $0.3 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, primarily related to non-deductible foreign branch losses, from lower statutory rates at our foreign German entity, and a discrete item relating to interest on reserves for uncertain tax positions. Our March 31, 2011 provision was comprised of federal and state income taxes of approximately $25,000 and foreign income taxes of approximately $29,000. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets at March 31, 2012 and concluded that we continue to carry a valuation allowance against $4.4 million of state and foreign deferred tax assets, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate will remain fairly constant throughout the remainder of 2012.

Liquidity and Capital Resources

At March 31, 2012, our cash and cash equivalents were $19.6 million as compared to $20.1 million at December 31, 2011. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of March 31, 2012. In the event of a temporary decline in market value, we have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the asset allocation of our holdings in an attempt to mitigate our credit and interest rate exposures, and we intend to continue to closely monitor developments in the credit markets and make appropriate changes to our investment policy as necessary.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $0.7 million for the three months ended March 31, 2012. For the year ended December 31, 2011, we recognized operating income of $3.7 million. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, divestitures and distributor terminations, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this amount to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $4.7 million of common stock remaining under the repurchase program as of March 31, 2012. The following is a summary of the stock repurchase activity for the three months ended:

	March 31, 2012		March 31, 2011
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	( $ in thousands)

Share repurchases	105,462	$598	54,424	$371

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.020	$309

The dividend payment made on April 3, 2012 was included in accrued liabilities as of March 31, 2012.

On April 25, 2012, our Board of Directors approved a quarterly cash dividend on our common stock of $0.025 per share payable on June 4, 2012, to stockholders of record at the close of business on May 18, 2012, which will total approximately $0.4 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2012	2011	Net Change
Cash and cash equivalents	$19,622	$19,103	$519

Cash flows provided by (used in):
Operating activities	$386	$(2,414)	$2,800
Investing activities	(312)	(799)	487
Financing activities	(602)	(360)	(242)

Net cash provided by operating activities. Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2012, and consisted of $0.4 million net income, adjusted for non-cash items of $1.5 million (including depreciation and amortization of $0.5 million, provision for inventory write-offs of $0.5 million, stock-based compensation of $0.3 million, and the effects of foreign currency translations as a result of the dissolution of our Biomateriali subsidiary of $0.2 million) and was offset by changes in working capital of $1.5 million. The net cash used by changes in working capital was principally the result of an increase in inventory and a decrease in accounts payable and other liabilities.

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2011, and consisted of $0.1 million net income, adjusted for non-cash items of $1.9 million (including the noncash restructuring charges associated with our exit from our Brindisi, Italy factory of $0.7 million, depreciation and amortization of $0.5 million, stock-based compensation of $0.3 million, provision for inventory write-offs of $0.3 million, and impairment charges of $0.1 million) and was offset by changes in working capital of $4.1 million. The net cash used by changes in working capital was principally the result of an increase in accounts payable and other liabilities, primarily due to annual bonus payments, as well as an increase in inventories and accounts receivable.

Net cash used in investing activities. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2012. This was primarily driven by the purchase of property and equipment.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2011. This was due to the purchase of property and equipment of $0.5 million, primarily related to transfer of our manufacturing plant in Brindisi, Italy to Burlington, Massachusetts and $0.3 million of acquisition related payments, primarily related to the LifeSpan Vascular Graft acquisition.

Net cash used in financing activities. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2012, driven primarily by the purchase of $0.6 million of our outstanding shares under our stock repurchase plan.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2011 which was primarily driven by the purchase of $0.4 million of our outstanding shares under our stock repurchase plan.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of March 31, 2012:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$4,071	$1,019	$1,504	$1,201	$347
Purchase commitments for inventory	5,764	1,875	2,020	1,869	—

Total contractual obligations	$9,835	$2,894	$3,524	$3,070	$347

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There has been no material changes in our critical accounting policies during the three months ended March 31, 2012. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS). The new guidance requires us to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance became effective on January 1, 2012. The adoption of this standard did not have a material impact on our results of operations or financial position.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2012, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item	1A. Risk Factors

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 27, 2012, we describe risk factors related to LeMaitre Vascular. The following risk factor is a substantive change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully review this risk factor and the risks factors described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.

Even after our products have received marketing approval or clearance, product approvals and clearances can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. These authorities have been increasing their scrutiny of our industry. If those regulatory bodies feel that we have failed to comply with regulatory standards or if we encounter unforeseen problems following initial approval of our products, there can be no assurance that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements, even after products have received marketing approval or clearance. Further, due to the increased scrutiny of our industry by the various regulatory agencies and the interconnectedness of the various regulatory agencies, particularly within the European Union, there is also no assurance that withdrawal of any of our product approvals by any single regulatory agency will not precipitate one or more additional regulatory agencies from also withdrawing approval of any such product.

In October 2011, we received complaints of two AlboGraft device failures which resulted in a voluntary recall of one production lot of our AlboGraft Vascular Graft. Subsequently, in February 2012, we received complaints of two additional AlboGraft device failures, which resulted in a voluntary recall of one additional production lot. Subsequent to the February 2012 recall, we received four additional complaints regarding our AlboGraft Vascular Graft

In March 2012, the relevant regulatory agency in the United Kingdom issued a Medical Device Alert advising doctors to use caution when implanting our AlboGraft Vascular Grafts. In April 2012, the relevant regulatory agencies in the United Kingdom and France issued Prohibition Notices which prohibited our ability to sell AlboGraft Vascular Grafts in these countries.

Although we are appealing the sales prohibitions in the United Kingdom and France and are seeking to satisfy the concerns of the relevant regulatory agencies, there can be no assurance that we will be successful, nor can there be any assurance that additional countries will not also issue their own prohibition against sales of the AlboGraft device. The Prohibition Notices will adversely affect sales in the affected countries until or if these prohibition notices are rescinded, and may concurrently and subsequently adversely affect our reputation and that of our AlboGraft Vascular Graft and our financial condition or results of operations in those countries and in other jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
January 1, 2012 through January 31, 2012	34,029	$5.79	34,029	5,132,242
February 1, 2012 through February 29, 2012	33,042	$5.62	32,365	4,950,284
March 1, 2012 through March 31, 2012	39,068	$5.61	39,068	4,731,197

Total	106,139	$5.67	105,462	$4,731,197

(1)	For the three months ended March 31, 2012, we repurchased 677 shares of our common stock to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

• *	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2012.

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