Form 10-Q
period 2012-09-30
LEMAITRE VASCULAR INC
filed 2012-11-09
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 15,104,060 shares of common stock, $.01 par value per share, outstanding as of November 5, 2012.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$20,639	$20,132
Accounts receivable, net of allowances of $312 at September 30, 2012 and $211 at December 31, 2011	8,474	8,541
Inventories	10,130	8,003
Prepaid expenses and other current assets	2,948	3,011

Total current assets	42,191	39,687
Property and equipment, net	4,490	4,661
Goodwill	11,917	11,917
Other intangibles, net	2,415	2,985
Deferred tax assets	6	6
Other assets	173	431

Total assets	$61,192	$59,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$879	$981
Accrued expenses	7,316	5,539
Acquisition-related obligations	—	19

Total current liabilities	8,195	6,539
Deferred tax liabilities	989	989
Other long-term liabilities	102	71

Total liabilities	9,286	7,599
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,421,664 shares at September 30, 2012, and 16,303,155 shares at December 31, 2011	164	163
Additional paid-in capital	64,442	64,619
Accumulated deficit	(4,567)	(6,440)
Accumulated other comprehensive loss	(500)	(606)
Treasury stock, at cost; 1,317,872 shares at September 30, 2012, and 975,700 shares at December 31, 2011	(7,633)	(5,648)

Total stockholders’ equity	51,906	52,088

Total liabilities and stockholders’ equity	$61,192	$59,687

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net sales	$13,645	$14,564	$41,934	$44,274
Cost of sales	3,630	4,381	11,504	13,570

Gross profit	10,015	10,183	30,430	30,704

Sales and marketing	4,911	4,757	15,310	14,646
General and administrative	2,892	2,802	8,277	8,517
Research and development	1,261	974	3,531	3,286
Restructuring charges	—	394	—	2,049
(Gain) loss on divestitures	(50)	(735)	2	(735)
Impairment charges	—	—	—	83

Total operating expenses	9,014	8,192	27,120	27,846

Income from operations	1,001	1,991	3,310	2,858

Other income (expense):
Interest income	47	4	68	9
Interest expense	—	—	—	(2)
Foreign currency gain (loss)	7	(49)	(240)	95
Other income, net	—	—	—	8

Income before income taxes	1,055	1,946	3,138	2,968
Provision for income taxes	392	732	1,265	1,171

Net income	$663	$1,214	$1,873	$1,797

Net income per share of common stock:
Basic	$0.04	$0.08	$0.12	$0.12

Diluted	$0.04	$0.08	$0.12	$0.11

Weighted-average shares outstanding:
Basic	15,130	15,491	15,208	15,476

Diluted	15,605	16,030	15,654	16,045

Cash dividends declared per common share	$0.025	$0.020	$0.075	$0.060

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$663	$1,214	$1,873	$1,797
Other comprehensive income:
Foreign currency translation adjustment, net	118	(454)	106	(31)

Total other comprehensive income	118	(454)	106	(31)

Comprehensive income	$781	$760	$1,979	$1,766

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2012	2011
	(in thousands)
Operating activities
Net income	$1,873	$1,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,633	1,466
Stock-based compensation	936	847
Impairment charges	—	83
Provision for losses in accounts receivable	140	98
Provision for inventory write-downs	947	772
(Gain) loss on divestitures	2	(735)
Noncash restructuring charges	—	725
Foreign currency transaction (gain) loss	286	(178)
Changes in operating assets and liabilities:
Accounts receivable	(101)	(422)
Inventory	(3,078)	64
Prepaid expenses and other assets	63	(172)
Accounts payable and other liabilities	1,594	(872)

Net cash provided by operating activities	4,295	3,473
Investing activities
Purchases of property and equipment	(788)	(1,404)
Payments related to acquisitions	(19)	(641)
Receipts related to divestitures	250	1,411
Purchase of technology and licenses	(110)	(47)

Net cash used in investing activities	(667)	(681)
Financing activities
Proceeds from issuance of common stock	29	64
Purchase of treasury stock	(1,985)	(1,459)
Common stock cash dividend paid	(1,140)	(929)

Net cash used in financing activities	(3,096)	(2,324)
Effect of exchange rate changes on cash and cash equivalents	(25)	5

Net increase in cash and cash equivalents	507	473
Cash and cash equivalents at beginning of period	20,132	22,614

Cash and cash equivalents at end of period	$20,639	$23,087

Supplemental disclosures of cash flow information (see Note 14)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. In addition, we held rights to exclusively distribute in the United States, Canada, and most of Europe a biologic vascular patch manufactured by a third party. In October 2012, we acquired this product line and the associated manufacturing rights. Our offices are located in Burlington, Massachusetts, Sulzbach, Germany, Milan, Italy, Madrid, Spain, and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, and LeMaitre Vascular ULC. Our wholly-owned subsidiary Biomateriali S.r.l. was dissolved in March 2012. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2012, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $325,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2013. There was a $4,000 decrease in the liability during the nine months ended September 30, 2012 for certain tax positions which expired. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The U.S federal statute of limitations will be open with respect to these tax positions until 2015. The net decrease in the liability during the nine months ended September 30, 2012, was as follows:

(in thousands)
Unrecognized tax benefits at December 31, 2011	$329
Decreases in unrecognized tax benefits based on positions taken in current period	(4)

Unrecognized tax benefits at September 30, 2012	$325

As of September 30, 2012, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States—Federal	2009 and forward
Germany	2007 and forward
Italy	2006 and forward
Japan	2005 and forward

3.	Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$2,048	$2,034
Work-in-process	1,933	1,308
Finished products	6,149	4,661

Total inventories	$10,130	$8,003

We held inventory on consignment of $0.4 million and $0.5 million as of September 30, 2012 and December 31, 2011, respectively.

4.	Acquisition and Divestitures

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

Schaublin MedicaSA Distribution Agreement

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price is due in three equal installments with the first paid in October 2012 and the remaining two payments due in January 2013 and January 2014.

XenoSure Manufacturing and Distribution Rights

In October 2012, we entered into a definitive agreement with Neovasc, Inc. (Neovasc) to acquire the manufacturing and distribution rights of the XenoSure biologic vascular patch for $4.6 million. We paid $4.3 million at the closing and the remaining $0.3 million is payable on October 31, 2013. Previously, we were the exclusive distributor of the XenoSure biologic vascular patch through January 26, 2016 and held an option to purchase the manufacturing and distribution rights. Additionally, we have entered into a supply agreement with Neovasc while we transition manufacturing to our Burlington facility. We will account for this transaction as a purchase business combination during the three months ending December 31, 2012.

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

In June 2012, we received an initial promissory note payment of $0.1 million and extended the repayment terms of the remaining promissory note balance to an interim payment of $0.2 million due by September 30, 2012 with the remaining outstanding balance due by November 30, 2012. In September 2012, we received the second payment of $0.2 million under the revised payment plan which was applied to the outstanding promissory note balance, interest income, and as a gain on divestiture of $50,000. The original promissory note which we recorded at its then estimated fair value of $0.2 million has been paid in full as of September 30, 2012. Any additional payments received in excess of the fair value of the promissory note will be recognized as a gain on divestitures in the periods in which they are received.

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

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $11.9 million during the nine months ended September 30, 2012.

The components of our identifiable intangible assets were as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$2,635	$1,207	$1,428	$2,546	$909	$1,637
Trademarks and technology licenses	1,155	796	359	1,154	723	431
Customer relationships	1,542	914	628	1,528	712	816
Other intangible assets	332	332	—	332	231	101

Total identifiable intangible assets	$5,664	$3,249	$2,415	$5,560	$2,575	$2,985

These intangible assets are being amortized over their useful lives ranging from 1 to 15 years. The weighted-average amortization period for these intangibles as of September 30, 2012, is 5.5 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Amortization expense	$199	$271	$677	$727

Estimated amortization expense for the remainder of 2012 and each of the five succeeding fiscal years is as follows:

	Year ending December 31,
	2012	2013	2014	2015	2016	2017
	(in thousands)
Amortization expense	$194	$738	$577	$377	$280	$61

As a result of the AlboGraft Vascular Graft Prohibition Notices discussed in Note 9, we assessed the $0.5 million of AlboGraft intangible assets and concluded that they were not impaired as of September 30, 2012. During the three months ended March 31, 2011, we determined that certain patents within our portfolio in the United States and Europe had no value based upon an analysis of expected economic benefits. As a result, we recorded an impairment charge of $0.1 million for the write-down of these patents.

6.	Financing Arrangements

As part of the purchase of Biomateriali S.r.l., we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. The loan and grant became due in full as a result of the Biomateriali S.r.l. plant closure. As a result, in December 2011, we incurred approximately $0.1 million of restructuring charges related to additional interest and penalties charges, and we made the final payment to the Italian government of $0.5 million in December 2011. In 2010, we had previously recorded approximately $0.3 million of restructuring charges related to the expected repayment of the grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties.

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Compensation and related taxes	$3,692	$3,250
Income and other taxes	1,626	530
Restructuring	—	101
Professional fees	542	360
Other	1,456	1,298

Total	$7,316	$5,539

8.	Restructuring Charges

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in our manufacturing operations. For the nine months ended September 30, 2011, we incurred $1.0 million of restructuring charges related to the closure of our Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. The restructuring charges consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility. In March 2012, we completed the Biomateriali liquidation and dissolution process which resulted in a $0.2 million charge related to a cumulative translation adjustment recorded within our Biomateriali subsidiary’s balance sheet which we recorded as foreign currency loss.

In May 2011, we adopted a reorganization plan (the LifeSpan Plan) that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in our manufacturing operations. We transitioned the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. The LifeSpan Plan resulted in the termination of 7 employees at the Laguna Hills facility, relocation of manufacturing equipment, and the hiring of 4 employees to staff the required functions in Burlington. We incurred approximately $0.1 million related to the closure of the Laguna Hills facility and the related relocation of the manufacturing equipment during the three months ended September 30, 2011. We incurred approximately $33,000 of severance charges during the nine months ended September 30, 2011.

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

The components of our restructuring charges are as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(in thousands)
Transfer of manufacturing equipment	$92	$424
Distributor contract termination charges	—	572
Non-cash asset write-off	8	732
Severance	280	291
Other	14	30

Total	$394	$2,049

We did not incur restructuring charges during the nine months ended September 30, 2012.

Activity related to accrued restructuring costs is as follows:

Nine months ended September 30, 2012
(in thousands)
Balance at beginning of period	$101
Plus:
Current period restructuring costs	—
Less:
Payment of employee severance costs	101

Balance at end of period	$—

9.	Commitments and Contingencies

Purchase Commitments

As of September 30, 2012, as part of our normal course of business, we have purchase commitments to purchase $2.0 million of inventory through 2017.

Acquisition Payments

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of The UnBalloon Non-Occlusive Modeling Catheter in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for the four quarters. The European earn-out period was measured from

December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $27,000 related to earn-out payments made on European sales. The United States earn-out period will be measured from January 1, 2012 through December 31, 2012. We recorded an intangible asset of approximately $0.1 million related to earn-out payments made on United States sales during the nine months ended September 30, 2012. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that will be recorded as additional intangible assets in the periods that the contingency is resolved. In addition, there is a contingent payment of $0.1 million related to one patent application which is payable upon the issuance of the patent. We consider the payment associated with the patent application approval to be contingent consideration that will be recorded as additional intangible assets in the period that the contingency is resolved.

AlboGraft Recall and Sales Prohibition

In October 2011, we received complaints of two AlboGraft device failures which resulted in a voluntary recall of one production lot of our AlboGraft Vascular Graft. In February 2012, we received complaints of two additional AlboGraft device failures, which resulted in a voluntary recall of one additional production lot. We believe that we isolated the root cause of these device failures and implemented corrective actions beginning with lots produced in November 2011. Subsequent to the February 2012 recall, we received four additional complaints regarding our AlboGraft Vascular Graft. Although the investigation was inconclusive, we believe these complaints were unrelated to the product failures which resulted in the recalls and were isolated manufacturing defects. In October 2012, we received a fifth complaint regarding our AlboGraft Vascular Graft. We believe this complaint was unrelated to the product failures which resulted in the previous recalls and was an isolated manufacturing defect, which we have subsequently addressed through corrective actions implemented in April 2012. However, there can be no assurance that these product failures and manufacturing defects will not reoccur or that other problems related to our AlboGraft Vascular Graft will not develop in the future. In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of, any of our products and, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs, which we recorded to cost of sales during the year ended December 31, 2011.

As a result of the complaints described above, in March 2012, the relevant regulatory agency in the United Kingdom issued a Medical Device Alert advising doctors to use caution when implanting our AlboGraft Vascular Grafts. In April 2012, the relevant regulatory agencies in the United Kingdom and France issued Prohibition Notices, which prohibited our ability to sell AlboGraft Vascular Grafts in these countries pending our ability to address the concerns of these regulatory agencies. The United Kingdom and France represented approximately 40% of our AlboGraft Vascular Graft sales volume and sales of AlboGraft in these countries were $1.0 million for the year ended December 31, 2011. As a result of the Prohibition Notices, we recognized $0.1 million of inventory write-offs, which we recorded to cost of sales during the three months ended March 31, 2012. In July 2012, the French regulatory agency rescinded its Prohibition Notice without qualification, and the United Kingdom regulatory agency rescinded its Prohibition Notice with the qualification that all AlboGraft devices must be tested prior to implant. The United Kingdom regulatory agency has indicated that as of January 1, 2013, it may remove the prior test qualification in the United Kingdom, although there can be no guarantee that this will occur. Additionally, there can be no assurance that additional countries will not also issue their own prohibitions against sales of our AlboGraft devices. Although the Prohibition Notices have been lifted and sales have resumed in the United Kingdom and France, they will likely continue to adversely affect sales in these countries. As of September 30, 2012, we have approximately $2.3 million of inventory and $0.5 million of intangible assets related to the AlboGraft Vascular Graft.

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe excluding direct sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); and Spain (LeMaitre Vascular Spain SL)

beginning July 1, 2011, and to distributors worldwide, excluding distributor sales in North, South and Central America (LeMaitre Vascular, Inc.), France (LeMaitre Vascular SAS), Portugal (LeMaitre Vascular Spain SL), and Korea and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
United States	$8,811	$9,207	$27,191	$26,818
Germany	1,419	1,752	4,149	5,920
Other countries	3,415	3,605	10,594	11,536

Total	$13,645	$14,564	$41,934	$44,274

With the exception of the United States and Germany, no individual country represented greater than 10% of our total sales in any of the periods presented above.

11.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock option awards to employees	$239	$185	$530	$456
Restricted common stock awards	167	132	406	391

Total share-based compensation	$406	$317	$936	$847

We have computed the fair values of employee stock options for option grants issued during the nine months ended September 30, 2012 and 2011 using the Black-Scholes option model with the following assumptions:

	2012	2011
Dividend yield	1.6%	1.1%
Volatility	61.8%	66.1%
Risk-free interest rate	0.6%	1.4%
Weighted average expected option term (in years)	5.5	4.8
Weighted average fair value per share of options granted	$2.91	$3.57

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2012 was $6.23. The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2011 was $7.10.

12.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$663	$1,214	$1,873	$1,797

Weighted average shares outstanding	15,130	15,491	15,208	15,476

Basic net income per share	$0.04	$0.08	$0.12	$0.12

Diluted:
Net income available for common stockholders	$663	$1,214	$1,873	$1,797

Weighted-average shares outstanding	15,130	15,491	15,208	15,476
Common stock equivalents	475	539	446	569

Shares used in computing diluted net income per common share	15,605	16,030	15,654	16,045

Diluted net income per share	$0.04	$0.08	$0.12	$0.11

Shares excluded in computing diluted net income as those shares would be anti-dilutive	523	338	559	286

13.	Stockholders’ Equity

Authorized Shares

On June 14, 2012, our stockholders approved an amendment (“Charter Amendment”) to our Second Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 37,000,000 shares and of undesignated preferred stock from 5,000,000 to 3,000,000 shares. The Charter Amendment was previously approved by our Board of Directors on April 12, 2012, subject to approval by our stockholders. The Charter Amendment was filed with the Secretary of State of the State of Delaware on June 14, 2012.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.6 million of shares of our common stock remaining under the repurchase program as of September 30, 2012. The following is a summary of the stock repurchase activity for the nine months ended:

	September 30, 2012		September 30, 2011
	Shares	Total	Shares	Total
	Purchased	Purchased	Purchased	Purchased
( $ in thousands)
Share repurchases	304,846	$1,759	174,023	$1,181

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.020	$309
May 20, 2011	June 6, 2011	$0.020	$310
August 19, 2011	September 6, 2011	$0.020	$310

On October 24, 2012, our Board of Directors approved a quarterly cash dividend on our common stock of $0.025 per share payable on December 4, 2012, to stockholders of record at the close of business on November 20, 2012, which will total approximately $0.4 million.

14.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash paid for income taxes, net	$163	$366

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$200	$278
Note receivable resulting from divesture	$—	$200

15.	Fair Value Measurements

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

As of September 30, 2012, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $16.5 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of September 30, 2012.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: the impact of previous Prohibition Notices and testing requirements of our AlboGraft sales; the impact to our gross profit in 2013 and 2014 as a result of our Xenosure acquisition and related manufacturing transfer; and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 27, 2012.

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

Our principal product lines include the following: balloon catheters, biologic patches, carotid shunts, contrast injection device, laparoscopic cholecystectomy devices, non-occlusive modeling catheter, radiopaque marking tape, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems. We divested our aortic stent grafts in June 2011 and terminated our distribution of the Endologix products in August 2011.

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

We sell our products primarily through a direct sales force. As of September 30, 2012 our sales force was comprised of 79 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, Madrid, Spain, and Milan, Italy. In 2012, approximately 95% of our net sales were generated in markets in which we employ direct sales representatives.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization. In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price is due in three equal installments with the first paid in October 2012 and the remaining two payments due in January 2013 and January 2014. We anticipate that the expansion of our direct sales organization to Switzerland may result in increased sales and marketing expenses during 2013.

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

•

In October 2012, we acquired manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc Inc. for $4.6 million. We paid $4.3 million at the closing and the remaining $0.3 million is payable on October 31, 2013. Previously, we were the exclusive distributor of the XenoSure biologic vascular patch through January 26, 2016 and held an option to purchase the manufacturing and distribution rights. Additionally, we have entered into a supply agreement with Neovasc while we transition manufacturing to our Burlington facility.

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

AlboGraft Recall and Sales Prohibition

In October 2011, we received complaints of two AlboGraft device failures which resulted in a voluntary recall of one production lot of our AlboGraft Vascular Graft. In February 2012, we received complaints of two additional AlboGraft device failures, which resulted in a voluntary recall of one additional production lot. We believe that we isolated the root cause of these device failures and implemented corrective actions beginning with lots produced in November 2011. Subsequent to the February 2012 recall, we received four additional complaints regarding our AlboGraft Vascular Graft. Although the investigation was inconclusive, we believe these complaints were unrelated to the product failures which resulted in the recalls and were isolated manufacturing defects. In October 2012, we received a fifth complaint regarding our AlboGraft Vascular Graft. We believe this complaint was unrelated to the product failures which resulted in the previous recalls and was an isolated manufacturing defect, which we have subsequently addressed through corrective actions implemented in April 2012. However, there can be no assurance that these product failures and manufacturing defects will not reoccur or that other problems related to our AlboGraft Vascular Graft will not develop in the future. In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of, any of our products and, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs, which we recorded to cost of sales during the year ended December 31, 2011.

As a result of the complaints described above, in March 2012, the relevant regulatory agency in the United Kingdom issued a Medical Device Alert advising doctors to use caution when implanting our AlboGraft Vascular Grafts. In April 2012, the relevant regulatory agencies in the United Kingdom and France issued Prohibition Notices, which prohibited our ability to sell AlboGraft Vascular Grafts in these countries pending our ability to address the concerns of these regulatory agencies. The United Kingdom and France represented approximately 40% of our AlboGraft Vascular Graft sales volume and sales of AlboGraft in these countries were $1.0 million for the year ended December 31, 2011. As a result of the Prohibition Notices, we recognized $0.1 million of inventory write-offs, which we recorded to cost of sales during the three months ended March 31, 2012. In July 2012, the French regulatory agency rescinded its Prohibition Notice without qualification, and the United Kingdom regulatory agency rescinded its Prohibition Notice with the qualification that all AlboGraft devices must be tested prior to implant. The United Kingdom regulatory agency has indicated that as of January 1, 2013, it may remove the prior test qualification in the United Kingdom, although there can be no guarantee that this will occur. Additionally, there can be no assurance that additional countries will not also issue their own prohibitions against sales of our AlboGraft devices. Although the Prohibition Notices have been lifted and sales have resumed in the United Kingdom and France, they will likely continue to adversely affect sales in these countries. As of September 30, 2012, we have approximately $2.3 million of inventory and $0.5 million of intangible assets related to the AlboGraft Vascular Graft.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2012, approximately 32% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is moderated. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

The following table indicates the impact of foreign currency fluctuations and strategic changes to our business activities for each quarter during 2012 and the two most recently completed fiscal years:

(amounts in thousands) (unaudited)
	2012			2011				2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total net sales	13,645	14,361	13,928	13,411	14,564	15,112	14,598	14,431	13,656	14,158	13,815
Impact of currency exchange rate fluctuations (1)	(481)	(470)	(146)	15	431	669	10	(420)	(418)	(336)	314
Net impact of acquisitions and distributed sales, excluding currency exchange rate fluctuations (2)	—	—	—	260	319	335	328	156	—	—	95
Net impact of discontinued products, excluding currency rate fluctuations (3)	(1,109)	(1,342)	(1,584)	(1,904)	(370)	(76)	(45)	(100)	(105)	(65)	—

(1)	Represents the impact of the change in foreign exchange rates compared to the corresponding quarter of the prior year based on the weighted average exchange rate for each quarter.
(2)	Represents the impact of new sales of acquired products or businesses and newly distributed sales of other manufacturers’ during the current year period, measured for 12 months following the date of the event or transaction.
(3)	Represents the impact of sales related to discontinued and divested products, and discontinued distributed sales of other manufacturers’ products,during the comparable prior period, measured for 12 months following the date of the event or transaction.

Results of Operations

Comparison of the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)	2012	2011	Percent change	2012	2011	Percent change
	($ in thousands)
Net sales	$13,645	$14,564	(6%)	$41,934	$44,274	(5%)
Net sales by geography:
Americas	$9,279	$9,567	(3%)	$28,429	$27,984	2%
International	4,366	4,997	(13%)	13,505	16,290	(17%)

Total	$13,645	$14,564	(6%)	$41,934	$44,274	(5%)

Net sales. Net sales decreased 6% to $13.6 million for the three months ended September 30, 2012, compared to $14.6 million for the three months ended September 30, 2011. Sales decreases for the three months ended September 30, 2012 were primarily driven by the 2011 divestiture of our stent graft product lines which accounted for $1.1 million of sales during the three months ended September 30, 2011, a $0.2 million decrease in polyester graft sales, and a weakening of the Euro which negatively impacted sales by $0.5 million. These decreases were partially offset by higher average selling prices across nearly all product lines, increased sales in biologic patches of $0.5 million, and increased sales of radiopaque tape of $0.2 million.

Net sales decreased 5% to $41.9 million for the nine months ended September 30, 2012, compared to $44.3 million for the nine months ended September 30, 2011. Sales decreases for the nine months ended September 30, 2012 were primarily driven by the 2011 divestiture of our stent graft product lines which accounted for $4.0 million of sales during the nine months ended September 30, 2011, a $0.6 million decrease in polyester graft sales, and a weakening of the Euro which negatively impacted sales by $1.1 million. These decreases were partially offset by higher average selling prices across nearly all product lines, increased sales in biologic patches of $1.4 million, and increased sales of catheters of $0.5 million which was partially driven by selected pricing discounts in new geographies.

Direct-to-hospital net sales were 95% for the three months and nine months ended September 30, 2012, compared to 91% and 93% for the three months and nine months ended September 30, 2011, respectively.

Net sales by geography. Net sales in the Americas decreased $0.3 million for the three months ended September 30, 2012. The decrease was primarily driven by the divestiture of our stent graft product lines which accounted for $0.4 million of sales during the three months ended September 30, 2011, a decrease in the sales of shunts of $0.2 million, and a decrease in the sales of remote endarterectomy of $0.2 million, and was partially offset by higher average selling prices across nearly all product lines, increased sales of biologic patches, and increased sales of radiopaque tape of $0.2 million. International net sales decreased $0.6 million for the three months ended September 30, 2012. The decrease was primarily driven by the divestiture of our stent graft product lines and a decrease in polyester graft sales, and was partially offset by increased sales of biologic patches of $0.3 million which became available for sale in Europe in July 2011.

Net sales in the Americas increased $0.4 million for the nine months ended September 30, 2012. The increase was largely the result of higher average selling prices across nearly all product lines, as well as increased sales of biologic patches, increases of radiopaque tape of $0.3 million and increases in catheters of $0.3 million. The increase was partially offset by the divestiture of our stent graft product lines which accounted for $0.5 million of sales during the nine months ended September 30, 2011. International net sales decreased $2.8 million for the nine months ended September 30, 2012. The decrease was primarily driven by the divestiture of our stent graft product lines and a decrease in polyester graft sales, which was partially offset by increased sales of biologic patches of $0.8 million, which became available for sale in Europe in July 2011 and catheter sales to international distributors.

In April 2012, the regulatory agencies in the United Kingdom and France issued Prohibition Notices which prohibited us from selling our AlboGraft polyester grafts in those countries until further notice. In July 2012, the regulatory agencies substantially rescinded the Prohibition Notices allowing the products to return to market. See “Overview” above for a further discussion regarding these notices. Sales of AlboGraft in France and the United Kingdom were $0.1 million and $0.3 million for the three and nine months ended September 30, 2012 and were $0.2 million and $0.7 million for the three and nine months ended September 30, 2011. Sales of AlboGraft in France and the United Kingdom were $1.0 million for the year ended December 31, 2011.

International direct-to-hospital net sales were 86% of total international net sales for the three months and nine months ended September 30, 2012, compared to 87% for the three months and nine months ended, September 30, 2011, respectively.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2012	2011	$ Change	change	2012	2011	$ Change	change
	($ in thousands)
Gross profit	$10,015	$10,183	$(168)	(1.6%)	$30,430	$30,704	$(274)	(0.9%)

Gross margin	73.4%	69.9%	*	3.5%	72.6%	69.4%	*	3.2%

*	Not applicable

Gross Profit. Gross profit decreased 1.6% to $10.0 million for the three months ended September 30, 2012, while gross margin increased 3.5% to 73.4% in the same period. The gross margin increase was largely the result of favorable product and geographic mix driven largely by our exit from stent grafts, increased selling prices across most of our product lines, and a reduction in costs associated with the 2011 manufacturing start-up and transition activities related to the AlboGraft and Lifespan product lines. The gross profit decrease was a result of our exit from the stent graft product lines which generated $1.1 million of revenue during the three months ended September 30, 2011, and was partially offset by our higher gross margins.

Gross profit decreased 0.9% to $30.4 million for the nine months ended September 30, 2012, while gross margin increased 3.2% to 72.6% in the same period. The gross margin increase was largely the result of a reduction in costs related to the closure of our factory in Brindisi, Italy in March 2011, a reduction in costs associated with the 2011 manufacturing start-up and transition activities related to the AlboGraft and Lifespan product lines, favorable product and geographic mix driven largely by our exit from stent grafts, and increased selling prices across most of our product lines. The gross margin increase was partially offset by additional inventory write-offs associated with our AlboGraft product line and manufacturing inefficiencies. The gross profit decrease was largely the result of our exit from the stent graft product lines which generated $4.0 million of revenue during the nine months ended September 30, 2011 and was partially offset by the increase in gross margin.

In October 2012, we entered into a definitive agreement with Neovasc, Inc. to acquire the manufacturing and distribution rights of the XenoSure biologic vascular patch which we expect will negatively affect gross profit in 2013 as we transition production to our Burlington facility. We expect to realize efficiencies which may improve gross margins on our XenoSure biologic vascular patch beginning in 2014.

Commencing in 2013, we will be subject to a medical device excise tax of 2.3% on sales within the United States. We estimate this tax to negatively affect income from operations by approximately $1.0 million.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2012	2011	$ change	change	2012	2011	$ change	change
	($ in thousands)
Sales and marketing	$4,911	$4,757	$154	3%	$15,310	$14,646	$664	5%
General and administrative	2,892	2,802	90	3%	8,277	8,517	(240)	(3%)
Research and development	1,261	974	287	29%	3,531	3,286	245	7%
Restructuring charges	—	394	(394)	*	—	2,049	(2,049)	*
(Gain) loss on divestitures	(50)	(735)	685	*	2	(735)	737	*
Impairment charge	—	—	—	*	—	83	(83)	*

Total	$9,014	$8,192	$822	10%	$27,120	$27,846	$(726)	(3%)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011
	of Net Sales	of Net Sales	Change	of Net Sales	of Net Sales	Change
Sales and marketing	36%	33%	3%	37%	33%	4%
General and administrative	21%	19%	2%	20%	19%	1%
Research and development	9%	7%	2%	8%	7%	1%
Restructuring charges	0%	3%	(3%)	0%	5%	(5%)
(Gain) loss on divestitures	0%	(5%)	5%	0%	(2%)	2%
Impairment charge	0%	0%	0%	0%	0%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2012, sales and marketing expenses increased 3% to $4.9 million. Selling expenses were relatively flat while marketing expenses increased by $0.1 million. Selling expense included increased compensation costs of $0.2 million, and increased sales meetings and related travel costs of $0.1 million, which were offset by decreased transition services costs related to our buy-out of our former Spanish distributor of $0.1 million in 2011, and the effects of foreign exchange. Marketing expenses increases were largely driven by $0.1 million of additional advertising costs. Changes in foreign currency exchange rates reduced expenses by $0.2 million as compared to the prior year period. As a percentage of net sales, sales and marketing expenses were 36% in the three months ended September 30, 2012.

For the nine months ended September 30, 2012, sales and marketing expenses increased 5% to $15.3 million. Selling expenses increased $0.3 million while marketing expenses increased by $0.4 million. Selling expense increases were largely driven by selling costs associated with our Spanish subsidiary of $0.7 million and $0.2 million of additional sales meetings and travel costs. These increases were partially offset by $0.2 million of transition services related to the LifeSpan acquisition and the 2011 buy-out of our former Spanish distributor. Marketing expense increases were largely driven by $0.3 million of additional advertising costs and $0.1 million of increased personnel costs. These increases were partially offset by changes in foreign currency exchange rates of $0.5 million. As a percentage of net sales, sales and marketing expenses were 37% in the nine months ended September 30, 2012. We anticipate that the expansion of our direct sales organization to Switzerland as well as the growth of our Canadian direct sales organization may result in increased selling, marketing beginning in the fourth quarter of 2012.

General and administrative. For the three months ended September 30, 2012, general and administrative expenses increased 3% to $2.9 million. The increase was largely the result of a settlement of an employee matter of $0.1 million and increased bad debt expense relating to certain European markets of $0.1 million. These increases were partially offset by a decrease in amortization expense of $0.1 million and compensation costs of $0.1 million, and changes in foreign currency exchange rates of $0.1 million. As a percentage of net sales, general and administrative expenses were 21% in the three months ended September 30, 2012.

For the nine months ended September 30, 2012, general and administrative expenses decreased 3% to $8.3 million. The decrease was largely driven by a decrease in compensation costs of $0.4 million, the closure of our Biomateriali facility in March 2011 which incurred general and administrative costs of $0.1 million in the prior year period, and by changes in foreign currency exchange rates of $0.3 million. These decreases were partially offset by the settlement of an employee matter of $0.1 million and bad debt expense relating to certain European markets of $0.1 million. As a percentage of net sales, general and administrative expenses were 20% in the nine months ended September 30, 2012.

Research and development. For the three months ended September 30, 2012, research and development expenses increased 29% to $1.3 million. Product development expenses increased $0.4 million primarily due to increased product engineer related compensation of $0.2 million and additional development testing and sample expenses of $0.1 million. Clinical and regulatory expenses increased $0.1 million mainly due to regulatory specialist compensation. Royalty expenses decreased $0.1 million, primarily due to our exit from our stent graft product lines. As a percentage of net sales, research and development expenses were 9% for the three months ended September 30, 2012.

For the nine months ended September 30, 2012, research and development expenses increased 7% to $3.5 million. Product development expenses increased $0.6 million primarily due to increased product engineer compensation and additional development testing and sample expenses. Clinical and regulatory expenses decreased $0.1 million, primarily due to a reduction in costs associated with the suspension of enrollment in our UNITE and ENTRUST stent graft trials in October 2010 which was partially offset by increased regulatory specialist compensation. On June 30, 2011, Duke Vascular, Inc. assumed all future obligations of the UNITE and ENTRUST trials as part of our stent graft divestiture agreement. Royalty expenses decreased $0.1 million, primarily due to our exit from our stent graft product lines. As a percentage of net sales, research and development expenses were 8% for the nine months ended September 30, 2012.

Restructuring. We did not incur any restructuring charges in the nine months ended September 30, 2012.

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in our manufacturing operations. For the nine months ended September 30, 2011, we incurred $1.0 million of restructuring charges related to the closure of our Biomateriali manufacturing facility in Brindisi, Italy and the related transition of production to our existing corporate headquarters in Burlington, Massachusetts. The restructuring charges consisted of approximately $0.3 million associated with the transfer of manufacturing equipment and $0.7 million related to deferred rent charges upon exiting the Biomateriali facility. In March 2012, we completed the Biomateriali liquidation and dissolution process.

In May 2011, we adopted a reorganization plan designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We transitioned the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. We incurred approximately $33,000 of severance charges during the nine months ended September 30, 2011.

On June 30, 2011, we terminated our relationship with our Spanish and Danish distributors resulting in contract termination charges of $0.5 million and $0.1 million, respectively, which we recorded as restructuring charges during the nine months ended September 30, 2011.

In July 2011, we adopted a reorganization plan of our European administrative and stent graft sales personnel as a result of our exit from the stent graft business. We terminated 6 employees and recorded severance charges of $0.3 million during the three months ended September 30, 2011. The final severance payments were made in March 2012.

Impairment charge. We did not incur any impairment charges in the nine months ended September 30, 2012. Impairment charges were $0.1 million for the nine months ended September 30, 2011 as we determined that certain patents within our portfolio in the U.S. and Europe had no value based upon an analysis of expected economic benefits.

Gain / loss on divestitures. We recorded a $0.1 million gain on divestiture relating to our TAArget and UniFit stent graft product lines as a result of payments received from Duke Vascular during the three months ended September 30, 2012. We recorded a $0.1 million write-off on a note receivable associated with our Optilock divesture in 2010 as the acquirer provided notice that it was filing for insolvency protection under German law in the three months ended June 30, 2012. In 2011, we recognized a gain of $0.7 million upon the termination of the Endologix distribution agreement.

Foreign exchange gains / losses. Foreign exchange losses for the nine months ended September 30, 2012 was $0.2 million and was primarily the result of a cumulative translation adjustment recorded at our Biomateriali subsidiary upon the liquidation and dissolution of that legal entity as well as the general weakening of the Euro. Foreign exchange gains for the nine months ended September 30, 2011 were $0.1 million.

Income tax expense. We recorded a provision for taxes of $0.4 million on pre-tax income of $1.1 million for the three months ended September 30, 2012, compared to $0.7 million on pre-tax income of $1.9 million for the three months ended September 30, 2011. We recorded a provision for taxes of $1.3 million on pre-tax income of $3.1 million for the nine months ended September 30, 2012 resulting in an effective income tax rate of 40.3%, compared to $1.2 million on pre-tax income of $3.0 million for the nine months ended September 30, 2011, or an effective income tax rate of 39.4%. The 2012 income tax was comprised of estimated federal and state income taxes of approximately $1.0 million, as well as foreign income taxes of $0.1 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to the inclusion of certain foreign entities with losses, from lower statutory rates at our foreign German entity, offset by certain permanent and discrete items. Our September 30, 2011 provision included estimated federal and state income taxes of approximately $1.1 million, as well as foreign income taxes of $0.1 million. Our 2011 income tax expense varied from the statutory rate amounts mainly due to the generation of United States research and development tax credits, from lower statutory rates at our foreign German entity, offset by certain discrete items of $0.1 million. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets at September 30, 2012 and concluded that we continue to carry a valuation allowance against $4.4 million of state and foreign deferred tax assets, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate will remain fairly constant throughout the remainder of 2012.

Liquidity and Capital Resources

At September 30, 2012, our cash and cash equivalents were $20.6 million as compared to $20.1 million at December 31, 2011. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of September 30, 2012. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $3.3 million for the nine months ended September 30, 2012. For the year ended December 31, 2011, we recognized operating income of $3.7 million. Although it is our intention to generate an operating profit on an ongoing basis, excluding the impact of acquisitions, divestitures and distributor terminations, there can be no assurance that we will generate an operating profit in the future due to our continued investment in growing our business. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with the $4.6 million acquisition of the XenoSure biologic patch manufacturing and distribution rights as well as the associated manufacturing transition costs;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	payments associated with U.S income taxes or other taxes, such as the medical device tax which we estimate will be approximately $1.0 million in 2013;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Italian Loan and Grant

As part of the purchase of Biomateriali S.r.l., we assumed a loan from the Italian government under a program that provides funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. The loan and grant became due in full as a result of the Biomateriali S.r.l. plant closure. As a result, in December 2011, we incurred approximately $0.1 million of restructuring charges related to additional interest and penalties charges, and we made the final payment to the Italian government of $0.5 million in December 2011. In 2010, we had previously recorded approximately $0.3 million of restructuring charges related to the expected repayment of the grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.6 million of shares of our common stock remaining under the repurchase program as of September 30, 2012. The following is a summary of the stock repurchase activity for the nine months ended:

	September 30, 2012		September 30, 2011
	Shares	Total	Shares	Total
	Purchased	Purchased	Purchased	Purchased
( $ in thousands)
Share repurchases	304,846	$1,759	174,023	$1,181

Dividends

On February 28, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.020	$309
May 20, 2011	June 6, 2011	$0.020	$310
August 19, 2011	September 6, 2011	$0.020	$310

On October 24, 2012, our Board of Directors approved a quarterly cash dividend on our common stock of $0.025 per share payable on December 4, 2012, to stockholders of record at the close of business on November 20, 2012, which will total approximately $0.4 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2012	2011	Net Change
Cash and cash equivalents	$20,639	$23,807	$(3,168)

Cash flows provided by (used in):
Operating activities	$4,295	$3,473	$822
Investing activities	(667)	(681)	14
Financing activities	(3,096)	(2,324)	(772)

Net cash provided by operating activities. Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 2012, and consisted of $1.9 million net income, adjusted for non-cash items of $3.9 million (including depreciation and amortization of $1.6 million, provision for inventory write-offs of $0.9 million, stock-based compensation of $0.9 million, and the effects of foreign currency translations of $0.3 million) and was offset by changes in working capital of $1.5 million. The net cash used by changes in working capital was principally the result of an increase in inventory of $3.1 million and in accounts payable and other liabilities of $1.6 million.

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

Net cash used in investing activities. Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2012. This was primarily driven by the purchase of property and equipment and was partially offset by a $0.3 million collection of a note receivable related to our stent graft divestiture in 2011.

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

Net cash used in financing activities. Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2012, driven primarily by the purchase of $2.0 million of our outstanding shares under our stock repurchase plan and the payment of common stock dividends of $1.1 million.

Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2011 which was primarily driven by the purchase of $1.2 million of our outstanding shares under our stock repurchase plan and the payment of a common stock dividend of $0.9 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of September 30, 2012:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$3,562	$935	$1,418	$1,093	$116
Purchase commitments for inventory	2,027	1,273	754	—	—

Total contractual obligations	$5,589	$2,208	$2,172	$1,093	$116

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

Please see Note 4 of our consolidated financial statements for further discussion regarding the liabilities associated with the acquisitions completed in October 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There has been no material changes in our critical accounting policies during the nine months ended September 30, 2012. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2012, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment claims, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 9, 2012, that, management believes might have a material adverse effect on our financial position, results of operations or cash flows.

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

AlboGraft Recall and Sales Prohibition

In October 2011, we received complaints of two AlboGraft device failures which resulted in a voluntary recall of one production lot of our AlboGraft Vascular Graft. In February 2012, we received complaints of two additional AlboGraft device failures, which resulted in a voluntary recall of one additional production lot. We believe that we isolated the root cause of these device failures and implemented corrective actions beginning with lots produced in November 2011. Subsequent to the February 2012 recall, we received four additional complaints regarding our AlboGraft Vascular Graft. Although the investigation was inconclusive, we believe these complaints were unrelated to the product failures which resulted in the recalls and were isolated manufacturing defects. In October 2012, we received a fifth complaint regarding our AlboGraft Vascular Graft. We believe this complaint was unrelated to the product failures which resulted in the previous recalls and was an isolated manufacturing defect, which we have subsequently addressed through corrective actions implemented in April 2012. However, there can be no assurance that these product failures and manufacturing defects will not reoccur or that other problems related to our AlboGraft Vascular Graft will not develop in the future. In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of, any of our products and, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs, which we recorded to cost of sales during the year ended December 31, 2011.

The United Kingdom regulatory agency has indicated that as of January 1, 2013, it may remove the prior test qualification in the United Kingdom, although there can be no guarantee that this will occur. Although the Prohibition Notices have been substantially lifted and sales have resumed in these countries, the fact that they were issued will likely continue to adversely affect sales in France and the United Kingdom. As of September 30, 2012, we have approximately $2.3 million of inventory and $0.5 million of intangible assets related to the AlboGraft Vascular Graft.

We acquired businesses and assets in the past and may continue to do so in the future. We may experience difficulties in completing the integration of these acquisitions into our business, or we may not realize the anticipated benefits of these acquisitions.

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

For instance, in October 2012, we acquired the manufacturing and distribution rights of the XenoSure biological patch from Neovasc Inc. and its wholly-owned subsidiary. We have initiated the transfer of the production to our Burlington, Massachusetts headquarters. We expect this transition to continue into the second half of 2013 resulting in a negative impact to our gross profit. Once the transition to complete, we expect the gross margins on our XenoSure biologic vascular patch to improve beginning in 2014; however, there can be no assurance that these results will be achieved, if at all. Further, the production of the XenoSure biological patch will be our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with the transfer of this patch and there can be no assurance that our current supply agreement with Neovasc will be sufficient to meet sales demand during the transition. For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of this acquisition and our operating results may be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2012 through July 31, 2012	85,000	$6.18	64,714	$3,846,825
August 1, 2012 through August 31, 2012	36,780	$6.32	36,780	$3,614,473
September 1, 2012 through September 30, 2012	19,470	$6.05	7,231	$3,570,591

Total	141,250	$6.20	108,725	$3,570,591

(1)	For the three months ended September 30, 2012, we repurchased 32,525 shares of our common stock to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

—	*The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2012.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.