Form 10-K
period 2012-12-31
LEMAITRE VASCULAR INC
filed 2013-03-27
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 29, 2012: $41,122,284. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding based on Schedules 13G filed by such stockholders for the year ended December 31, 2012 were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 15, 2013, the registrant had 15,245,054 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2012 FORM 10-K ANNUAL REPORT

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, EndoRE, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Inahara-Pruitt, InvisiGrip, LeverEdge, LifeSpan, MollRing Cutter, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, UnBalloon, VascuTape, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and AlboSure, EndoHelix, Flexcel, Grice, Martin, MultiTASC, NovaSil, Periscope, Reddick-Saye and VCS are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and implants for the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons. Our diversified portfolio of peripheral vascular devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, including the Expandable LeMaitre Valvulotomes, the Pruitt F3 Carotid Shunt, VascuTape Radiopaque Tape and the XenoSure biologic patch.

We have grown our business by using a three-pronged strategy: competing in niche markets, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. Since 1998 we have built our sales force from zero to 81 direct sales representatives as of December 31, 2012 and we have completed a number of vascular device acquisitions.

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

We sell 12 product lines, most of which are used in open vascular surgery and some of which are used in endovascular procedures. For 2012, 2011 and 2010, our valvulotomes, balloon catheters, and carotid shunt product lines have each comprised more than 10% of our revenues. Additionally, our radiopaque tape comprised 10% of our revenues in 2012 compared to 9% in 2011 and 2010. Finally, our XenoSure biologic patches comprised 9% of our revenues in 2012 compared to 5% in 2011. In none of those years, including 2012 did any single product line account for more than 25% of our revenues.

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

We sell our products primarily through a direct sales force. Our sales force was comprised of 81 field sales representatives in North America, the European Union, and Japan as of December 31, 2012. We also sell our products through distributors in countries where we do not have a direct sales force. For the year ended December 31, 2012, approximately 94% of our net sales were generated through our direct sales force, and no single customer accounted for more than 2% of our net sales.

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

Our History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our Expandable LeMaitre Valvulotomes and Over-The-Wire LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 12 product lines.

We have completed twelve acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s)
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Vascular access grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Thoracic and abdominal stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure(1)	Biologic vascular patch(1)

(1)	In 2008, we obtained exclusive rights to distribute this product under our “XenoSure” brand in the United States and most of Europe, and in 2012, we exercised our purchase option to acquire this product.

We have relocated most of the manufacturing operations associated with these acquisitions to our Burlington, Massachusetts, headquarters and we continue to look at ways to make our operations more efficient.

In 1999, we began building a direct sales organization that we have continued to expand, most recently into Switzerland in 2012.

Our Business Strategies

Our goal is to be a leading global provider of medical devices to vascular surgeons.

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

•

Add complementary products through acquisitions, research and development, and additional regulatory approvals. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We actively track industry developments and evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings on a opportunistic basis, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new markets in order to further access the broader peripheral vascular device market.

Our Products

The following table describes the primary use and availability of each of our product lines as of March 1, 2013:

Generally Available for Sale in(1)
Product Line	Primary Use	United States	European Union	Japan
Balloon Catheters - LeMaitre Embolectomy Catheters - Over-the-Wire Embolectomy Catheters - NovaSil Embolectomy Catheters - Pruitt Occlusion Catheters - Distal Perfusion Catheter	Removal of blood clots; occlusion, and facilitation of blood flow	✓	✓	✓
Carotid Shunts - Pruitt F3 Carotid Shunts - Pruitt- Inahara Carotid Shunts - Flexcel Carotid Shunts	Facilitation of blood flow to brain during carotid plaque removal	✓	✓	✓
Laparoscopic Cholecystectomy Devices - Reddick Cholangiogram Catheter - Reddick-Saye Screw Retractor Kit - Grice Laparoscopic Suture Needle	Introduction of dye into the cystic duct; related uses	✓	✓
Manual Contrast Injectors - LeverEdge Contrast Injector	Injection of contrast media into blood vessels	✓	✓
Modeling Catheters - The UnBalloon Non-Occlusive Modeling Catheter	Improvement in the seal of aortic stent grafts	✓	✓
Radiopaque Tape - Glow ‘n’ Tell Tape - LeMaitre Stent Guide	Improvement in precision of vascular and endovascular procedures	✓	✓	✓
Remote Endarterectomy Devices(2) - MollRing Cutter Transection Device - Martin Dissector - EndoHelix Retrieval Device - Periscope Dissector - Ring Stripper - MultiTASC Dissection/Transection Device	Removal of blockages in the major arteries of the leg	✓	✓	Application submitted
Valvulotomes - Expandable LeMaitre Valvulotomes - Over-The-Wire LeMaitre Valvulotome	Destruction of vein valves to create vein bypass grafts	✓	✓	✓
Vascular Grafts - AlboGraft Knitted Vascular Grafts - AlboGraft Woven Vascular Grafts - LifeSpan ePTFE Vascular Grafts	Synthetic vessels for use in bypass and replacement procedures	✓	✓	✓
Vascular Patches(2) - XenoSure Biologic Patches - AlboSure Vascular Patches	Synthetic and biological patches for use in closing incisions in a blood vessel	✓	✓
Vein Strippers - InvisiGrip Vein Stripper	Single-incision removal of varicose veins	✓	✓	✓
Vessel Closure Systems - AnastoClip VCS Vessel Closure System - AnastoClip GC Vessel Closure System - Accessory Devices	Attachment of blood vessels, primarily for dialysis access	✓	✓	✓

(1)	Due to varying regulatory schemes and product introduction timelines, it may be that only some models within the applicable product line are approved for sale in the indicated market. For example, in our vascular grafts product line, our LifeSpan ePTFE Vascular Graft is available for sale in the United States, the European Union and Japan, but our AlboGraft products are not available for sale in Japan.
(2)	Neither the MultiTASC device nor our synthetic patch, the AlboSure Vascular Patch, is commercially available. We intend to begin selling these products in 2013.

Balloon Catheters for Embolectomy, Occlusion and Perfusion

Our LeMaitre line of embolectomy catheters are used to remove blood clots from arteries or veins. We manufacture single-lumen latex and latex-free embolectomy catheters as well as dual-lumen latex embolectomy catheters. The dual-lumen embolectomy catheter allows clot removal and simultaneous irrigation or guide-wire tractability. Occlusion catheters temporarily occlude blood flow to allow the vascular surgeon time and space to complete a given procedure. Perfusion catheters temporarily perfuse blood and other liquids into the vasculature. Our Pruitt line of occlusion and perfusion catheters reduces vessel trauma by using internal balloon fixation rather than traditional external clamp fixation.

Carotid Shunts

Our Pruitt F3, Pruitt-Inahara and Flexcel Carotid Shunts are used to temporarily divert, or shunt, blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3, Pruitt-Inahara, and Inahara-Pruitt shunts feature internal balloon fixation that eliminates the need for clamps, thereby reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to secure their shunt using externally placed clamps.

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

Radiopaque Tape

Our VascuTape Radiopaque Tape is a flexible, medical-grade tape with centimeter or millimeter markings printed with our proprietary radiopaque ink that is visible both to the eye and to an x-ray machine or fluoroscope. VascuTape Radiopaque Tape is applied externally to the skin and provides interventionalists with a simple way to cross-reference between the inside and the outside of a patient’s body, allowing them to locate tributaries or lesions beneath the skin.

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

Valvulotomes

Our Expandable LeMaitre Valvulotomes and our Over-The-Wire LeMaitre Valvulotome cut valves in the saphenous vein, a vein that runs from the foot to the groin, so that the vein can function as a bypass vessel to carry blood past diseased arteries to the lower leg or the foot. We believe that our valvulotomes reduce costs for hospitals by enabling less invasive bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications. The Expandable LeMaitre Valvulotome is the sixth generation of the original valvulotome developed by our founder, George D. LeMaitre, M.D.

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

Vascular Patches

We sell the XenoSure Biologic Vascular Patch, a patch made from bovine pericardium. In 2008, we obtained exclusive rights to distribute this product under our “XenoSure” brand in the United States, and in 2012, we exercised our option to acquire this product.

Our AlboSure Vascular Patch is a polyester patch used in conjunction with endarterectomy and vascular reconstructions. We have received regulatory clearance to market our AlboSure Vascular Patch in the United States and intend to begin selling this device in 2013. We expect to receive regulatory clearance in the European Union in 2013 for our AlboSure Vascular Patch. Vascular surgeons use patches in conjunction with carotid endarterectomy, remote endarterectomy, and other vascular reconstructions.

Vessel Closure Systems

Our AnastoClip VCS and AnastoClip GC Vessel Closure Systems allow surgeons to attach vessels to one another by deploying titanium clips in place of suturing. These vessel closure systems create an interrupted anastomosis, or a vessel attachment that expands and contracts as the vessel pulses, which we believe improves the durability of the anastomosis. In 2010 we released the next-generation AnastoClip GC Vessel Closure System, with a new clip design that is intended to provide additional security and ease of use.

Other Products

In some hospitals, vascular surgery procedures are performed by general surgeons. We sell non-vascular medical devices used in general surgery procedures, primarily laparoscopic cholecystectomy. Our leading general surgery product is the Reddick Cholangiogram Catheter, which is used to inject dye into the cystic duct during laparoscopic cholecystectomy. In this procedure, the gall bladder is dissected and removed through small punctures in the abdomen. We offer two laparoscopic accessories used in laparoscopic gall bladder removal.

Sales and Marketing

As of December 31, 2012, we employed 81 field sales representatives. Notable developments in 2012 include our initiative to sell direct-to-hospital in Switzerland, with the hiring of two Swiss sales representatives, and the opening of a sales office near Toronto, Ontario, Canada in November 2012. We believe that the expansion of our direct sales force has been a key factor in our success and it remains one of our primary long-term strategies.

Outside our direct markets, we generally sell our products through country-specific distributors. We typically sign exclusive distribution agreements with terms of up to three years specifying minimum annual sales volumes and pricing. These agreements are renewable by mutual agreement. From time to time, when we determine that it would be financially advantageous for us to sell directly in a market, we terminate one or more of our distributors in that market. In December 2012, we agreed to terminate our distributor for a certain Japanese territory, and we will begin selling direct-to-hospital in this territory through our existing eight person Japanese sales force in 2013.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are primarily focused on the open vascular space and are largely improvements to our existing devices. In recent years we have increased investment in product research and development, with the goal of more rapidly developing new products, line extensions, and next-generation devices. In 2012 our development efforts were focused on the MultiTASC, a two-in-one tool for dissecting, cutting and removing total occlusions of the superficial femoral artery, and the 1.5mm valvulotome, a smaller-size of our classic valvulotome.

Our products are subject to our design control procedures throughout the various stages of product development. These procedures may include bench testing, animal testing, human procedures conducted by independent physicians, and post-market surveillance of product performance, as appropriate. We may use feedback received from independent physicians to demonstrate product functionality before commencing full-scale marketing of any product.

For 2012, 2011 and 2010, our research and development expenditures, including clinical study expenditures, were $5.1 million, $4.4 million and $5.5 million, respectively, representing between 8% and 10% of net sales. As of December 31, 2012, our research and development staff consisted of 17 full-time engineers and technicians.

Manufacturing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced in two ISO 14644-1 Class 8 clean rooms, each approximately 5,500 square feet. We expect the build-out of a third clean room to these manufacturing facilities for our XenoSure product line to continue into the second half of 2013. Further, the production of the XenoSure biological patch will be our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with the transfer of this patch and there can be no assurance that our current supply agreement with Neovasc Inc. and its subsidiary, Neovasc Medical Inc. (collectively Neovasc) will be sufficient to meet sales demand during the transition. Our most recent manufacturing consolidations into Burlington, Massachusetts were the relocation of our AlboGraft Vascular Graft manufacturing operations from Brindisi, Italy and our LifeSpan ePTFE Vascular Graft manufacturing operations from Laguna Hills, California, both in 2011. Although almost all of our product lines are produced in Burlington, Massachusetts, our XenoSure products are currently manufactured by a third-party as well as EndoRE remote endarterectomy devices.

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

Our manufacturing facilities have been certified to ISO 13485:2003 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. If we were to lose these certifications, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations. Our manufacturing facilities are subject to periodic inspections by regulatory authorities and our Notified Body (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “—Government Regulation.” In January, June, and October 2012 as well as in March 2013, we underwent audits from our European Notified Body and the FDA. Although the results of these inspections were satisfactory, the timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results.

Competition

The markets in which our product lines compete are characterized by rapid change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines. Rather, we compete with a range of companies, from large to small, including publicly traded and privately held device companies. Notable competitors include Applied Medical Resources Corporation, Cardiovascular Systems Inc., Cook Group Incorporated, C.R. Bard, Inc., Edwards Lifesciences Corporation, Getinge AB, Jotec GmbH, Medtronic, Inc., Terumo Medical Corporation, Uresil, LLC, and W. L. Gore & Associates.

Our products compete primarily on the basis of their innovative technology, quality, reliability, ease of use, cost-effectiveness, physician familiarity, brand recognition, and service support. While we compete, where appropriate, on the basis of price, several of our products are sold at higher prices than those of our competitors.

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

We actively maintain and pursue patents in the United States, Europe and other strategic locations relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2015 to 2022.

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

Third parties may claim that our products infringe on their patents and other intellectual property rights. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses, or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim. See “Risk Factors” for a description of risks associated with our intellectual property.

Certain aspects of our products are covered by patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our Grice Suture Needle, LifeSpan Vascular Graft, MollRing Cutter Transection Device, Reddick-Saye Screw, and Periscope Dissector products pursuant to licenses with third-party patent holders.

We believe that our strong brands have been an important factor in our success. We rely on common law and registered trademarks to protect our product brands. Some of our registered trademarks are LeMaitre, XenoSure, Pruitt, VascuTape, Glow ‘N Tell, and Reddick, each of which is registered in the United States and the European Union, and in certain cases in other foreign countries.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can last longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. For example, in reviewing our premarket notification for the AlboGraft Vascular Graft, the FDA requested, and we submitted, clinical data from the use of the device in other countries where it was then already approved for sale. Nearly all of our devices sold in the United States to date are marketed pursuant to the 510(k) process.

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our most recent FDA inspection was in March 2013, and was satisfactory. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

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

In late 2011 and again in 2012, we received complaints of the failure of several of our AlboGraft Vascular Grafts. In reaction to those failures, we voluntarily recalled two production lots and implemented corrective actions. Subsequent to those recalls, we received several additional complaints in 2012, which we believe were unrelated to the prior product failures.

As a result of the complaints described above, in March 2012, the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom and the National Security Agency for Medicines and Health Products (ANSM) in France issued Prohibition Notices, which prohibited our ability to sell AlboGraft Vascular Grafts in these countries pending our ability to address their concerns. In July 2012, the ANSM rescinded its Prohibition Notice without qualification, and the MHRA rescinded its Prohibition Notice with the qualification that all AlboGraft devices must be tested prior to implant. As of January 1, 2013, the MHRA removed the prior test qualification in the United Kingdom. See “Risk Factors” for the risks associated with the regulatory environment in which we operate.

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

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The PPACA includes provisions that, among other things, require detailed disclosure of gifts and other remuneration made to health care professionals beginning in 2013.

Employees

We had 301 full-time employees at December 31, 2012. We believe that our employee relations are generally satisfactory.

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

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	the divestiture or discontinuation of a product line or other revenue generating activity, such as our stent grafts;

•	the relocation and integration of manufacturing operations and other strategic restructuring, such as the transfer of AlboGraft production and the transfer of XenoSure production;

•

adverse regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products, such as the AlboGraft Prohibition Notices in the United Kingdom and France in 2012;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to continue share repurchases;

•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	changes in the mix of products we sell;

•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	increased product and price competition, due to the regulatory landscape, market conditions or other factors; and

•	the loss of any significant customer, especially in regard to any product that has a limited customer base.

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

The treatment of peripheral vascular disease is shifting from open vascular surgery to minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. The transactions we completed in 2011 have further concentrated our focus on open vascular procedures. For instance, in 2011 we divested a large portion of our endovascular product portfolio, our TAArget Thoracic Stent Graft and our UniFit Abdominal Stent Graft, and also ended our relationship with Endologix, Inc. for distribution of its Powerlink stent graft in Europe. Furthermore, notwithstanding periodic product updates and next-generation iterations, many of our devices have been on the market for several years or longer. We may not be able to compete effectively with our competitors unless we can keep pace with existing or new products and technologies in the vascular device market and the minimally invasive endovascular procedure market, in particular. Our success in developing and commercializing new products and new versions of our existing products is affected by our ability to:

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

In order to expand our product offerings, we have completed twelve acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends in part upon our ability to identify, negotiate, complete, and integrate suitable acquisitions and develop products from uncommercialized intellectual property that we acquire. If we are unable to complete acquisitions on satisfactory terms, our growth objectives could be negatively affected.

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired businesses, personnel, and products into our existing business;

•	difficulties in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities;

•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	difficulties or delays in commercializing intellectual property that we acquire;

•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company has concentrated sales;

•	diversion of our management’s time and attention from other business concerns;

•	challenges resulting from limited or no prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated;

•	unknown or unanticipated liabilities included as part of the acquisition;

•	the need to improve an acquired product in order to gain broader market acceptance;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	difficulties in acquiring the rights to and protecting intellectual property;

•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters;

•	dilution as a result of equity financing required to fund acquisition costs; or

•	debt as a result of debt financing required to fund acquisition costs, which would be senior to our outstanding shares of capital stock, and which would require interest payments to a lender.

We could also discover deficiencies withheld from us due to fraud or otherwise not uncovered in our due diligence prior to an acquisition, including deficiencies in internal controls, data adequacy and integrity, product quality, and regulatory compliance, as well as undisclosed contractual or other liabilities and product liabilities, any of which could result in us becoming subject to penalties or other liabilities. Any of these difficulties could negatively impact our ability to realize the intended and anticipated benefits that we currently expect from our acquisitions or from acquisitions we complete in the future and could harm our financial condition and results of operations.

For instance, in October 2012, we acquired the manufacturing and distribution rights of the XenoSure biological patch from Neovasc Inc. and its wholly-owned subsidiary. We have begun the transfer of the production to our Burlington, Massachusetts headquarters. We expect this transition to continue into the second half of 2013 resulting in a negative impact to our gross profit. Once the transition is complete, we expect the gross margins on our XenoSure biologic vascular patch to improve beginning in 2014; however, there can be no assurance that these results will be achieved, if at all. Further, the production of the XenoSure biological patch will be our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with the transfer of this patch and there can be no assurance that our current supply agreement with Neovasc will be sufficient to meet sales demand during the transition. For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of this acquisition and our operating results may be harmed.

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

In 2012, we converted Switzerland from distributor sales to direct sales. In the future, we also intend to convert select other countries and products from distributor sales to direct sales, including in Japan where we recently agreed to terminate our distributor for a certain territory. Such conversions typically result in disruptions in our sales in the applicable geographies. These transitions may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense, since we would be required to collect customer payments directly rather than through a distributor.

Our distribution agreements are typically exclusive with terms of up to three years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct sales model. Further, even where the payment of compensation is not required by contract or local law, it may be prudent to make such a payment in order to assure a successful market transition. For example, we paid consulting and transition services fees to our former distributor in Japan in connection with the conversion to direct sales in a specific territory in Japan even though not required under an existing contract, because the absence of cooperation by a distributor may result in the sudden erosion of our customer base, which could materially harm our ability to sell our product in that country.

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

Since 2011, financial markets and the economies in the European Union have experienced disruption and volatility and conditions could worsen. As a result, the economic environment may, among other things:

•	create downward pressure on the pricing of our products;

•	adversely affect the collection of accounts receivable, particularly in regions of southern Europe such as Italy, Spain, and Greece;

•	increase the sales cycle for certain of our products, resulting in higher levels of inventory;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending; and

•	adversely affect our suppliers, which could disrupt our ability to produce our products.

Any of these conditions could harm our operating results and liquidity.

If we are unable to increase our selling prices to customers, our rate of net sales growth might be reduced and our operating results could suffer.

In the fiscal years ended December 31, 2012, 2011 and 2010, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales occurring in the United States. We have in the past been able to rely upon our intellectual property position, our well-known brands, our established reputation in the vascular surgery device marketplace, and, in some cases, an absence of competition, to implement price increases. If healthcare spending is reduced, particularly in the United States, in response either to government-enacted healthcare reform or to general economic conditions, if the reimbursement rates for the medical procedures in which our products are used are reduced or constrained, or if competitors introduce lower-priced products of comparable safety and efficacy, we may become unable to implement further increases in the selling prices of our products. If we become unable to raise selling prices, it might reduce our rate of net sales growth, which could harm our operating results.

Our devices may not achieve market acceptance, which could adversely affect our business.

Some of our devices have been recently introduced into the market, including The UnBalloon Non-Occlusive Modeling Catheter and the Over-The-Wire LeMaitre Valvulotome, and we cannot assure you that any of those devices will achieve market acceptance. The same is true of new devices that we may acquire or internally develop in the future. The marketing of our products requires a significant amount of time and expense in order to identify and develop relationships with the physicians who may use our products, invest in training and education with these physicians, and employ a sales force that is large enough to interact with the targeted physicians, with no assurance of success. In some cases, our devices may face competition from devices marketed by our competitors, and our customers may not prefer our devices. In other cases, our devices may be used in new procedures and techniques, and if physicians do not adopt these procedures and techniques, demand for these devices would fail to develop. For example, in 2010 we launched The UnBalloon Non-Occlusive Modeling Catheter in Europe, but it did not achieve widespread market adoption because of user convenience and design issues. This catheter was subsequently withdrawn from the market, redesigned by our research and development department, and then re-released into European and United States markets in the fourth quarter of 2011. Notwithstanding the redesign, sales of the UnBalloon did not meet our expectations in 2012. If our products do not gain market acceptance, our business could be adversely affected.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations, and financial condition.

We derive a significant portion of our net sales from operations in markets outside of the United States. For the full year ended December 31, 2012, 33% of our net sales were derived from our operations outside of the Americas. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

If we cannot extend the leases for our manufacturing facilities in Burlington, Massachusetts, then we will need to relocate to suitable facilities elsewhere, which could represent a significant expense and harm our results of operations.

We are subject to risks associated with our current and future real estate leases. We lease our executive offices and manufacturing facilities in Burlington, Massachusetts, and we have made, and continue to make, substantial investments in those facilities in order to manufacture our products, and new products we acquire, there. For example, we are currently in the process of building a clean room and making other improvements to our Burlington, Massachusetts facility in order to move the manufacture of XenoSure to that facility. The costs of these improvements are significant and we expect that they will continue through 2013.

The leases for our Burlington facilities expire in 2017. If we are unable to renew those leases on acceptable terms or at all, then we will need to relocate to suitable facilities elsewhere. The costs of relocation could be significant, which could harm our results of operations. Additionally, those new manufacturing facilities would need to be modified to our specifications in order to permit us to manufacture our products, which could be costly, and would need to be certified to certain management system standards in order to enable us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. If we were to lose these certifications, we would no longer be able to sell our products in those countries until we made the necessary corrections to our operations, which could represent a delay in manufacturing and result in losses to us.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 27,289 square foot leased facilities located in Burlington, Massachusetts. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers. Although we possess insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

Our focus on the needs of vascular surgeons could harm our business if interventional cardiologists and interventional radiologists perform a greater percentage of new procedures that replace those procedures traditionally performed by vascular surgeons, or if vascular surgeons increasingly specialize in procedures for which we do not sell devices.

The treatment of peripheral vascular disease is increasingly shifting from open vascular surgery to minimally invasive endovascular procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. The transactions we completed in 2011 have further concentrated our focus on open vascular procedures. For instance, in 2011 we divested a large portion of our endovascular product portfolio, our TAArget Thoracic Stent Graft and our UniFit Abdominal Stent Graft, and further ended our relationship with Endologix, Inc. for distribution of its Powerlink stent graft.

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

If our products are defectively designed, manufactured, or labeled, contain defective components, or are misused, or if our products are found to have caused or contributed to injuries or death, we may become subject to costly litigation by our customers or their patients. Although we offer training for physicians in the use of some of our products, we do not require that physicians be trained in the use of our products, and physicians may use our products incorrectly or in procedures not contemplated by us. We are from time to time involved in product liability claims. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us. Claims of this nature may also adversely affect our reputation, which could damage our position in the market and subject us to product recalls.

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

In January 2004, AdvaMed, the principal United States trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. AdvaMed issued a revised “code of conduct” effective July 1, 2009. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation and state legislation require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants. Various hospital organizations, medical societies and trade associations are establishing their own practices that may require detailed disclosures of relationships between healthcare professionals and medical device companies or ban or restrict certain marketing and sales practices such as gifts and business meals.

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

The FDA has proposed changes for which FDA clearance to market would possibly require clinical data, more extensive manufacturing information and post market data. As part of the 510(k) reform, the FDA proposes to issue regulations defining grounds and procedures for rescission of 510(k) applications that have previously been cleared to market. The FDA may also require the more extensive PMA process for certain products. Our ability to market our products outside the United States is also subject to regulatory approval, including our ability to demonstrate the safety and effectiveness of our products in the clinical setting.

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

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable post market requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may become subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply with any regulatory requirements, it can institute a wide variety of enforcement actions.

We and some of our suppliers must comply with the FDA’s Quality System Regulation, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. The FDA enforces the Quality System Regulation through pre-announced and unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. In December 2011, January 2012, June 2012, October 2012 and March 2013, we underwent audits from our European Notified Body, MHRA, and the FDA. Although the results of these inspections were generally satisfactory, the timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results. If we or one of our suppliers fails a Quality System Regulation inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us, and our operations could be disrupted and our manufacturing delayed.

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

Even after our products have received marketing approval or clearance, our products may be subject to product recalls or product approvals and clearances could be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

Our products, marketing, sales and development activities, and manufacturing processes are subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. These authorities have been increasing their scrutiny of our industry. If those regulatory bodies feel that we have failed to comply with regulatory standards or if we encounter unforeseen problems following initial approval of our products, there can be no assurance that any approval will not be subsequently withdrawn, suspended or conditioned upon extensive post-market study requirements, even after products have received marketing approval or clearance. Further, due to the increased scrutiny of our industry by the various regulatory agencies and the interconnectedness of the various regulatory agencies, particularly within the European Union, there is also no assurance that withdrawal or suspension of any of our product approvals by any single regulatory agency will not precipitate one or more additional regulatory agencies from also withdrawing or suspending approval of any such product.

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of, any of our products, and, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

As a result of the complaints described above, in March 2012, the MHRA issued a Medical Device Alert advising doctors to use caution when implanting our AlboGraft Vascular Grafts. In April 2012, the MHRA and ANSM issued Prohibition Notices, which prohibited our ability to sell AlboGraft Vascular Grafts in the UK and France pending our ability to address the concerns of these regulatory agencies. In July 2012, the ANSM rescinded its Prohibition Notice without qualification, and MHRA rescinded its Prohibition Notice with the qualification that all AlboGraft devices must be tested prior to implant. As of January 1, 2013, the MHRA removed the prior test qualification in the United Kingdom. Although the Prohibition Notices have been lifted and sales have resumed in the United Kingdom and France, they will likely continue to adversely affect sales in these countries, which could adversely affect our results of operations. The United Kingdom and France represented approximately 40% of our AlboGraft Vascular Graft sales volume in 2011. Sales of AlboGraft in the United Kingdom and France were $0.5 million in 2012 compared to $1.0 million in 2011. Additionally, there can be no assurance that additional countries will not also issue their own prohibitions against sales of our AlboGraft devices, which could adversely affect our results of operations.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (PPACA). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law also requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. In 2013, we believe we will pay an excise tax of approximately $0.7 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could harm our operating results and liquidity.

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

Our manufacturing facilities are subject to periodic inspection by European regulatory authorities and Notified Bodies, and we must demonstrate compliance with the Medical Devices Directive. Our most recent periodic inspection by our European Notified Body was in December 2012. Any failure by us to comply with European requirements in this regard may entail our taking corrective action, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with such standards in future audits.

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

Furthermore, the patents associated with the Expandable LeMaitre Valvulotomes will expire in 2015, and our patent applications associated with the Over-The-Wire Valvulotome are still pending (and we cannot predict when they will issue, if at all). Valvulotomes were our highest net sales product line in 2012. With the pending expiration of patents associated with the Expandable LeMaitre Valvulotomes in 2015, it is possible that other manufacturers will attempt to market and sell valvulotomes substantially similar, or identical, to the Expandable LeMaitre Valvulotomes. To the extent any of these manufacturers are successful this could have an adverse impact on our business and harm our sales and operating results.

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

If we believe our product is or may be the subject of a patent with a third party, we may attempt to reach a license agreement with them to manufacture, market, and sell these products. If we fail to reach an agreement with a third party patent holder that covers a product we offer, we could be required to pay significant damages to third parties for past use of the asserted intellectual property and may be forced to cease making or selling products that incorporate the challenged intellectual property.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	public concern as to the safety or efficacy of our products;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to continue our share repurchase program;

•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital;

•	changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism, and responses to such events;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	light volume of trades of our common stock;

•	the discontinuation of a product line or other revenue generating activity, such as our stent grafts;

•	adverse regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	sales of common stock by us or our directors, officers, or principal stockholders;

•	our relatively small public float; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 21,929 square foot leased facilities located in Burlington, Massachusetts. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, and our Asian operations are located at a 2,140 square foot leased facility located in Tokyo, Japan. In addition, we have an Italian sales office located in a 1,400 square foot leased facility located in Milan, Italy, a Spanish sales office located in an 800 square foot leased facility located in Madrid, Spain and a Canadian sales office located in a 1,739 square foot leased facility located in Mississauga, Ontario, Canada.

The leases for our Burlington, Sulzbach, Milan, Madrid, Tokyo and Mississauga facilities expire in 2017, 2016, 2016, 2014, 2013 and 2018, respectively. Based on our current operating plan, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2012, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ National Market for the eight quarters ended December 31, 2012:

	High	Low
Year ended December 31, 2011:
First quarter ended March 31, 2011	$7.26	$6.30
Second quarter ended June 30, 2011	$7.19	$6.33
Third quarter ended September 30, 2011	$7.50	$5.03
Fourth quarter ended December 31, 2011	$6.53	$5.15

Year ended December 31, 2012:
First quarter ended March 31, 2012	$6.20	$5.42
Second quarter ended June 30, 2012	$6.00	$4.79
Third quarter ended September 30, 2012	$6.50	$5.61
Fourth quarter ended December 31, 2012	$6.50	$5.69

Holders of Record

On March 15, 2013, the closing price per share of our common stock was $6.00 as reported on The NASDAQ Global Market, and we had approximately 339 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

On February 24, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the year ended December 31, 2012 is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.02	$309
May 20, 2011	June 6, 2011	$0.02	$310
August 19, 2011	September 6, 2011	$0.02	$310
November 23, 2011	December 6, 2011	$0.02	$308

On February 21, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on April 3, 2013, to stockholders of record at the close of business on March 20, 2013, which will total approximately $0.5 million.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering from December 31, 2007, through the end of LeMaitre’s fiscal year ended December 31, 2012. The graph assumes an investment of $100.00 made on December 31, 2007, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) stocks comprising the NASDAQ Medical Equipment Index and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
LeMaitre Vascular, Inc	100.00	37.23	80.65	109.19	96.68	95.38
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Medical Equipment	100.00	53.91	75.19	78.88	89.14	97.76
Peer Group	100.00	78.78	89.68	100.53	93.38	114.80

LeMaitre’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and NASDAQ and peer group indices as of the close of trading on the last trading day of year presented.

The peer group includes the following companies: AngioDynamics, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Integra Lifesciences Holdings Corporation, Merit Medical Systems Inc., Spectranetics Corp., and Vascular Solutions, Inc.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

In the quarter ending December 31, 2012, we repurchased 5,665 shares of our common stock in conjunction with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
October 1, 2012 through October 31, 2012	—	$—	—	$3,570,591
November 1, 2012 through November 30, 2012	5,665	$6.40	—	$3,570,591
December 1, 2012 through December 31, 2012	—	$—	—	$3,570,591

Total	5,665	$6.40	—	$3,570,591

(1)	For the three months ended December 31, 2012, we repurchased 5,665 shares of our common stock to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009, and 2008 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$56,735	$57,685	$56,060	$50,908	$48,720
Cost of sales	15,867	17,458	14,341	13,604	14,817

Gross profit	40,868	40,227	41,719	37,304	33,903
Operating expenses:
Sales and marketing	20,811	19,375	19,409	17,710	19,762
General and administrative	10,973	11,228	10,506	9,852	9,999
Research and development	5,092	4,425	5,488	5,910	5,328
Restructuring charges	—	2,161	1,816	1,777	1,147
Gain on divestitures	(248)	(735)	—	—	—
Impairment charge	—	83	485	106	597

Total operating expenses	36,628	36,537	37,704	35,355	36,833

Income (loss) from operations	4,240	3,690	4,015	1,949	(2,930)
Other income (expense):
Interest income	78	11	31	38	530
Interest expense	(1)	—	(5)	(26)	(61)
Investment impairment	—	—	—	—	(168)
Foreign currency gain (loss)	(329)	51	(30)	280	(139)
Other income (expense), net	5	—	14	(26)	(53)

Total other income	(247)	62	10	266	109

Income (loss) before income tax	3,993	3,752	4,025	2,215	(2,821)
Provision (benefit) for income taxes	1,422	1,609	(1,988)	617	493

Net income (loss)	$2,571	$2,143	$6,013	$1,598	$(3,314)

Earnings (loss) per share of common stock:
Basic	$0.17	$0.14	$0.38	$0.10	$(0.21)

Diluted	$0.16	$0.13	$0.37	$0.10	$(0.21)

Weighted-average shares outstanding:
Basic	15,194	15,458	15,627	15,687	15,572

Diluted	15,638	15,989	16,114	15,916	15,572

Cash dividends declared per common share	$0.10	$0.08	$—	$—	$—

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,448	$20,132	$22,614	$23,192	$15,895
Marketable securities	—	—	—	808	5,359
Current assets	39,131	39,687	42,911	39,550	37,116
Total assets	63,060	59,687	63,274	56,906	54,399
Current liabilities (excluding revolving line of credit and current portion of long-term debt)	8,394	6,539	10,389	6,548	6,933
Long-term liabilities	1,778	1,060	529	2,145	1,718
Total liabilities	10,172	7,599	10,918	8,693	8,651
Total stockholders’ equity	52,888	52,088	52,356	48,213	45,748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal product lines include the following: balloon catheters, biologic patches, carotid shunts, a contrast injection device, laparoscopic cholecystectomy devices, non-occlusive modeling catheters, radiopaque marking tape, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems. We divested our aortic stent grafts in June 2011 and terminated our distribution of the Endologix products in August 2011.

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

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new markets upon obtainment of regulatory approvals in these markets; and

•	the consolidation of product manufacturing into our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products primarily through a direct sales force. As of December 31, 2012 our sales force was comprised of 81 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, Toronto, Canada, Madrid, Spain, and Milan, Italy. In 2012, approximately 94% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition, for example the markets for biologic patches and valvulotome devices. In the biologic patch market, we believe that we have been able to increase market share. In the valvulotome market, we believe that we have been able to increase selling prices without compromising market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as such as prosthetic polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland effective January 1, 2013. The agreement required us to pay approximately $0.2 million in exchange for the purchase of their customer list for our products, certain customer contracts, sales and marketing transition services, and minimal inventory.

•

In December 2012, we entered into a definitive agreement with Trytech Corporation to terminate its distribution of our products in a certain Japanese territory effective as of April 1, 2013. The agreement required us to pay approximately $0.1 million in exchange for the purchase of their customer list for our products, certain customer contracts, sales and marketing transition services, and minimal inventory.

•	In March 2013, we began shipping directly to our Canadian customers from our sales office in Toronto, Canada.

We anticipate that the expansion of our direct sales organization in Canada and Switzerland will result in increased sales and marketing expenses during 2013.

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

•

In November 2012, we acquired the manufacturing rights manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc, Inc. for $4.6 million, having previously been an exclusive distributor of the XenoSure biologic vascular patch since 2008.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2011, we launched the Over-The-Wire LeMaitre Valvulotome.

•	In December 2012, we completed first-in-man procedures with the MultiTASC device and the 1.5mm LeMaitre Valvulotome. These two products are scheduled to launch in mid-2013.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, MA facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In October 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in manufacturing operations. We have completed the transition of AlboGraft vascular graft manufacturing into our existing corporate headquarters in Burlington, Massachusetts.

•

In May 2011, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in manufacturing operations. We have completed the transition of LifeSpan vascular graft manufacturing into our existing corporate headquarters in Burlington, Massachusetts.

•

In November 2012, we initiated a project to build a third clean room for our newly acquired XenoSure biologic patch. We expect this transition to our Burlington facility to continue into the second half of 2013 resulting in a negative impact to our gross profit. Once the transition is complete, we expect the gross margins on our XenoSure biologic vascular patch to improve beginning in 2014; however, there can be no assurance that these results will be achieved, if at all. Further, the production of the XenoSure biological patch will be our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with the transfer of this patch and there can be no assurance that our current supply agreement with Neovasc will be sufficient to meet sales demand during the transition.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in 2011 we exited the stent graft business, and realized gains of approximately $0.7 million in 2011 and

$0.2 million in 2012 in connection with that exit. We recognized $4.0 million of stent graft related revenue during the year ended December 31, 2011, and also incurred sales, marketing, and research and development expenditures in connection with these product lines. Separately, we recognized $1.1 million and $1.8 million of restructuring expenses in 2011 and 2010, respectively, related to the Biomateriali plant closure and relocation to Burlington, MA.

In late 2011 and again in 2012, we received complaints of the failure of several of our AlboGraft Vascular Grafts. In reaction to those failures, we voluntarily recalled two production lots and implemented corrective actions. Subsequent to those recalls, we received several additional complaints in 2012, which we believe were unrelated to the prior product failures. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs, which we recorded to cost of sales during the year ended December 31, 2011.

As a result of the complaints described above, in March 2012, the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom and the National Security Agency for Medicines and Health Products (ANSM) in France issued Prohibition Notices, which prohibited our ability to sell AlboGraft Vascular Grafts in these countries pending our ability to address their concerns. In July 2012, the ANSM rescinded its Prohibition Notice without qualification, and the MHRA rescinded its Prohibition Notice with the qualification that all AlboGraft devices must be tested prior to implant. As of January 1, 2013, the MHRA removed the prior test qualification in the United Kingdom. The United Kingdom and France represented approximately 40% of our AlboGraft Vascular Graft sales volume in 2011. Sales of AlboGraft in the United Kingdom and France were $1.0 million for the year ended December 31, 2011 and $0.5 million for the year ended December 31, 2012. As of December 31, 2012, we have approximately $2.7 million of inventory and $0.5 million of intangible assets related to the AlboGraft Vascular Graft. See “Risk Factors” for the risks associated with the regulatory environment in which we operate.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2012, approximately 33% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily generated by shipments to distributors who, in turn, sell to hospitals and clinics. In those cases where our products are held on consignment at a hospital or clinic, we generate sales at the time the product is used in surgery rather than at shipment.

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

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned German, French, Italian, Spanish, and Japanese subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States, Germany, France, Italy, Spain, Switzerland, and Japan, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S tax reporting purposes.

Results of Operations

Comparison of the year ended December 31, 2012, to the year ended December 31, 2011

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

	2012	2011	$ Change	Percent change
	($ in thousands)
Net sales	$56,735	$57,685	$(950)	(2%)
Net sales by geography:
Americas	$38,273	$36,958	$1,315	4%
International	18,462	20,727	(2,265)	(11%)

Total	$56,735	$57,685	$(950)	(2%)

Net sales. Net sales decreased 2% to $56.7 million in 2012 from $57.7 million in 2011. Divestitures, primarily of the TAArget and UniFit stent graft product lines as well as the termination of the Endologix aortic stent graft distribution agreement, resulted in a decrease in sales of 8% from the prior year. Changes in foreign currency exchange rates reduced year over year sales by 2%.

Net sales decreases of $1.0 million in 2012 were primarily driven by the 2011 divestiture of our stent graft product lines which accounted for $4.0 million of sales during 2011, a $0.6 million decrease in polyester graft sales, and a weakening of the Euro, which negatively impacted sales by $1.3 million. These decreases were partially offset by higher average selling prices across nearly all product lines, increased sales in biologic patches of $2.0 million, increased sales of radiopaque tape of $0.6 million and increased sales of catheters of $0.5 million, which was partially driven by selected pricing discounts in new geographies.

Direct-to-hospital net sales were 94% of net sales in 2012, compared to 93% in 2011.

Net sales by geography. Net sales in the Americas increased $1.3 million to $38.3 million in 2012. The increase was largely the result of higher average selling prices across nearly all product lines, as well as increased sales of biologic patches, radiopaque tape of $0.5 million, catheters of $0.3 million, and vascular closure systems of $0.2 million. These increases were partially offset by the divestiture of our stent graft product lines which accounted for $0.5 million in 2011. International net sales decreased $2.3 million to $18.5 million in 2012. The decrease was primarily driven by the divestiture of our stent graft product lines which accounted for $3.5 million in 2011, a decrease in polyester graft sales, and the negative effects of foreign currency exchange rates, which were partially offset by increased sales of biologic patches of $1.1 million and catheters of $0.3 million. Biologic patches became available for sale in Europe in July 2011.

In April 2012, the regulatory agencies in the United Kingdom and France issued Prohibition Notices which prohibited us from selling our AlboGraft polyester grafts in those countries until further notice. In July 2012, the regulatory agencies substantially rescinded the Prohibition Notices allowing the products to return to market. See “Overview” above for a further discussion regarding these notices. Sales of AlboGraft in France and the United Kingdom were $0.5 million in 2012 compared to $1.0 million in 2011.

International direct-to-hospital net sales were 85% in 2012 compared to 82% in 2011. The increase was primarily driven by distributor terminations in Spain and Denmark in 2011.

	2012	2011	$ Change	Percent change
	($ in thousands)
Gross profit	$40,868	$40,227	$641	2%
Gross margin	72.0%	69.7%	*	2.3%

*	Not applicable

Gross profit. Gross profit increased $0.6 million to $40.9 million in 2012 from $40.2 million in 2011, while our gross margin increased 2.3% to 72.0%. The gross margin increase was largely the result of a reduction in costs related to the closure of our factory in Brindisi, Italy in March 2011, a reduction in costs associated with the 2011 manufacturing start-up and transition activities related to the AlboGraft and Lifespan product lines, increased selling prices across most of our product lines, and favorable product and geographic mix driven largely by our exit from stent grafts. The gross margin increase was partially offset by manufacturing inefficiencies as well as increased sales of XenoSure. The gross profit increase was largely the result of the increase in the gross margin, which was partially offset by our exit from the stent graft product lines, which generated $4.0 million of revenue in 2011.

In November 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch, which we expect will negatively affect gross profit in 2013 as we transition production to our Burlington facility. We expect to realize efficiencies, which may improve XenoSure gross margins beginning in 2014.

	2012	2011	$ change	Percent change	2012 as a % of Revenue	2011 as a % of Revenue
	($ in thousands)
Sales and marketing	$20,811	$19,375	$1,436	7%	37%	34%
General and administrative	10,973	11,228	(255)	(2%)	19%	19%
Research and development	5,092	4,425	667	15%	9%	8%
Restructuring charges	—	2,161	(2,161)	(100%)	0%	4%
Gain on divestitures	(248)	(735)	487	*	*	*
Impairment charge	—	83	(83)	*	*	*

	$36,628	$36,537	$91	0%	65%	63%

*	Not a meaningful percentage.

Commencing in 2013, we will be subject to a 2.3% medical device excise tax on sales within the United States. We estimate this tax to negatively affect income from operations by approximately $0.7 million.

Sales and marketing. Sales and marketing expenses were $20.8 million in 2012 compared to $19.4 million in 2011. As a percentage of net sales, sales and marketing expenses were 37% in 2012, up 3% from the prior year. Selling expenses increased $1.0 million while marketing expenses increased by $0.4 million. The increase in selling expenses was primarily driven by increased sales personnel compensation of $0.8 million and $0.2 million of additional sales meetings and travel costs. These increases were partially offset by $0.2 million of 2011 transition services related to the LifeSpan acquisition and the buy-out of our former Spanish distributor. Marketing expense increases were largely driven by $0.3 million of additional advertising costs. Changes in foreign currency exchange rates reduced 2012 expenses by $0.6 million compared to the prior year period. At December 31, 2012, we employed 81 sales representatives worldwide, compared to 78 in the prior year period. We plan to increase the size of our sales force in 2013, primarily related to the hiring of additional Canadian sales representatives, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. General and administrative expenses decreased 2% to $11.0 million in 2012 from $11.2 million in 2011. The decrease was largely driven by a decrease in compensation costs of $0.3 million, the closure of our Biomateriali facility in March 2011, which incurred general and administrative costs of $0.1 million in the prior year period, and by changes in foreign currency exchange rates of $0.3 million. These decreases were partially offset by the settlement of an employee matter of $0.1 million and bad debt expense relating to certain European markets of $0.1 million. As a percentage of net sales, general and administrative expenses were 19% in both 2012 and 2011. We expect general and administrative expenses to increase in 2013 primarily due to our direct sales efforts in Canada.

Research and development. Research and development expenses increased 15% to $5.1 million in 2012 from $4.4 million in 2011. As a percentage of net sales, research and development expenses increased to 9% in 2012 from 8% in 2011. Product development expenses increased $1.0 million primarily due to increased product engineer compensation and additional testing and sample costs. Clinical and regulatory expenses increased $0.1 million, primarily due to an increase in compensation expenses. Process engineering expenses decreased $0.2 million. Royalty expenses decreased $0.2 million, primarily due to our exit from our stent graft product lines. We expect research and development costs to increase marginally in 2013 as we continue to invest in new product development efforts.

Restructuring. We did not incur restructuring charges in 2012 compared to $2.2 million of restructuring charges in the prior year. In 2011, we closed our Biomateriali manufacturing facility in Brindisi, Italy and transitioned production to our existing corporate headquarters in Burlington, Massachusetts. In 2011, we also closed our Lifespan manufacturing facility in Laguna Hills, California and transitioned production to Burlington. Finally, we terminated our Spanish and Danish distribution agreements and reorganized our European administrative and sales personnel as a result of our exit from the stent graft business in 2011.

Gain on divestitures. In 2012, we recognized a gain on divestitures of $0.2 million resulting from payments on a promissory note related to the divestiture of our TAArget and UniFit stent graft product lines to Duke Vascular, Inc. in 2011. In July 2011, we terminated our Endologix distribution agreement for $1.3 million and recognized a gain of $0.7.

Impairment charges. We did not incur impairment charges in 2012. We incurred $0.1 million of impairment charges in 2011 related to patents deemed to have no value based on future expected economic benefits.

Other income (expense). Foreign exchange losses for 2012 were $0.3 million compared to foreign exchange gains for 2011 of $51,000. Foreign exchange gains were due to the comparative strengthening of the U.S. dollar versus the euro during the year. Net interest income and other income (expense) increased by approximately $67,000 primarily due to the interest earned from the promissory note related to our stent graft divestiture in 2011.

Income tax expense. We recorded a provision for taxes of $1.4 million on pre-tax income of $4.0 million in 2012 compared to $1.6 million on pre-tax income of $3.8 million in 2011. The 2012 provision was comprised of Federal tax in the United States of $1.4 million, state taxes of $0.1 million and a net foreign tax benefit of $0.1 million. The 2011 provision was comprised of Federal tax in the United States of $1.1 million, taxes in certain foreign subsidiaries that are profitable of $0.4 million and state taxes of $0.1 million. Our effective tax rate differed from the U.S. statutory tax rate in 2012 principally due to permanent items, changes in our valuation allowances, specific manufacturing deductions, state taxes, and release of uncertain tax position reserves. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2012, we will continue to carry a valuation allowance against $3.1 million of deferred tax assets, principally foreign net operating loss carry-forwards, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate in 2013 will be comparable to our effective tax rate in 2012. We will be able to utilize Federal research and development tax credits in 2013 from both 2012 and 2013 as a result of legislation enacted in January 2013.

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

Sales increases in 2011 were largely driven by higher average selling prices across nearly all product lines, as well as stronger sales of biologic patches of $0.9 million, catheters of $0.6 million and vessel closure systems of $0.5 million, in addition to full-year LifeSpan vascular graft sales and favorable changes in foreign currency exchange rates. These gains were partially offset by a $2.6 million decrease in stent grafts, primarily due to the decline of, and subsequent exit from, these product lines.

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

	2011	2010	$ change	Percent change	2011 as a % of Revenue	2010 as a % of Revenue
	($ in thousands)
Sales and marketing	$19,375	$19,409	$(34)	0%	34%	35%
General and administrative	11,228	10,506	722	7%	19%	19%
Research and development	4,425	5,488	(1,063)	(19%)	8%	10%
Restructuring charges	2,161	1,816	345	19%	4%	3%
Gain on divestitures	(735)	—	(735)	*	*	*
Impairment charge	83	485	(402)	*	*	*

	$36,537	$37,704	$(1,167)	(3%)	63%	67%

*	Not a meaningful percentage.

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

Gain on divestitures. In July 2011, we terminated our Endologix distribution agreement for $1.3 million, and recognized a gain of $0.7 million as a result of the transaction.

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

Liquidity and Capital Resources

At December 31, 2012, our cash, cash equivalents and marketable securities were $16.4 million as compared to $20.1 million at December 31, 2011. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of December 31, 2012. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions, and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings, and funds generated from our operations.

For the year ended December 31, 2012, we recognized operating income of $4.2 million. For the year ended December 31, 2011, we recognized operating income of $3.7 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	payments associated with U.S income and other taxes, such as the medical device tax which we estimate will be approximately $0.7 million in 2013;

•	the costs associated with the facility build out and manufacturing transfer related to the acquisition of the XenoSure manufacturing rights;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments; and

•	the number, timing, and nature of acquisitions and other strategic transactions

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

Italian loan and grant

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provided funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. The Italian government informed us the loan and grant will become due in full as a result of the Biomateriali S.r.l plant closure. As a result, in December 2011, we incurred approximately $0.1 million of restructuring charges related to additional interest and penalties charges, and we made the final payment to the Italian government of $0.5 million in December 2011. In 2010, we had previously recorded approximately $0.3 million of restructuring charges related to the expected repayment of the grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties.

Cash Flows

	Year ended December 31,		Net Change
	2012	2011
Cash and cash equivalents	$16,448	$20,132	$(3,684)
Cash flows provided by (used in):
Operating activities	$4,722	$3,170	$1,552
Investing activities	(5,198)	(1,822)	(3,376)
Financing activities	(3,157)	(3,800)	643

Operating activities. Net cash provided by operating activities was $4.7 million in 2012 and consisted of $2.6 million in net income, adjusted for non-cash items of $4.9 million (including depreciation and amortization of $2.2 million, stock-based compensation of $1.2 million, and provision for inventory write-offs of $0.9 million), and net cash used by changes in working capital of $2.7 million. The net cash used by changes in working capital was principally the result of increased inventories of $3.7 million and partially offset by increased accounts payables.

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

Investing activities. Net cash used in investing activities was $5.2 million in 2012. This was due to the $4.4 million of acquisition related payments, primarily related to the XenoSure biologic patch acquisition, certain distributor buyouts, and the purchase of new property and equipment of $1.2 million. These cash uses were partially offset by a $0.5 million repayment of a promissory note from Duke Vascular related to our stent graft divestiture in 2011.

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

Financing activities. Net cash used in financing activities was $3.2 million in 2012. This was primarily due to the purchase of $1.7 million of treasury stock under our stock repurchase plan, payment of common stock dividends of $1.5 million, and the purchase of $0.3 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings, and was partially offset by $0.4 million received from the exercise of stock options. As of December 31, 2012, we were able to purchase up to an additional $3.6 million of common stock through December 31, 2013 under our stock repurchase plan.

Net cash used in financing activities was $3.8 million in 2011. This was primarily due to the purchase of $1.9 million of treasury stock under our stock repurchase plan, payment of common stock dividends of $1.2 million, and the purchase of $0.3 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings, and was partially offset by $0.1 million received from the exercise of stock options.

Dividends. On February 24, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the year ended December 31, 2012 is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.02	$309
May 20, 2011	June 6, 2011	$0.02	$310
August 19, 2011	September 6, 2011	$0.02	$310
November 23, 2011	December 6, 2011	$0.02	$308

On February 21, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on April 3, 2013, to stockholders of record at the close of business on March 20, 2013, which will total approximately $0.5 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of December 31, 2012:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$4,032	$1,158	$1,763	$1,106	$5
Purchase commitments for inventory	1,516	1,511	5	—	—

Total contractual obligations	$5,548	$2,669	$1,768	$1,106	$5

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2017; our Toronto, Ontario, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2013; our Milan, Italy office, expiring in 2016; and our Madrid, Spain office, expiring in 2014. They also include automobile and equipment leases.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2012 our receivables in Italy and Spain totaled $1.3 million and $0.3 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2012, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

Stock-based Compensation

We recognize, as expense, the estimated fair value of stock options to employees which is determined using the Black-Scholes option pricing model. We have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that we grant stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Historical data on exercise patterns is the basis for estimating the expected life of an option. The expected annual dividend rate was calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

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

Share-based compensation charges are recorded net of the estimated forfeitures based upon historical rates and will be adjusted in future periods to reflect the results of actual forfeitures and vesting. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $1.2 million in connection with share-based payment awards for the year ended December 31, 2012. The future expense of non-vested share-based awards of approximately $2.3 million is to be recognized over a weighted-average period of 3.3 years. During 2012, we granted stock options at a weighted average fair value of $2.91 and restricted stock units with weighted average fair value of $6.23.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $13.7 million and $11.9 million as of December 31, 2012 and 2011, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 1 to 15 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period identified. We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $5.2 million as of December 31, 2012, and $3.0 million as of December 31, 2011. We recognized impairment charges on our intangible assets of $0.1 million in 2011 and $0.5 million in 2010.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2012, 2011, and 2010, we were not subject to any material litigation, claims or assessments.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $3.1 million and $4.4 million as of December 31, 2012 and 2011, respectively.

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

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective in 2013. We believe the adoption of this standard, which is related to disclosure only, will not have an impact on our results of operations or financial position.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at reasonable assurance levels.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Pursuant to Item 308 of Regulation S-K, this management’s report on internal control over financing reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There was no change in the our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Not Applicable.

PART III

The information responsive to this item is incorporated by reference herein from the information to be contained in our 2013 definitive proxy statement (2013 Definitive Proxy Statement) for the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2012.

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in the 2013 Definitive Proxy Statement.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2013 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2012. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,290,991	$5.60	1,028,667
Equity compensation plans not approved by security holders	—	—	—

Total	2,290,991	$5.60	1,028,667

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2013 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Ratification of Independent Registered Public Accounting Firm” in our 2013 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Comprehensive Income

(v)	Consolidated Statements of Changes in Stockholders’ Equity

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	3.1

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	3.2

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	3.3

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	4.1

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	10.1

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	10.2

10.3	Director Compensation Policy	10-K	3/27/12	10.27

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	10.7

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	10.8

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	10.24

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	10.10

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.11

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.12

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.13

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.14

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	10.1

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	10.17

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	99.1

10.15†	Management Incentive Compensation Plan	8-K	4/27/07	10.1

10.16	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	10.1

10.17	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	10.1

10.18	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	10.36

10.19†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	10.37

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	10.38

10.21†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	10.39

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.22	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.23	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

10.24	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.28

10.25	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.29

10.26	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant.				X

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2013.

LEMAITRE VASCULAR

By:	/s/ GEORGE W. LEMAITRE
George W. LeMaitre, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. LEMAITRE George W. LeMaitre	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2013

/s/ JOSEPH P. PELLEGRINO, JR. Joseph P. Pellegrino, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2013

/s/ RUSSELL D. HAYS Russell D. Hays	Director	March 27, 2013

/s/ LAWRENCE J. JASINSKI Lawrence J. Jasinski	Director	March 27, 2013

/s/ CORNELIA W. LEMAITRE Cornelia W. LeMaitre	Vice President, Human Resources and Director	March 27, 2013

/s/ JOHN J. O’CONNOR John J. O’Connor	Director	March 27, 2013

/s/ DAVID B. ROBERTS David B. Roberts	President and Director	March 27, 2013

/s/ WILLIAM N. THORNDIKE, JR. William N. Thorndike, Jr.	Director	March 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeMaitre Vascular, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 27, 2013

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,448	$20,132
Accounts receivable, net of allowances of $326 at December 31, 2012, and $211 at December 31, 2011	9,048	8,541
Inventory	10,859	8,003
Prepaid expenses and other current assets	2,776	3,011

Total current assets	39,131	39,687
Property and equipment, net	4,544	4,661
Goodwill	13,749	11,917
Other intangibles, net	5,191	2,985
Deferred tax assets	273	6
Other assets	172	431

Total assets	$63,060	$59,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,060	$981
Accrued expenses	6,777	5,539
Acquisition-related obligations	557	19

Total current liabilities	8,394	6,539
Deferred tax liabilities	1,673	989
Other long-term liabilities	105	71

Total liabilities	10,172	7,599
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,539,621 shares at December 31, 2012, and 16,303,155 shares at December 31, 2011	165	163
Additional paid-in capital	64,694	64,619
Accumulated deficit	(3,869)	(6,440)
Accumulated other comprehensive loss	(433)	(606)
Treasury stock, at cost; 1,323,537 shares at December 31, 2012, and 975,700 shares at December 31, 2011	(7,669)	(5,648)

Total stockholders’ equity	52,888	52,088

Total liabilities and stockholders’ equity	$63,060	$59,687

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net sales	$56,735	$57,685	$56,060
Cost of sales	15,867	17,458	14,341

Gross profit	40,868	40,227	41,719
Sales and marketing	20,811	19,375	19,409
General and administrative	10,973	11,228	10,506
Research and development	5,092	4,425	5,488
Restructuring charges	—	2,161	1,816
Gain on divestitures	(248)	(735)	—
Impairment charges	—	83	485

Total operating expenses	36,628	36,537	37,704

Income from operations	4,240	3,690	4,015
Other income (expense):
Interest income	78	11	31
Interest expense	(1)	—	(5)
Foreign currency gain (loss)	(329)	51	(30)
Other income, net	5	—	14

Income before income taxes	3,993	3,752	4,025
Provision (benefit) for income taxes	1,422	1,609	(1,988)

Net income	$2,571	$2,143	$6,013

Earnings per share of common stock:
Basic	$0.17	$0.14	$0.38

Diluted	$0.16	$0.13	$0.37

Weighted-average shares outstanding:
Basic	15,194	15,458	15,627

Diluted	15,638	15,989	16,114

Cash dividends declared per common share	$0.10	$0.08	$—

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$2,571	$2,143	$6,013
Other comprehensive income:
Foreign currency translation adjustment, net	173	(177)	(519)
Unrealized loss on available for sale securities	—	—	(4)

Total other comprehensive income	173	(177)	(523)

Comprehensive income	$2,744	$1,966	$5,490

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	15,911,619	$159	$63,475	$(14,596)	$94	210,938	$(919)	$48,213
Net income				6,013				6,013
Other comprehensive income					(523)			(523)
Issuance of common stock for stock options exercised	73,497	1	130					131
Vested restricted stock units	132,085	1						1
Tax benefits from stock-based compensation awards			70					70
Stock based compensation expense			967					967
Repurchase of common stock at cost						426,978	(2,516)	(2,516)

Balance at December 31, 2010	16,117,201	$161	$64,642	$(8,583)	$(429)	637,916	$(3,435)	$52,356

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2010	16,117,201	$161	$64,642	$(8,583)	$(429)	637,916	$(3,435)	$52,356
Net income				2,143				2,143
Other comprehensive income					(177)			(177)
Issuance of common stock for stock options exercised	56,751	1	67					68
Vested restricted stock units	129,203	1						1
Tax benefits from stock-based compensation awards			50					50
Stock based compensation expense			1,097					1,097
Repurchase of common stock at cost						337,784	(2,213)	(2,213)
Common stock cash dividend paid			(1,237)					(1,237)

Balance at December 31, 2011	16,303,155	$163	$64,619	$(6,440)	$(606)	975,700	$(5,648)	$52,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	16,303,155	$163	$64,619	$(6,440)	$(606)	975,700	$(5,648)	$52,088
Net income				2,571				2,571
Other comprehensive income					173			173
Issuance of common stock for stock options exercised	113,207	1	357					358
Vested restricted stock units	123,259	1						1
Tax benefits from stock-based compensation awards			23					23
Stock based compensation expense			1,213					1,213
Repurchase of common stock at cost						347,837	(2,021)	(2,021)
Common stock cash dividend paid			(1,518)					(1,518)

Balance at December 31, 2012	16,539,621	$165	$64,694	$(3,869)	$(433)	1,323,537	$(7,669)	$52,888

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Operating activities
Net income	$2,571	$2,143	$6,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,234	2,037	1,376
Stock-based compensation	1,213	1,097	967
Impairment charges	—	83	485
Provision for losses in accounts receivable	153	56	55
Provision for inventory write-downs	863	1,011	836
Provision (benefit) for deferred income taxes	287	1,159	(2,380)
Gain on divestitures	(248)	(735)	—
Tax benefits from stock-based compensation awards	(23)	(50)	(70)
Loss on disposal of property and equipment	8	30	51
Non cash restructuring charges	—	732	108
Foreign currency transaction gain (loss)	369	(156)	37
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(640)	(174)	(972)
Inventory	(3,725)	(998)	(1,735)
Prepaid expenses and other assets	303	105	(846)
Accounts payable and other liabilities	1,357	(3,170)	3,127

Net cash provided by operating activities	4,722	3,170	7,052

Investing activities
Purchases of property and equipment	(1,209)	(2,021)	(2,471)
Payments related to acquisitions	(4,373)	(1,151)	(3,520)
Receipts related to divestitures	500	1,414	40
Purchase of technology and licenses	(116)	(64)	(87)
Sales and maturities of marketable securities	—	—	803

Net cash used in investing activities	(5,198)	(1,822)	(5,235)

Financing activities
Proceeds from issuance of common stock	359	69	132
Purchase of treasury stock	(2,021)	(2,213)	(2,516)
Tax benefits from stock-based compensation awards	23	50	70
Common stock cash dividend paid	(1,518)	(1,237)	—
Payments of Italian government loan and grant	—	(469)	(21)

Net cash used in financing activities	(3,157)	(3,800)	(2,335)
Effect of exchange rate changes on cash and cash equivalents	(51)	(30)	(60)

Net decrease in cash and cash equivalents	(3,684)	(2,482)	(578)
Cash and cash equivalents at beginning of year	20,132	22,614	23,192

Cash and cash equivalents at end of year	$16,448	$20,132	$22,614

Supplemental disclosures of cash flow information (see Note 14).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. In addition, we held rights to exclusively distribute in the United States, Canada, and most of Europe a biologic vascular patch manufactured by a third party. In October 2012, we acquired this product line and the associated manufacturing rights. Our offices are located in Burlington, Massachusetts, Toronto, Ontario, Canada, Sulzbach, Germany, Milan, Italy, Madrid, Spain, and Tokyo, Japan.

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

Research and Development Expense

Research and development costs, principally salaries, laboratory testing, and supplies, are expensed as incurred and also include royalty payments associated with licensed and acquired intellectual property.

Shipping and Handling Costs

Shipping and handling fees paid by customers are recorded within net sales, with the related expense recorded in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred and are included as a component of sales and marketing expense in the accompanying consolidated statements of operations. Advertising costs are as follows:

	Year ended December 31,
	2012	2011	2010
		(in thousands)
Advertising expense	$406	$284	$316

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2012 our receivables in Italy and Spain totaled $1.3 million and $0.3 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2012, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

We write off accounts receivable when they become uncollectible. Such credit losses have historically been within our expectations and allowances. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectability. The provision for the allowance for doubtful accounts is recorded in general and administrative expenses. The following is a summary of our allowance for doubtful accounts and sales returns:

	Balance at Beginning of Period	Additions Charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2012	$211	$153	$38	$326
Year ended December 31, 2011	184	56	29	211
Year ended December 31, 2010	159	55	30	184

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

As a result of the AlboGraft Vascular Graft Prohibition Notices discussed in Note 8, we assessed the AlboGraft intangible assets by performing a recoverability test which determined that the future cash flows associated AlboGraft Vascular Grafts significantly exceeded our $0.5 million carrying value of AlboGraft related intangible assets. As a result, we concluded the intangible assets were not impaired as of December 31, 2012.

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

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2012, 2011, or 2010.

Other Intangible Assets

Other intangible assets consist primarily of patents, trademarks, technology licenses, and customer relationships acquired in connection with business acquisitions and asset acquisitions and are amortized over their estimated useful lives, ranging from 1 to 15 years.

Stock-based Compensation

We recognize, as expense, the estimated fair value of stock options to employees which is determined using the Black-Scholes option pricing model. We have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that we grant stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Historical data on exercise patterns is the basis for estimating the expected life of an option. The expected annual dividend rate was calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

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

Share-based compensation charges are recorded net of the estimated forfeitures based upon historical rates and will be adjusted in future periods to reflect the results of actual forfeitures and vesting. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2012, 2011, and 2010, we were not subject to any material litigation or claims and assessments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income.

Accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $0.4 million and $0.6 million as of December 31, 2012 and 2011, respectively.

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

Earnings per Share

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$2,571	$2,143	$6,013

Weighted average shares outstanding	15,194	15,458	15,627

Basic earnings per share	$0.17	$0.14	$0.38

Diluted:
Net income available for common stockholders	$2,571	$2,143	$6,013

Weighted-average shares outstanding	15,194	15,458	15,627
Common stock equivalents, if dilutive	444	531	487

Shares used in computing diluted earnings per common share	15,638	15,989	16,114

Diluted earnings per share	$0.16	$0.13	$0.37

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	106	355	58

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

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective in 2013. We believe the adoption of this standard, which is related to disclosure only, will not have an impact on our results of operations or financial position.

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

The purchase price for this acquisition was $2.8 million. We paid Angiotech $2.5 million at the closing of the acquisition. We paid the remaining $0.3 million in November 2011. We accounted for the acquisition as a business combination. The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

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

We paid Edwards $1.0 million on the closing date and paid $0.2 million in March 2011. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. As such, we recorded $0.6 million of inventory and $0.5 million of intangible assets. The weighted-average amortization period for these intangibles as of December 31, 2010 was 4.4 years. In addition, we recorded $0.1 million as prepaid transition services which were amortized over its contractual life of three months.

XenoSure Manufacturing and Distribution Rights

In October 2012, we entered into an Asset Purchase Agreement (the Neovasc Agreement) with Neovasc, Inc. and its subsidiary, Neovasc Medical Inc. (collectively Neovasc) to acquire the manufacturing and distribution rights of the XenoSure biologic vascular patch. Previously, we were the exclusive distributor of the XenoSure biologic vascular patch through January 26, 2016 and held an option to purchase the manufacturing and distribution rights. Assets acquired in October 2012 include intellectual property, manufacturing know-how, and a five year non-compete agreement. Other provisions of the Neovasc Agreement include transitional assistance from Neovasc and mutual indemnification for losses arising out of or relating to certain breaches of, and misrepresentations under, the Neovasc Agreement. Additionally, we have entered into a supply agreement with Neovasc while we transition manufacturing to our Burlington facility.

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. The remaining $0.3 million is payable in October 2013. We accounted for the acquisition as a business combination. The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current Assets	$12
Intangible assets	2,756
Goodwill	1,832

Total assets acquired	4,600
Total liabilities assumed	—

$4,600

The goodwill of $1.8 million will be deductible for tax purposes over 15 years.

Of the $2.8 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Patents	$2,450	13.0 years
Non-compete agreement	306	5.0 years

Total intangible assets	$2,756

Cardiva, S.L. Distribution Agreement

In December 2010, we entered into a definitive agreement with Cardiva, S.L. (Cardiva) to terminate its distribution of our products in Spain and to acquire certain assets and rights from Cardiva effective as of June 30, 2011. We paid approximately $1.2 million in exchange for this early termination, the purchase of their Spanish customer list for our products, certain customer contracts, their provision of sales and marketing services, and most of their remaining inventory. We recorded $0.4 million of intangible assets, recognized a $0.5 million restructuring charge related to the early termination of the distribution agreement, expensed $0.1 million of transition services as selling expense, and recorded $0.3 million of inventory. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of June 30, 2011 was 5.5 years. Additionally, we entered into a one-year consulting agreement beginning July 1, 2011 with an employee of Cardiva for $0.2 million which had been paid in full as of December 31, 2011.

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

Schaublin Medica SA Distribution Agreement

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price is due in three equal installments with the first paid in October 2012 and the remaining two payments due in January 2013 and January 2014. We recorded $0.1 million of intangible assets and recognized a $0.1 million of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 is 7.0 years.

TryTech Distribution Agreement

In December 2012, we entered into a definitive agreement with TryTech Corporation (TryTech) to terminate its distribution of our products in a certain Japanese territory and to acquire certain assets and rights from TryTech effective as of April 1, 2013 for $0.1 million. The purchase price is due in three equal installments with the first paid in December 2012 and the remaining two payments due in March 2013 and March 2014. We recorded $0.1 million of intangible assets and recognized $20,000 of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 is 3.0 years.

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

TAArget and UniFit Stent Grafts

On June 30, 2011, we sold our TAArget and UniFit stent graft product lines to Duke Vascular, Inc. (Duke). In exchange for consideration of approximately $0.1 million in cash and a $0.5 million promissory note, Duke received most of our existing inventory, tangible and intangible assets, and a customer list associated with the product lines. In addition, Duke assumed our future obligations associated with the UNITE and ENTRUST clinical trials. We received the initial cash payment on June 30, 2011. The $0.5 million promissory note bore interest at 7% and was payable on June 30, 2012. We recorded the estimated fair value of the promissory note as $0.2 million receivable in other long term assets. As a result of this transaction we recorded a net charge of approximately $0.4 million in cost of sales during the year ended December 31, 2011. In 2012, we received $0.5 million which was applied to the outstanding promissory note balance of $0.2 million, interest income, and as a gain on divestiture of $0.3 million.

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

The fair market valuations associated with the Lifespan, XenoSure, Cardiva, Marcom, Schaublin, TryTech, and Duke transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates.

3. Inventory

Inventory consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Raw materials	$2,471	$2,034
Work-in-process	2,084	1,308
Finished products	6,304	4,661

Total inventory	$10,859	$8,003

We held inventory on consignment of $0.7 million and $0.5 million as of December 31, 2012 and 2011, respectively.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Computers and equipment	$2,196	$2,007
Machinery and equipment	5,599	5,077
Leasehold improvements	2,968	2,949

Gross property and equipment	10,763	10,033
Less accumulated depreciation	(6,219)	(5,372)

Property and equipment, net	$4,544	$4,661

Depreciation expense is as follows:

	Year ended December 31,
	2012	2011	2010
		(in thousands)
Depreciation expense	$1,319	$1,047	$693

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$11,917	$11,917
Additions for acquisitions	1,832	—

Balance at end of year	$13,749	$11,917

Other intangibles consist of the following:

	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
	(in thousands)
Patents	$5,108	$1,339	$3,769	$2,546	$909	$1,637
Trademarks and technology licenses	1,157	821	336	1,154	723	431
Customer relationships	1,757	1,001	756	1,528	712	816
Other intangible assets	673	343	330	332	231	101

Total identifiable intangible assets	$8,695	$3,504	$5,191	$5,560	$2,575	$2,985

These assets are being amortized over useful lives ranging from 1 to 15 years. The weighted-average amortization period for these intangibles as of December 31, 2012, is 6.3 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Amortization expense	$915	$990	$683

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2012, is as follows:

	Year ended December 31,
	2013	2014	2015	2016	2017
	(in thousands)
Amortization expense	$1,051	$870	$660	$563	$320

6. Financing Arrangements

As part of the purchase of Biomateriali S.r.l., we assumed a loan from the Italian government under a program that provided funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. The loan and grant became due in full as a result of the Biomateriali S.r.l. plant closure. As a result, in December 2011, we incurred approximately $0.1 million of restructuring charges related to additional interest and penalties charges, and we made the final payment to the Italian government of $0.5 million in December 2011. In 2010, we had previously recorded approximately $0.3 million of restructuring charges related to the expected repayment of the grants, the imputed interest on the outstanding loan balance, and certain additional interest and penalties.

7. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Compensation and related taxes	$3,860	$3,250
Income and other taxes	963	530
Restructuring	—	101
Professional fees	521	360
Other	1,433	1,298

Total	$6,777	$5,539

8. Commitments and Contingencies

Leases

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2012 and 2011. Rent expense was as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Rent expense	$1,030	$1,182	$1,089

At December 31, 2012, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	Year ended December 31,
	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Operating leases	$1,158	$934	$829	$615	$491	$5

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $1.5 million of inventory through 2016. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

Other Commitments

In 2007, we purchased certain patent applications and in-process research and development which included earn-out payments associated with the commercialization of The UnBalloon Non-Occlusive Modeling Catheter in the European Union and the United States as part of the consideration. The earn-out payments are payable quarterly at approximately the rate of two times sales for the four quarters. The European earn-out period was measured from December 23, 2009 through December 22, 2010. We recorded an intangible asset of approximately $27,000 related to earn-out payments made on European sales. The United States earn-out period was measured from January 1, 2012 through December 31, 2012. We recorded an intangible asset of approximately $0.1 million related to earn-out payments made on United States sales. We consider the earn-out payments associated with the commercialization of the products in Europe and the United States to be contingent consideration that were recorded as additional intangible assets in the periods that the contingency was resolved.

AlboGraft Recall

In late 2011 and again in 2012, we received complaints of the failure of several of our AlboGraft Vascular Grafts. In reaction to those failures, we voluntarily recalled two production lots and implemented corrective actions. Subsequent to those recalls, we received several additional complaints in 2012, which we believe were unrelated to the prior product failures. As a result of the recalled lots, we recognized $0.2 million of inventory write-offs, which we recorded to cost of sales during the year ended December 31, 2011.

As a result of the complaints described above, in March 2012, the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom and the National Security Agency for Medicines and Health Products (ANSM) in France issued Prohibition Notices, which prohibited our ability to sell AlboGraft Vascular Grafts in these countries pending our ability to address their concerns. In July 2012, the ANSM rescinded its Prohibition Notice without qualification, and the MHRA rescinded its Prohibition Notice with the qualification that all AlboGraft devices must be tested prior to implant. As of January 1, 2013, the MHRA removed the prior test qualification in the United Kingdom. The United Kingdom and France represented approximately 40% of our AlboGraft Vascular Graft sales volume in 2011. Sales of AlboGraft in the United Kingdom and France were $1.0 million for the year ended December 31, 2011 and $0.5 million for the year ended December 31, 2012. As of December 31, 2012, we have approximately $2.7 million of inventory and $0.5 million of intangible assets related to the AlboGraft Vascular Graft.

9. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
United States	$3,918	$3,511	$7,171
Foreign	75	241	(3,146)

Total	$3,993	$3,752	$4,025

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$881	$309	$147
State	100	9	60
Foreign	154	132	185

	1,135	450	392
Deferred:
Federal	503	831	(2,105)
State	12	116	(257)
Foreign	(228)	212	(18)

	287	1,159	(2,380)

Provision (benefit) for income taxes	$1,422	$1,609	$(1,988)

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2012, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $321,000. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months ending December 31, 2013. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The Federal statute of limitations will be open with respect to these tax positions until 2016. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Unrecognized tax benefits at the beginning of year	$329	$277	$299
Additions for tax positions of current year	—	52	—
Additions for tax positions of prior years	6	—	—
Reductions for tax positions of prior years	—	—	(22)
Reductions for lapses of the applicable statutes of limitations	(14)	—	—

Unrecognized tax benefits at the end of the year	$321	$329	$277

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Inventory	$772	$516
Net operating loss carryforwards	2,561	3,997
Tax credit carryforwards	555	1,054
Reserves and accruals	263	150
Intangible assets	916	791
Deferred gain on sale of assets	—	160
Other	468	367

Total deferred tax assets	5,535	7,035
Deferred tax liabilities:
Property and equipment	(692)	(810)
Other intangibles	—	(103)
Goodwill	(2,374)	(2,068)
Other	(26)	—

Total deferred tax liabilities	(3,092)	(2,981)

Net deferred tax assets before valuation allowance	2,443	4,054
Valuation allowance	(3,053)	(4,370)

Net deferred tax liability	$(610)	$(316)

Deferred tax classification
Short-term deferred tax asset	$850	$809
Short-term deferred tax liability	(60)	(142)

Net short-term deferred tax asset	$790	$667

Long-term deferred tax asset	$273	$6
Long-term deferred tax liability	(1,673)	(989)

Net long-term deferred tax liability	$(1,400)	$(983)

Net deferred tax asset (liability)	$(610)	$(316)

We have assessed the need for a valuation allowance against our deferred tax assets and continue to carry a valuation allowance against $3.1 million of foreign deferred tax assets and state credits; based on the weight of available evidence, we believe it is more likely than not such assets will not be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

As of December 31, 2012, we have net operating loss carryforwards in France of $3.7 million that have no expiration, Japan of $1.9 million that begin to expire in 2013, Italy of $1.1 million related to our Italian sales subsidiary that have no expiration, Spain of $1.0 million that begin to expire in 2029 and Switzerland of $0.1 million that begin to expire in 2019. We also have Federal alternative minimum tax credit carryforwards of approximately $0.1 million and state tax credit carryforwards of approximately $0.7 million that are available to reduce future tax liabilities, which expire at various dates through 2027, or can be carried forward indefinitely. The benefit of these tax deductions will be credited to additional paid-in capital when we receive a cash benefit from the stock options being utilized. Ownership changes, as defined by the Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

In January 2013, legislation was signed into law which retroactively reinstated various tax provisions which had previously expired to January 1, 2012, principally related to the Federal R&D credit. As this legislation was enacted in January 2013, our financial statements do not consider the effects of the legislation. Had this tax legislation been enacted in 2012, we would have recognized an additional $0.2 million of additional U.S. tax credits in our consolidated financial statements.

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

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.3%	1.7%	1.8%
Effect of foreign taxes	0.0%	(1.6%)	(0.8%)
Valuation allowance	(6.6%)	3.6%	(87.7%)
Permanent differences	9.1%	6.8%	6.4%
Other	(3.2%)	(1.6%)	(3.1%)

Effective tax rate	35.6%	42.9%	(49.4%)

We are not currently under audit in any tax jurisdictions. As of December 31, 2012, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States—Federal	2009 and forward
Germany	2007 and forward
Italy	2007 and forward
Japan	2006 and forward

10. Stockholders’ Equity

Authorized Shares

On June 14, 2012, our stockholders approved an amendment (Charter Amendment) to our Second Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 37,000,000 shares and of undesignated preferred stock from 5,000,000 to 3,000,000 shares. The Charter Amendment was previously approved by our Board of Directors on April 12, 2012, subject to approval by our stockholders. The Charter Amendment was filed with the Secretary of State of the State of Delaware on June 14, 2012.

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

In May 2006 we approved a 2006 Stock Option and Incentive Plan (the 2006 Plan), which became effective upon the initial public offering. In 2010 we amended the 2006 Plan to increase the aggregate pool of available shares to 3,000,000 of common stock. The plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. In connection with the adoption of the 2006 Plan, no further option grants are permitted under the 1997, 1998, 2000, and 2004 stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued or treasury shares. The total number of shares currently authorized for stock award plans is 4,618,003 of which approximately 1,028,667 remain available for grant as of December 31, 2012.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2012	2011	2010
Dividend yield	1.6%	1.1%	0.0%
Volatility	61.8%	66.1%	72.1%
Risk-free interest rate	0.6%	1.4%	1.6%
Weighted average expected option term (in years)	5.5	4.8	4.8
Weighted average fair value per share of options granted	$2.91	$3.57	$3.43
Aggregate intrinsic value of options exercised	$340,678	$321,584	$343,185

A summary of option activity as of December 31, 2012 and the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance outstanding at December 31, 2011	2,017,338	$5.54	4.80	$3,057,342
Granted(1)	304,172	$6.42
Exercised(2)	(113,207)	$3.17		$340,678
Canceled / Expired	(196,243)	$7.21

Balance outstanding at December 31, 2012(3)	2,012,060	$5.64	4.47	$2,589,588

Vested and exercisable at December 31, 2012	1,240,801	$5.59	4.27	$2,154,440
Expected to vest at December 31, 2012(4)	578,757	$5.53	4.68

Total	1,819,558

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of grant.
(2)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of exercise.
(3)	The aggregate intrinsic value represents the difference between the exercise price and $5.74, the closing price of our stock on December 31, 2012, for all in-the-money options outstanding.
(4)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions set forth by the FASB.

Restricted Stock Units

A summary of our RSU activity, which is subject to fair value accounting requirements, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance outstanding at December 31, 2011	329,786	$4.76
Granted	98,929	$6.23
Vested(1)	(123,259)	$4.47
Canceled	(26,525)	$5.82

Balance outstanding at December 31, 2012	278,931	$5.30

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2012, 2011, and 2010 were $0.7 million, $0.9 million, and $0.5 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2012	2011
Shares of common stock repurchased	42,991	45,175
Per share repurchase price	$6.11	$6.83
Aggregage purchase price	$262,719	$308,377

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2012	2011	2010
	(in thousands)
Stock option awards to employees	$692	$591	$436
Restricted common stock awards	521	506	531

Total stock-based compensation	$1,213	$1,097	$967

We expect to record the unamortized portion of share-based compensation expense of $2.3 million for existing stock options and RSUs outstanding at December 31, 2012, over a weighted-average period of 3.3 years.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.6 million of shares of our common stock remaining under the repurchase program as of December 31, 2012. The following is a summary of the stock repurchase activity for the year ended.

	December 31, 2012		December 31, 2011		December 31, 2010
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	($ in thousands)
Share repurchases	304,846	$1,759	300,326	$1,904	378,528	$2,245

Dividends

On February 24, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

Fiscal Year 2011
March 22, 2011	April 5, 2011	$0.02	$309
May 20, 2011	June 6, 2011	$0.02	$310
August 19, 2011	September 6, 2011	$0.02	$310
November 23, 2011	December 6, 2011	$0.02	$308

On February 21, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on April 3, 2013, to stockholders of record at the close of business on March 20, 2013, which will total approximately $0.5 million.

11. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.1 million for 2011 and $0.2 million for 2010. Effective September 1, 2012, we resumed our discretionary matching on employee contributions which we previously ceased effective April 1, 2011; however, our contributions were funded from employee forfeitures for 2012.

12. Restructuring Charges

In October 2010, we adopted a reorganization plan (Biomateriali Plan) that was designed to eliminate redundant costs resulting from our 2007 acquisition of Biomateriali and to improve efficiencies in our manufacturing operations. We transitioned the production of our AlboGraft Vascular Graft to our existing corporate headquarters in Burlington, Massachusetts. The Biomateriali Plan provided for the termination of 29 employees at our Biomaterial subsidiary, relocation of manufacturing equipment, the eventual dissolution of our Biomateriali subsidiary, and the hiring of additional employees to staff the required functions in Burlington. In 2010, we incurred $1.4 million of severance charges, of which $0.9 million was paid in December 2010, $0.3 million of charges related to the repayment of grants and loans received from the Italian government associated with business incentive programs for the Biomateriali facility (see Note 6), and $0.1 million of charges related to the abandonment of fixed assets and legal fees associated with the negotiation of the severance agreements. In 2011, we incurred $0.3 million of charges associated with the transfer of manufacturing equipment to our Burlington factory and $0.7 million of non-cash charges related to the write-down of an asset for deferred rent, which was triggered by our exit of the Biomateriali facility in March 2011, and $0.1 million related to the repayment of grants and loans received from the Italian government associated with business incentive programs for the Biomateriali facility. We paid $0.4 million of severance related charges in 2011 and paid remaining $0.2 million in February 2012. We made the final payment to the Italian government of $0.5 million in December 2011. In March 2012, we completed the Biomateriali liquidation and dissolution process.

In May 2011, we adopted a reorganization plan (LifeSpan Plan) that was designed to eliminate redundant costs resulting from our 2010 acquisition of the LifeSpan vascular graft and to improve efficiencies in our manufacturing operations. We transitioned the production of our LifeSpan vascular graft from Laguna Hills, California to our existing corporate headquarters in Burlington, Massachusetts. The LifeSpan Plan resulted in the termination of 7 employees at the Laguna Hills facility, relocation of manufacturing equipment, and the hiring of 4 employees to staff the required functions in Burlington. We incurred approximately $0.1 million related to the closure of the Laguna Hills facility and the related relocation of the manufacturing equipment during the year ended December 31, 2011. We incurred approximately $33,000 of severance charges related to this project during year ended December 31, 2011.

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

The components of the restructuring charges are as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Distributor termination charges	$—	$572	$—
Transfer of manufacturing equipment	—	446	—
Employee severance costs	—	291	1,431
Italian government loan and grant termination charge	—	79	250
Non cash asset write-off	—	732	108
Other	—	41	27

Total	$—	$2,161	$1,816

Activity related to accrued restructuring costs is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$101	$922	$—
Plus:
Current year restructuring costs	—	2,161	1,816
Other	—	—	155
Less:
Payment for termination of contractual obligations	—	572	—
Payment of employee severance costs	101	680	941
Payment related to transfer of manufacturing equipment	—	446	—
Payment of Italian loan and grant	—	469	—
Other	—	83	—
Non-cash fixed asset write-off	—	732	108

Balance at end of year	$—	$101	$922

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

Most of our revenues were generated in the United States, Europe, and Japan, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by geography. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe excluding direct sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); and Spain (LeMaitre Vascular Spain SL) beginning July 1, 2011, and to distributors worldwide, excluding distributor sales in North, South and Central America (LeMaitre Vascular, Inc.), France (LeMaitre Vascular SAS), Portugal (LeMaitre Vascular Spain SL), and Korea and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
United States	$36,542	$35,366	$33,386
Germany	5,647	7,276	7,769
Japan	2,674	2,283	1,820
Other countries	11,872	12,760	13,085

Net sales	$56,735	$57,685	$56,060

Total property and equipment held by geography were as follows:

	As of December 31,
	2012	2011
	(in thousands)
United States	$4,162	$4,241
Germany	232	253
Other countries	150	167

Total property and equipment	$4,544	$4,661

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid for income taxes, net	$544	$717	$835
Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$263	$308	$271

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

As of December 31, 2012, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $13.0 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of December 31, 2012. As discussed in Notes 1and 2, several measurements of acquisition-related assets and impairments of intangible assets were measured using Level 3 techniques.

16. Quarterly Financial Data (unaudited)

	Three months ended
2012	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$13,928	$14,361	$13,645	$14,801
Gross profit	9,870	10,545	10,015	10,438
Income from operations	854	1,455	1,001	930
Net income	386	824	663	698
Earnings per share
Basic	$0.03	$0.05	$0.04	$0.05
Diluted	$0.02	$0.05	$0.04	$0.04

	Three months ended
2011	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$14,598	$15,112	$14,564	$13,411
Gross profit	10,151	10,370	10,183	9,523
Income (loss) from operations	(30)	897	1,991	832
Net income	64	519	1,214	346
Earnings per share
Basic	$—	$0.03	$0.08	$0.02
Diluted	$—	$0.03	$0.08	$0.02

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	3.1

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	3.2

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	3.3

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	4.1

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	10.1

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	10.2

10.3	Director Compensation Policy	10-K	3/27/12	10.27

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	10.7

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	10.8

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	10.24

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	10.10

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.11

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.12

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.13

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.14

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	10.1

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	10.17

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	99.1

10.15†	Management Incentive Compensation Plan	8-K	4/27/07	10.1

10.16	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	10.1

10.17	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	10.1

10.18	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	10.36

10.19†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	10.37

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	10.38

10.21†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	10.39

10.22	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.23	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

10.24	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.28

10.25	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.29

10.26	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant.				X

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	Date	Number	Filed Herewith

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.