Form 10-Q
period 2013-03-31
LEMAITRE VASCULAR INC
filed 2013-05-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 15,249,996 shares of common stock, $.01 par value per share, outstanding as of May 2, 2013.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,302	$16,448
Accounts receivable, net of allowances of $316 at March 31, 2013 and $326 at December 31, 2012	9,357	9,048
Inventories	11,265	10,859
Prepaid expenses and other current assets	2,804	2,776

Total current assets	38,728	39,131
Property and equipment, net	5,379	4,544
Goodwill	13,749	13,749
Other intangibles, net	4,965	5,191
Deferred tax assets	262	273
Other assets	163	172

Total assets	$63,246	$63,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$929	$1,060
Accrued expenses	6,470	6,777
Acquisition-related obligations	475	557

Total current liabilities	7,874	8,394
Deferred tax liabilities	1,673	1,673
Other long-term liabilities	361	105

Total liabilities	9,908	10,172
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,585,516 shares at March 31, 2013, and 16,539,621 shares at December 31, 2012	166	165
Additional paid-in capital	64,683	64,694
Accumulated deficit	(3,024)	(3,869)
Accumulated other comprehensive loss	(728)	(433)
Treasury stock, at cost; 1,339,091 shares at March 31, 2013, and 1,323,537 shares at December 31, 2012	(7,759)	(7,669)

Total stockholders’ equity	53,338	52,888

Total liabilities and stockholders’ equity	$63,246	$63,060

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2013	2012
	(in thousands, except per share data)

Net sales	$15,382	$13,928
Cost of sales	4,176	4,058

Gross profit	11,206	9,870

Sales and marketing	5,768	5,213
General and administrative	2,882	2,668
Research and development	1,273	1,135
Medical device excise tax	160	—

Total operating expenses	10,083	9,016

Income from operations	1,123	854

Other income (expense):
Interest income	1	7
Interest expense	(4)	—
Foreign currency loss	(50)	(198)

Income before income taxes	1,070	663
Provision for income taxes	224	277

Net income	$846	$386

Earnings per share of common stock:
Basic	$0.06	$0.03

Diluted	$0.05	$0.02

Weighted-average shares outstanding:
Basic	15,219	15,294

Diluted	15,648	15,726

Cash dividends declared per common share	$0.030	$0.025

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Net income	$846	$386
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(295)	293

Total other comprehensive income (loss)	(295)	293

Comprehensive income	$551	$679

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2013	2012
	(in thousands)
Operating activities
Net income	$846	$386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	610	548
Stock-based compensation	277	263
Provision for losses in accounts receivable	3	11
Provision for inventory write-downs	103	461
Provision for deferred income taxes	—	4
Foreign currency transaction loss	53	220
Changes in operating assets and liabilities:
Accounts receivable	(446)	(87)
Inventory	(619)	(737)
Prepaid expenses and other assets	(48)	26
Accounts payable and other liabilities	(1,125)	(709)

Net cash provided by (used in) operating activities	(346)	386
Investing activities
Purchases of property and equipment	(676)	(271)
Payments related to acquisitions	(111)	—
Receipts related to divestitures	—	4
Purchase of technology and licenses	(8)	(45)

Net cash used in investing activities	(795)	(312)
Financing activities
Proceeds from issuance of common stock	170	—
Purchase of treasury stock	(90)	(602)

Net cash provided by (used in) financing activities	80	(602)
Effect of exchange rate changes on cash and cash equivalents	(85)	18

Net decrease in cash and cash equivalents	(1,146)	(510)
Cash and cash equivalents at beginning of period	16,448	20,132

Cash and cash equivalents at end of period	$15,302	$19,622

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, and vessel closure systems. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective January 1, 2013. The adoption of this standard, which is related to disclosure only, did not have an impact on our results of operations or financial position.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2013, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $321,000. There was no change in the liability during the three months ended March 31, 2013 for uncertain tax positions. Approximately $0.1 million of unrecognized tax positions, excluding interest and penalties, may be recognized in 2013 as a result of the lapse in the statute of limitations. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The U.S federal statute of limitations will be open with respect to these tax positions until 2015.

As of March 31, 2013, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States	2009 and forward
Foreign	2006 and forward

3.	Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$2,776	$2,471
Work-in-process	2,259	2,084
Finished products	6,230	6,304

Total inventory	$11,265	$10,859

We held inventory on consignment of $0.5 million and $0.7 million as of March 31, 2013 and December 31, 2012, respectively.

4.	Acquisition and Divestitures

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

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. The remaining $0.3 million is payable in October 2013. We accounted for the acquisition as a business combination. We recorded $2.8 million of intangible assets and $1.8 million of goodwill. The weighted-average amortization period for these intangibles as of December 31, 2012 is 12.0 years. The goodwill of $1.8 million will be deductible for tax purposes over 15 years.

Schaublin MedicaSA Distribution Agreement

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price is due in three equal installments with payments made in October 2012 and January 2013 and the final payment due in January 2014. In 2012, we recorded $0.1 million of intangible assets and recognized $0.1 million of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 is 7.0 years.

TryTech Distribution Agreement

In December 2012, we entered into a definitive agreement with TryTech Corporation (TryTech) to terminate its distribution of our products in a certain Japanese territory and to acquire certain assets and rights from TryTech effective as of April 1, 2013 for $0.1 million. The purchase price is due in three equal installments with payments made in December 2012 and March 2013 and the final payment due in March 2014. We recorded $0.1 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 is 3.0 years.

OptiLock Implantable Port

On June 1, 2010, we sold our OptiLock Implantable Port product line to Minvasive Ltd. (Minvasive). In exchange for consideration of approximately $0.2 million, Minvasive received our existing inventory, tangible and intangible assets, and a customer list associated with the product line. Payment terms included $30,000 due at signing, with the remaining balance to be paid in the form of a royalty on future sales. In May 2012, Minvasive provided notice that it was filing for insolvency protection under German law. As a result, we wrote-off the remaining balance of approximately $52,000 as a loss on divestitures during the three months ended June 30, 2012.

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

The fair market valuations associated with these transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates.

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $13.7 million during the three months ended March 31, 2013.

The components of our identifiable intangible assets were as follows:

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Patents	$5,116	$1,479	$3,637	$5,108	$1,339	$3,769
Trademarks and technology licenses	1,158	844	314	1,157	821	336
Customer relationships	1,764	1,064	700	1,757	1,001	756
Other intangible assets	671	357	314	673	343	330

Total identifiable intangible assets	$8,709	$3,744	$4,965	$8,695	$3,504	$5,191

These intangible assets are being amortized over their useful lives ranging from 1 to 15 years. The weighted-average amortization period for these intangibles as of March 31, 2013 is 6.5 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)

Amortization expense	$262	$241

Estimated amortization expense for the remainder of 2013 and each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017	2018
	(in thousands)

Amortization expense	$939	$930	$665	$569	$319	$226

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Compensation and related taxes	$2,985	$3,860
Income and other taxes	807	963
Facility expansion	521	—
Dividend payable	457	—
Professional fees	322	521
Other	1,378	1,433

Total	$6,470	$6,777

7.	Commitments and Contingencies

Purchase Commitments

As of March 31, 2013, as part of our normal course of business, we have purchase commitments to purchase $1.5 million of inventory through 2014.

8.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Germany, Japan and other European countries, and substantially all of our assets are located in the United States. We analyze our sales using a number of approaches, including sales by legal entity. Our Canadian subsidiary (LeMaitre Vascular ULC) records all sales in Canada. Our German subsidiary (LeMaitre Vascular GmbH) records all sales in Europe excluding direct sales in France (LeMaitre Vascular SAS); Italy (LeMaitre Vascular S.r.l.); Spain (LeMaitre Vascular Spain SL) and Switzerland (LeMaitre Vascular Switzerland GmbH), and to distributors worldwide, excluding distributor sales in North, South and Central America (LeMaitre Vascular, Inc.), Portugal (LeMaitre Vascular Spain SL), and Korea and Taiwan (LeMaitre Vascular GK). Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
United States	$9,735	$9,111
Germany	1,559	1,303
Japan	559	596
Other countries	3,529	2,918

Net Sales	$15,382	$13,928

9.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Stock option awards	$168	$140
Restricted stock units	109	123

Total share-based compensation	$277	$263

We did not issue option grants in the three months ended March 31, 2013 and 2012. We did not issue restricted stock unit grants in the three months ended March 31, 2013 and 2012.

We issued approximately 46,000 and 3,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the three months ended March 31, 2013 and 2012, respectively.

10.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2013	2012
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$846	$386

Weighted average shares outstanding	15,219	15,294

Basic earnings per share	$0.06	$0.03

Diluted:
Net income available for common stockholders	$846	$386

Weighted-average shares outstanding	15,219	15,294
Common stock equivalents, if diluted	429	432

Shares used in computing diluted earnings per common share	15,648	15,726

Diluted earnings per share	$0.05	$0.02

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	505	571

11.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.5 million of shares of our common stock remaining under the repurchase program as of March 31, 2013. The following is a summary of the stock repurchase activity for the three months ended:

	March 31, 2013		March 31, 2012
	Shares	Total	Shares	Total
	Purchased	Purchased	Purchased	Purchased
( $ in thousands)

Share repurchases	15,323	$88	105,462	$598

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On April 24, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on June 5, 2013, to stockholders of record at the close of business on May 22, 2013, which will total approximately $0.5 million.

12.	Supplemental Cash Flow Information

	Three months ended
	March 31,
	2013	2012
	(in thousands)
Cash paid for income taxes, net	$97	$49

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$2	$4

13.	Fair Value Measurements

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

As of March 31, 2013, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $11.5 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of March 31, 2013.

14.	Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss consisted of foreign currency translation for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended
	March 31,
	2013	2012
Beginning balance	$(433)	$(606)

Other comprehensive income (loss) before reclassifications	(295)	293
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income	(295)	293

Ending Balance	$(728)	$(313)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report, including statements about: the impact to our gross profit in 2013 and 2014 as a result of our XenoSure acquisition and related manufacturing transfer; and the adequacy of our cash reserves for the next twelve months. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by such forward-looking statements. Moreover, the forward-looking statements represent our estimates and assumptions only as of the date hereof. Forward-looking statements are subject to risks and uncertainties; our failure to manage the anticipated growth of our business; and the unavailability of additional, required capital on acceptable terms. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, LifeSpan, UnBalloon, and XenoSureare registered trademarks of LeMaitre Vascular, and MultiTASC is an unregistered trademark of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons.

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

We sell our products primarily through a direct sales force. As of March 31, 2013 our sales force was comprised of 83 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; and Milan, Italy. For the three months ended March 31, 2013 approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition, for example the market valvulotome devices. In the valvulotome market, we believe that we have been able to increase selling prices without compromising market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as prosthetic polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

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

•	In March 2013, we began shipping directly to our Canadian customers from our sales office in Mississauga, Canada.

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

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2011, we launched the Over-The-Wire LeMaitre Valvulotome.

•	In March 2013, we launched the MultiTASC device.

•	In April 2013, we launched the 1.5mm LeMaitre Valvulotome.

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

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2013, approximately 33% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will report less in U.S. dollars than we did before the rate increase went into effect.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)	2013	2012	Percent change
	($ in thousands)
Net sales	$15,382	$13,928	10%

Net sales by geography:
Americas	$10,248	$9,474	8%
International	5,134	4,454	15%

Total	$15,382	$13,928	10%

Net sales. Net sales increased 10% to $15.4 million for the three months ended March 31, 2013, compared to $13.9 million for the three months ended March 31, 2012. Sales increases for the three months ended March 31, 2013 were primarily driven increased sales in biologic patches of $0.6 million, increased sales of valvulotomes of $0.3 million, increased sales of catheters of $0.3 million, and increased sales of vessel closure systems of $0.2 million, and were partially offset by decreased sales of non-occlusive modeling catheters of $0.1 million, and by higher average selling prices across nearly all product lines.

Direct-to-hospital net sales were 93% for the three months ended March 31, 2013, down from 95% for the three months ended March 31, 2012.

Net sales by geography. Net sales in the Americas increased by $0.8 million for the three months ended March 31, 2013. The increase was primarily driven by increased sales of biologic patches, increased sales of valvulotomes, and increased sales of vessel closure systems of $0.2 million and higher average selling prices across nearly all product lines. International net sales increased $0.7 million for the three months ended March 31, 2013. The increase was primarily driven by increased sales of biologic patches of $0.3 million and increased sales of catheters of $0.2 million.

International direct-to-hospital net sales were 87% of total international net sales for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
(unaudited)	2013	2012	$ Change		Percent change
	($ in thousands)
Gross profit	$11,206	$9,870	$1,336		14%

Gross margin	72.9%	70.9%		*	2.0%

*	Not applicable

Gross Profit. Gross profit increased 14% to $11.2 million for the three months ended March 31, 2013, while gross margin increased 2% to 72.9% in the same period. The gross margin increase was largely the result of non-recurring inventory write-offs associated with our Dacron graft manufacturing which occurred in the three months ended March 31, 2012, improved manufacturing efficiencies, and increased selling prices across most of our product lines. These increases were partially offset by unfavorable geographic and product mix as well as start-up costs associated with our biologic vascular patch manufacturing. The gross profit increase was a result of higher sales and higher gross margin.

In October 2012, we entered into a definitive agreement with Neovasc, Inc. to acquire the manufacturing and distribution rights of the XenoSure biologic vascular patch, which we expect will negatively affect gross profit in 2013 as we transition production to our Burlington facility. We expect to realize efficiencies which may improve gross margins on our XenoSure biologic vascular patch beginning in 2014.

	Three months ended March 31,
(unaudited)	2013	2012	$ change	Percent change
	($ in thousands)
Sales and marketing	$5,768	$5,213	$555	11%
General and administrative	2,882	2,668	214	8%
Research and development	1,273	1,135	138	12%
Medical device excise tax	160	—	160	*

Total	$10,083	$9,016	$1,067	12%

	Three months ended March 31,
	2013 of Net Sales	2012 of Net Sales	Change

Sales and marketing	37%	37%		*
General and administrative	19%	19%		*
Research and development	8%	8%		*
Medical device excise tax	1%	0%	1%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2013, sales and marketing expenses increased 11% to $5.8 million. Selling expenses increased $0.7 million while marketing expenses decreased by $0.1 million. Selling expense increases were driven by increased compensation costs of $0.4 million, partially due to additional sales personnel in Switzerland, and increased sales meetings and related costs of $0.2 million. Marketing expenses decreases were largely driven by a $0.1 million reduction in advertising costs. As a percentage of net sales, sales and marketing expenses were 37% in the three months ended March 31, 2013.

General and administrative. For the three months ended March 31, 2013, general and administrative expenses increased 8% to $2.9 million. The increase was largely the result of our newly formed subsidiaries in Canada and Switzerland and increased compensation costs of $0.1 million. As a percentage of net sales, general and administrative expenses were 19% in the three months ended March 31, 2013.

Research and development. For the three months ended March 31, 2013, research and development expenses increased 12% to $1.3 million. Product development expenses increased $0.1 million primarily due to increased product engineer compensation of $0.1 million. Clinical and regulatory expenses increased $0.1 million mainly due to increased regulatory specialist compensation. As a percentage of net sales, research and development expenses were 8% for the three months ended March 31, 2013.

Medical device excise tax. Commencing in 2013, we are subject to a medical device excise tax of 2.3% on sales within the United States. For the three months ended March 31, 2013, the medical device excise tax was $0.2 million. We estimate this tax to negatively affect income from operations by approximately $0.7 million in 2013.

Foreign exchange gains / losses. Foreign exchange losses for the three months ended March 31, 2013 was $0.1 million. For the three months ended March 31, 2012, foreign exchange losses were $0.2 million, primarily the result of a cumulative translation adjustment recorded at our Biomateriali subsidiary upon the liquidation and dissolution of that legal entity.

Income tax expense. We recorded a provision for taxes of $0.2 million on pre-tax income of $1.1 million for the three months ended March 31, 2013, compared to $0.3 million on pre-tax income of $0.7 million for the three months ended March 30, 2012. Our 2013 provision was based on the estimated annual effective tax rate of 34.8%, comprised of estimated federal and state income taxes of approximately $1.7 million, as well as foreign income taxes of $0.2 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to a discrete item for the inclusion of a $0.1 million 2012 research and development tax credit enacted into law in January 2013, lower statutory rates from our foreign entities, offset by certain permanent items. Our 2012 provision for taxes included federal and state income taxes of approximately $0.3 million. Our 2012 provision was based on the estimated annual effective tax rate of 41.0%, which included estimated federal and state income taxes of approximately $0.3 million. Our 2012 income tax expense varied from the statutory rate amounts mainly due to certain permanent items, primarily related to non-deductible foreign branch losses, from lower statutory rates at our foreign German entity, and a discrete item relating to interest on reserves for uncertain tax positions. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of March 31, 2013, we will continue to carry a valuation allowance against $3.1 million of deferred tax assets, principally foreign net operating loss carry-forwards, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

For the remainder of 2013, we expect that our effective tax rate will be comparable to the statutory tax rate less the benefits of a discrete item related to the reduction of uncertain tax positions due to the lapse of the statute of limitations in the amount of $0.1 million and the research and development tax credits. We will be able to utilize Federal research and development tax credits in 2013 from both 2012 and 2013 as a result of legislation enacted in January 2013.

Liquidity and Capital Resources

At March 31, 2013, our cash and cash equivalents were $15.3 million as compared to $16.4 million at December 31, 2012. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of March 31, 2013. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $1.1 million for the three months ended March 31, 2013. For the year ended December 31, 2012, we recognized operating income of $4.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make purchases under our share repurchase program, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash and cash equivalents and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow from a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.5 million of shares of our common stock remaining under the repurchase program as of March 31, 2013. The following is a summary of the stock repurchase activity for the nine months ended:

	March 31, 2013		March 31, 2012
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	( $ in thousands)

Share repurchases	15,323	$88	105,462	$598

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On April 24, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on June 5, 2013, to stockholders of record at the close of business on May 22, 2013, which will total approximately $0.5 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2013	2012	Net Change
Cash and cash equivalents	$15,302	$19,622	$(4,320)

Cash flows provided by (used in):
Operating activities	$(346)	$386	$(732)
Investing activities	(795)	(312)	(483)
Financing activities	80	(602)	682

Net cash provided by operating activities. Net cash used in operating activities was $0.3 million for the three months ended March 31, 2013, and consisted of $0.8 million net income, adjusted for non-cash items of $1.0 million (including depreciation and amortization of $0.6 million, stock-based compensation of $0.3 million, and provision for inventory write-offs of $0.1 million) and was offset by changes in working capital of $2.2 million. The net cash used by changes in working capital was principally the result of an increase in inventory of $0.6 million, an increase in accounts receivable of $0.4 million, and in accounts payable and other liabilities of $1.2 million, primarily due to annual compensation payments.

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

Net cash used in investing activities. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2013. This was primarily driven by the purchase of property and equipment of which $0.4 million related to facility buildout and manufacturing equipment associated with our XenoSure biologic patch.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2012. This was primarily driven by the purchase of property and equipment.

Net cash used in financing activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2013, driven primarily by proceeds from stock option exercises of $0.2 million which were partially offset by the purchase of $0.1 million of our outstanding shares under our stock repurchase plan.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2012, driven primarily by the purchase of $0.6 million of our outstanding shares under our stock repurchase plan.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of March 31, 2013:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$3,731	$1,100	$1,674	$957	$—
Purchase commitments for inventory	1,549	1,549	—	—	—

Total contractual obligations	$5,280	$2,649	$1,674	$957	$—

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2017; our Mississauga, Ontario, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2013; our Milan, Italy office, expiring in 2016; and our Madrid, Spain office, expiring in 2014. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There has been no material changes in our critical accounting policies during the three months ended March 31, 2013. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective January 1, 2013. The adoption of this standard, which is related to disclosure only, did not have an impact on our results of operations or financial position.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2013, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, produce liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 8, 2013, that management believes might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In Part I-Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013, we describe risk factors related to LeMaitre Vascular. There have been no substantive changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
January 1, 2013 through January 31, 2013	15,323	$5.74	15,323	$3,482,619
February 1, 2013 through February 28, 2013	231	$6.19	—	$3,482,619
March 1, 2013 through March 31, 2013	—	$—	—	$3,482,619

Total	15,554	$5.75	15,323	$3,482,619

(1)	For the three months ended March 31, 2013, we repurchased 231 shares of our common stock to satisfy employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+	X

101.SCH	XBRL Taxonomy Extension Schema Document.+	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+	X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2013.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+				X

101.SCH	XBRL Taxonomy Extension Schema Document.+				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.