Form 10-Q
period 2013-06-30
LEMAITRE VASCULAR INC
filed 2013-08-09
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The registrant had 15,254,226 shares of common stock, $.01 par value per share, outstanding as of August 2, 2013.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$14,910	$16,448
Accounts receivable, net of allowances of $255 at June 30, 2013 and $326 at December 31, 2012	9,714	9,048
Inventories	11,654	10,859
Prepaid expenses and other current assets	2,557	2,776

Total current assets	38,835	39,131
Property and equipment, net	5,836	4,544
Goodwill	13,749	13,749
Other intangibles, net	4,840	5,191
Deferred tax assets	259	273
Other assets	156	172

Total assets	$63,675	$63,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,011	$1,060
Accrued expenses	5,937	6,777
Acquisition-related obligations	508	557

Total current liabilities	7,456	8,394
Deferred tax liabilities	1,673	1,673
Other long-term liabilities	415	105

Total liabilities	9,544	10,172
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,595,284 shares at June 30, 2013, and 16,539,621 shares at December 31, 2012	166	165
Additional paid-in capital	64,524	64,694
Accumulated deficit	(2,134)	(3,869)
Accumulated other comprehensive loss	(653)	(433)
Treasury stock, at cost; 1,341,326 shares at June 30, 2013, and 1,323,537 shares at December 31, 2012	(7,772)	(7,669)

Total stockholders’ equity	54,131	52,888

Total liabilities and stockholders’ equity	$63,675	$63,060

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net sales	$15,951	$14,361	$31,333	$28,289
Cost of sales	4,714	3,816	8,890	7,874

Gross profit	11,237	10,545	22,443	20,415

Sales and marketing	5,305	5,186	11,073	10,399
General and administrative	3,067	2,717	5,949	5,385
Research and development	1,268	1,135	2,541	2,270
Loss on divestitures	—	52	—	52
Medical device excise tax	150	—	310	—

Total operating expenses	9,790	9,090	19,873	18,106

Income from operations	1,447	1,455	2,570	2,309

Other income (expense):
Interest income	2	14	3	21
Interest expense	(8)	—	(12)	—
Foreign currency loss	(66)	(49)	(116)	(247)

Income before income taxes	1,375	1,420	2,445	2,083
Provision for income taxes	486	596	710	873

Net income	$889	$824	$1,735	$1,210

Earnings per share of common stock:
Basic	$0.06	$0.05	$0.11	$0.08

Diluted	$0.06	$0.05	$0.11	$0.08

Weighted-average shares outstanding:
Basic	15,250	15,201	15,234	15,248

Diluted	15,701	15,636	15,676	15,681

Cash dividends declared per common share	$0.030	$0.025	$0.060	$0.050

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$889	$824	$1,735	$1,210
Other comprehensive income (loss):
Foreign currency translation adjustment, net	76	(305)	(220)	(12)

Total other comprehensive income (loss)	76	(305)	(220)	(12)

Comprehensive income	$965	$519	$1,515	$1,198

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$1,735	$1,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,251	1,105
Stock-based compensation	555	530
Provision (recovery) of doubtful accounts	(65)	89
Provision for inventory write-downs	431	699
Loss on divestitures	—	52
Loss on disposal of property and equipment	37	—
Foreign currency transaction loss	102	276
Changes in operating assets and liabilities:
Accounts receivable	(697)	(438)
Inventory	(1,321)	(1,895)
Prepaid expenses and other assets	214	424
Accounts payable and other liabilities	(601)	379

Net cash provided by operating activities	1,641	2,431
Investing activities
Purchases of property and equipment	(2,058)	(584)
Payments related to acquisitions	(111)	—
Receipts related to divestitures	—	135
Purchase of technology and licenses	(120)	(68)

Net cash used in investing activities	(2,289)	(517)
Financing activities
Proceeds from issuance of common stock	191	29
Purchase of treasury stock	(103)	(1,110)
Common stock cash dividend paid	(914)	(760)

Net cash used in financing activities	(826)	(1,841)
Effect of exchange rate changes on cash and cash equivalents	(64)	(43)

Net increase (decrease) in cash and cash equivalents	(1,538)	30
Cash and cash equivalents at beginning of period	16,448	20,132

Cash and cash equivalents at end of period	$14,910	$20,162

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Correction of an Error

During the second quarter of 2013, we identified an error in our historic inventory valuation that resulted in an understatement of the periodic carrying amount of our inventory. We corrected this error in the current period. Inventory was understated as of December 31, 2011 and 2012 by $0.2 million and $0.4 million, respectively, and cost of sales was overstated by $0.2 million in each of those years. Our financial statements for the three and six months ended June 30, 2013 reflect the correction of this error, which resulted in an understatement of cost of sales of $0.4 million and an overstatement of net income of $0.3 million in the three and six months ended June 30, 2013. We evaluated the materiality of the error from a qualitative and quantitative perspective and concluded the error was not material to our consolidated financial statements for the years ended December 31, 2011 and 2012, as well as the expected results for the year ending December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of changes in accumulated other comprehensive income balances by component and significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective January 1, 2013. The adoption of this standard, which is related to disclosure only, did not have an impact on our results of operations or financial position.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2013, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $321,000. There was no change in the liability during the six months ended June 30, 2013 for uncertain tax positions. Approximately $0.2 million of unrecognized tax positions may be recognized in 2013 as a result of the lapse in the statute of limitations. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2017.

As of June 30, 2013, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States	2009 and forward
Foreign	2006 and forward

3.	Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$2,809	$2,471
Work-in-process	2,104	2,084
Finished products	6,741	6,304

Total inventory	$11,654	$10,859

We held inventory on consignment of $0.6 million and $0.7 million as of June 30, 2013 and December 31, 2012, respectively.

4.	Acquisition and Divestitures

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

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. The remaining $0.3 million is payable in October 2013. We accounted for the acquisition as a business combination. We recorded $2.8 million of intangible assets and $1.8 million of goodwill. The weighted-average amortization period for these intangibles as of December 31, 2012 was 12.0 years. The goodwill of $1.8 million will be deductible for tax purposes over 15 years.

Clinical Instruments International, Inc.

In July 2013, we entered into an Asset Purchase Agreement with Clinical Instruments International, Inc. (Clinical) to acquire substantially all the assets of Clinical for $1.1 million. We paid $0.9 million at the closing and the remaining $0.2 million is payable in July 2014. Assets acquired include inventory, fixed assets, and intellectual property. We will account for this transaction as a business combination during the three months ending September 30, 2013.

Schaublin Medica SA Distribution Agreement

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price is due in three equal installments with payments made in October 2012 and January 2013 and the final payment due in January 2014. In 2012, we recorded $0.1 million of intangible assets and recognized $0.1 million of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 was 7.0 years.

TryTech Distribution Agreement

In December 2012, we entered into a definitive agreement with TryTech Corporation (TryTech) to terminate its distribution of our products in a certain Japanese territory and to acquire certain assets and rights from TryTech effective as of April 1, 2013 for $0.1 million. The purchase price is due in three equal installments with payments made in December 2012 and March 2013 and the final payment due in March 2014. We recorded $0.1 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 was 3.0 years.

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

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $13.7 million during the six months ended June 30, 2013.

The components of our identifiable intangible assets were as follows:

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Patents	$5,137	$1,620	$3,517	$5,108	$1,339	$3,769
Trademarks and technology licenses	1,249	868	381	1,157	821	336
Customer relationships	1,810	1,158	652	1,757	1,001	756
Other intangible assets	672	382	290	673	343	330

Total identifiable intangible assets	$8,868	$4,028	$4,840	$8,695	$3,504	$5,191

These intangible assets are being amortized over their useful lives ranging from 1 to 15 years. The weighted-average amortization period for these intangibles as of June 30, 2013 is 6.7 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)

Amortization expense	$272	$237	$534	$478

Estimated amortization expense for the remainder of 2013 and each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017	2018
	(in thousands)

Amortization expense	$651	$975	$701	$584	$320	$226

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Compensation and related taxes	$3,291	$3,860
Income and other taxes	797	963
Professional fees	435	521
Other	1,414	1,433

Total	$5,937	$6,777

7.	Commitments and Contingencies

Purchase Commitments

As of June 30, 2013, as part of our normal course of business, we have purchase commitments to purchase $2.0 million of inventory through 2014.

8.	Segment and Enterprise-Wide Disclosures

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$9,579	$9,269	$19,314	$18,380
Germany	1,802	1,427	3,361	2,729
Japan	610	692	1,169	1,287
Other countries	3,960	2,973	7,489	5,893

Net Sales	$15,951	$14,361	$31,333	$28,289

9.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock option awards	$176	$151	$344	$291
Restricted stock units	102	116	211	239

Total share-based compensation	$278	$267	$555	$530

We did not issue option grants in the six months ended June 30, 2013 and 2012. We did not issue restricted stock unit grants in the six months ended June 30, 2013 and 2012.

We issued approximately 56,000 and 22,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the six months ended June 30, 2013 and 2012, respectively.

10.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$889	$824	$1,735	$1,210

Weighted average shares outstanding	15,250	15,201	15,234	15,248

Basic earnings per share	$0.06	$0.05	$0.11	$0.08

Diluted:
Net income available for common stockholders	$889	$824	$1,735	$1,210

Weighted-average shares outstanding	15,250	15,201	15,234	15,248
Common stock equivalents, if diluted	451	435	442	433

Shares used in computing diluted earnings per common share	15,701	15,636	15,676	15,681

Diluted earnings per share	$0.06	$0.05	$0.11	$0.08

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	423	602	462	587

11.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.5 million of shares of our common stock remaining under the repurchase program as of June 30, 2013. The following is a summary of the stock repurchase activity for the six months ended:

	June 30, 2013		June 30, 2012
	Shares	Total	Shares	Total
	Purchased	Purchased	Purchased	Purchased
( $ in thousands)

Share repurchases	15,323	$88	196,121	$1,084

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On July 24, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on September 4, 2013 to stockholders of record at the close of business on August 21, 2013, which will total approximately $0.5 million.

12.	Supplemental Cash Flow Information

	Six months ended June 30,

	2013	2012
	(in thousands)
Cash paid (refunded) for income taxes, net	$201	$(41)

Supplemental non-cash financing activities:
Common stock repurchased for RSU tax withholdings	$15	$26

13.	Fair Value Measurements

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

As of June 30, 2013, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $10.5 million.

We had no Level 2 or Level 3 assets being measured at fair value on a recurring basis as of June 30, 2013.

14.	Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss consisted of foreign currency translation for the six months ended June 30, 2013 and 2012, respectively.

	Six months ended June 30,

	2013	2012
Beginning balance	$(433)	$(606)

Other comprehensive income (loss) before reclassifications	(220)	(12)
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income	(220)	(12)

Ending Balance	$(653)	$(618)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

LeMaitre, AlboGraft, AlboSure, LifeSpan, UnBalloon, and XenoSure are registered trademarks of LeMaitre Vascular, and MultiTASC is an unregistered trademark of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan. We estimate that the annual worldwide market for all peripheral vascular devices approximates $3 to $4 billion, within which our core product lines address roughly $750 million. We have grown our business by using a three-pronged strategy: focusing on the vascular surgeon customer, competing in niche markets, and expanding our sales platform by increasing our worldwide direct sales force and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development efforts. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: balloon catheters, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices, radiopaque marking tape, remote endarterectomy devices, valvulotomes, vascular grafts, and vessel closure systems.

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

We sell our products primarily through a direct sales force. As of June 30, 2013 our sales force was comprised of 85 sales representatives in North America, Europe, and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; and Milan, Italy. For the six months ended June 30, 2013 approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

Historically we have experienced comparatively greater success in niche product markets characterized by low or limited competition and higher product technology differentiation, for example the market for valvulotome devices. In the valvulotome market, we believe that we have been able to increase selling prices without compromising market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in more competitive product markets where there is less product technology differentiation, such as prosthetic polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. While there can be no assurance that we will be successful in more competitive and less differentiated markets, we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers. For example, in the biologic patch market, we have been able to increase our market share significantly, mainly through the conversion of competitor accounts to our vascular biologic patch.

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

•

In October 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc, Inc. for $4.6 million, having previously been an exclusive distributor of the XenoSure biologic vascular patch since 2008.

•	In July 2013, we acquired substantially all of the assets of Clinical Instruments International, Inc., a manufacturer of shunts and catheters, for $1.1 million.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2011, we launched the Over-The-Wire LeMaitre Valvulotome.

•	In March 2013, we launched the MultiTASC device.

•	In April 2013, we launched the 1.5mm LeMaitre Valvulotome.

•	In June 2013, we launched AlboSure.

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

•

In November 2012, we initiated a project to build a third clean room for our newly acquired XenoSure biologic vascular patch. We expect this transition to our Burlington facility to continue into the second half of 2013 resulting in a negative impact to our gross profit. Once the transition is complete, we expect the gross margins on our XenoSure biologic vascular patch to improve beginning in 2014; however, there can be no assurance that these results will be achieved, if at all. Further, the production of the XenoSure biologic vascular patch will be our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with the transfer of this patch and there can be no assurance that our current supply agreement with Neovasc will be sufficient to meet sales demand during the transition.

Our execution of these strategies may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in 2011 we exited the stent graft business and realized gains of approximately $0.7 million in 2011 and $0.2 million in 2012 in connection with that exit.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2013, approximately 34% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will report less in U.S. dollars than we did before the rate increase went into effect.

Results of Operations

Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
(unaudited)	2013	2012	change	2013	2012	change
	($ in thousands)
Net sales	$15,951	$14,361	11%	$31,333	$28,289	11%

Net sales by geography:
Americas	$10,363	$9,676	7%	$20,611	$19,150	8%
International	5,588	4,685	19%	10,722	9,139	17%

Total	$15,951	$14,361	11%	$31,333	$28,289	11%

Net sales. Net sales increased 11% to $15.9 million for the three months ended June 30, 2013, compared to $14.4 million for the three months ended June 30, 2012. Sales increases for the three months ended June 30, 2013 were primarily driven by increased sales in biologic vascular patches of $0.7 million, valvulotomes of $0.4 million, Dacron grafts of $0.3 million, catheters of $0.3 million, and vessel closure systems of $0.2 million, and were partially offset by decreased sales of shunts of $0.1 million and radiopaque tape of $0.1 million.

Net sales increased 11% to $31.3 million for the six months ended June 30, 2013, compared to $28.3 million for the six months ended June 30, 2012. Sales increases for the six months ended June 30, 2013 were primarily driven by increased sales in biologic vascular patches of $1.3 million, valvulotomes of $0.7 million, catheters of $0.5 million, vessel closure systems of $0.4 million, and Dacron grafts of $0.4 million, and were partially offset by decreased sales of radiopaque tape, shunts and non-occlusive modeling catheters of $0.1 million each. The primary drivers in the increased sales were higher average selling prices across all product lines, increases in unit sales, and the recovery of Dacron graft sales in certain European countries as they had been prohibited there in 2012.

Direct-to-hospital net sales were 93% for the six months ended June 30, 2013, down from 95% for the six months ended June 30, 2012.

Net sales by geography. Net sales in the Americas increased by $0.7 million for the three months ended June 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, vessel closure systems, valvulotomes, and catheters, as well as higher average selling prices across nearly all product lines, and was partially offset by decreased sales of radiopaque tape and shunts. International net sales increased $0.9 million for the three months ended June 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, valvulotomes, Dacron grafts, and catheters.

Net sales in the Americas increased by $1.5 million for the six months ended June 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, valvulotomes, vessel closure systems, and catheters, as well as higher average selling prices across nearly all product lines, and was partially offset by decreased sales of radiopaque tape and shunts. International net sales increased $1.6 million for the six months ended June 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, catheters, Dacron grafts, and valvulotomes.

	Three months ended June 30,					Six months ended June 30,
					Percent					Percent
(unaudited)	2013	2012	$ Change		change	2013	2012	$ Change		change
	($ in thousands)
Gross profit	$11,237	$10,545	$692		7%	$22,443	$20,415	$2,028		10%

Gross margin	70.4%	73.4%		*	(3.0%)	71.6%	72.2%		*	(0.6%)

*	Not applicable

Gross Profit. Gross profit increased 7% to $11.2 million for the three months ended June 30, 2013, while gross margin decreased 3% to 70.4% in the same period. The gross margin decrease was largely driven by inventory write-offs of $0.4 million related to our non-occlusive modeling catheters, manufacturing inefficiencies, start-up costs associated with our biologic vascular patch manufacturing as well as unfavorable geographic and product mix. These decreases were partially offset by non-recurring inventory write-offs associated with our Dacron graft manufacturing in 2012 and higher average selling prices across all product lines. The gross profit increase was a result of higher sales.

Gross profit increased 10% to $22.4 million for the six months ended June 30, 2013, while gross margin decreased 0.6% to 71.6% in the same period. The gross margin decrease was largely driven by unfavorable geographic mix, increased sales growth of our lower margin bovine vascular patches, start-up costs associated with our biologic vascular patch, and inventory write-offs of $0.4 million related to our non-occlusive modeling catheters. These decreases were partially offset by non-recurring inventory write-offs associated with our Dacron graft manufacturing in 2012 and higher average selling prices across all product lines. The gross profit increase was a result of higher sales.

Our gross profit was also impacted by an inventory valuation error, which we identified and corrected during the second quarter of 2013. As a result of this error, inventory was understated as of December 31, 2011 and 2012 by $0.2 million and $0.4 million, respectively, and cost of sales was overstated by $0.2 million in each of those years. Our financial statements for the three and six months ended June 30, 2013 reflect the correction of this error, which resulted in an understatement of cost of sales of $0.4 million during both periods. We evaluated the materiality of the error from a qualitative and quantitative perspective and concluded the error was not material to our consolidated financial statements for the years ended December 31, 2011 and 2012, as well as the expected results for the year ending December 31, 2013.

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

	Three months ended June 30,				Six months ended June 30,
				Percent				Percent
(unaudited)	2013	2012	$ change	change	2013	2012	$ change	change
	($ in thousands)
Sales and marketing	$5,305	$5,186	$119	2%	$11,073	$10,399	$674	6%
General and administrative	3,067	2,717	350	13%	5,949	5,385	564	10%
Research and development	1,268	1,135	133	12%	2,541	2,270	271	12%
Loss on divestitures	—	52	(52)	*	—	52	(52)	*
Medical device excise tax	150	—	150	*	310	—	310	*

Total	$9,790	$9,090	$700	8%	$19,873	$18,106	$1,767	10%

	Three months ended June 30,			Six months ended June 30,
	2013 of Net Sales	2012 of Net Sales	Change	2013 of Net Sales	2012 of Net Sales	Change

Sales and marketing	33%	36%	(3%)	35%	37%	(2%)
General and administrative	19%	19%	0%	19%	19%	0%
Research and development	8%	8%	0%	8%	8%	0%
Loss on divestitures	0%	0%	0%	0%	0%	0%
Medical device excise tax	1%	0%	1%	1%	0%	1%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2013, sales and marketing expense increased 2% to $5.3 million. Selling expense increased $0.3 million while marketing expense decreased by $0.1 million. Selling expense increases were driven by increased compensation costs of $0.2 million, primarily due to additional sales personnel in Switzerland and Canada. Marketing expense decreases were largely driven by a $0.1 million reduction in advertising costs. As a percentage of net sales, sales and marketing expense was 33% in the three months ended June 30, 2013.

For the six months ended June 30, 2013, sales and marketing expense increased by 6% to $11.1 million. Selling expense increased $0.9 million while marketing expense decreased by $0.3 million. Selling expense increases were driven by increased compensation costs of $0.6 million, partially due to additional sales personnel in Switzerland and Canada, and increased sales meetings and related costs of $0.3 million. Marketing expense decreases were largely driven by a $0.2 million reduction in advertising costs. As a percentage of net sales, sales and marketing expense was 35% in the six months ended June 30, 2013.

General and administrative. For the three months ended June 30, 2013, general and administrative expense increased 13% to $3.1 million. The increase was largely the result of expenses associated with our newly formed subsidiary in Canada and increased compensation costs of $0.1 million. As a percentage of net sales, general and administrative expense was 19% in the three months ended June 30, 2013.

For the six months ended June 30, 2013, general and administrative expense increased 10% to $5.9 million. The increase was largely the result of expenses associated with our newly formed subsidiary in Canada, increased compensation costs of $0.3 million, and increased professional fees costs. As a percentage of net sales, general and administrative expense was 19% in the six months ended June 30, 2013.

Research and development. For the three months ended June 30, 2013, research and development expense increased 12% to $1.3 million. Product development expense increased $0.1 million primarily due to increased product testing costs of $0.1 million. Clinical and regulatory expense was relatively flat. As a percentage of net sales, research and development expense was 8% for the three months ended June 30, 2013.

For the six months ended June 30, 2013, research and development expense increased 12% to $2.5 million. Product development expense increased $0.2 million primarily due to increased product testing costs of $0.1 million. Clinical and regulatory expense increased $0.1 million mainly due to increased regulatory specialist compensation. As a percentage of net sales, research and development expense was 8% for the six months ended June 30, 2013.

Medical device excise tax. Commencing in 2013, we are subject to a medical device excise tax of 2.3% on sales within the United States. The medical device excise tax was $0.2 million and $0.3 million for the three months and six months ended June 30, 2013, respectively. We estimate this tax to negatively affect income from operations by approximately $0.7 million in 2013.

Foreign exchange gains / losses. Foreign exchange losses for the six months ended June 30, 2013 were $0.1 million. For the six months ended June, 2012, foreign exchange losses were $0.2 million, primarily the result of a cumulative translation adjustment recorded at our Biomateriali subsidiary upon the liquidation and dissolution of that legal entity.

Income tax expense. We recorded a provision for taxes of $0.5 million on pre-tax income of $1.4 million for the three months ended June 30, 2013, compared to $0.6 million on pre-tax income of $1.4 million for the three months ended June 30, 2012. We recorded a provision for taxes of $0.7 million on pre-tax income of $2.4 million for the six months ended June 30, 2013, compared to $0.9 million on a pre-tax income of $2.1 million for the six months ended June 30, 2012. Our 2013 provision was based on the estimated annual effective tax rate of 35.0%, comprised of estimated federal and state income taxes of approximately $1.6 million, as well as foreign income taxes of $0.3 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to a discrete item related to a $0.1 million research and development tax credit earned in 2012 but enacted into law in January 2013, lower statutory rates from our foreign entities and certain permanent items. Our June 30, 2012 provision for taxes was based on the estimated annual effective tax rate of 41.2% and was comprised of estimated federal and state income taxes of approximately $1.0 million, as well as a foreign income tax benefit of $0.1 million. Our 2012 income tax expense varied from the statutory rate amounts mainly due to certain permanent items and lower statutory rates at our foreign German entity. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of June 30, 2013, we will continue to carry a valuation allowance against $3.1 million of deferred tax assets, principally foreign net operating loss carry-forwards, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

For the remainder of 2013, we expect that our effective tax rate will be comparable to the statutory tax rates less the benefits related to research and development tax credits from both 2012 and 2013 as a result of legislation enacted in January 2013, and any reductions in uncertain tax positions due to the lapse of the statute of limitations.

Liquidity and Capital Resources

At June 30, 2013, our cash and cash equivalents were $14.9 million as compared to $16.4 million at December 31, 2012. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of June 30, 2013. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $2.6 million for the six months ended June 30, 2013. For the year ended December 31, 2012, we recognized operating income of $4.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with the $1.1 million acquisition of Clinical Instruments International, Inc.;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	payments associated with U.S income taxes or other taxes, such as the medical device tax which we estimate will be approximately $0.7 million in 2013;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make purchases under our share repurchase program, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash and cash equivalents and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from or establish a revolving credit facility with a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.5 million of shares of our common stock remaining under the repurchase program as of June 30, 2013. The following is a summary of the stock repurchase activity for the six months ended:

	June 30, 2013		June 30, 2012
	Shares	Total	Shares	Total
	Purchased	Purchased	Purchased	Purchased
( $ in thousands)

Share repurchases	15,323	$88	196,121	$1,084

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On July 24, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on September 4, 2013, to stockholders of record at the close of business on August 21, 2013, which will total approximately $0.5 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2013	2012	Net Change
Cash and cash equivalents	$14,910	$20,162	$(5,252)

Cash flows provided by (used in):
Operating activities	$1,641	$2,431	$(790)
Investing activities	(2,289)	(517)	(1,772)
Financing activities	(826)	(1,841)	1,015

Net cash provided by operating activities. Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2013, and consisted of $1.7 million net income, adjusted for non-cash items of $2.3 million (including depreciation and amortization of $1.3 million, stock-based compensation of $0.6 million, and provision for inventory write-offs of $0.4 million) and was offset by changes in working capital of $2.4 million. The net cash used by changes in working capital was principally the result of an increase in inventory of $1.3 million, an increase in accounts receivable of $0.7 million, and a decrease in accounts payable and other liabilities.

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

Net cash used in investing activities. Net cash used in investing activities was $2.2 million for the six months ended June 30, 2013. This was primarily driven by the purchase of property and equipment of $2.1 million of which $0.9 million related to facility buildout and manufacturing equipment associated with our XenoSure biologic patch.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2012. This was primarily driven by the purchase of property and equipment and was partially offset by the $0.1 million payment of a note receivable related to our stent graft divestiture in 2011.

Net cash used in financing activities. Net cash used in financing activities was $0.8 million for the six months ended June 30, 2013, driven primarily by payment of common stock dividends of $0.9 million which were partially offset by proceeds from stock option exercises of $0.2 million.

Net cash used in financing activities was $1.8 million for the six months ended June 30, 2012, driven primarily by the purchase of $1.1 million of our outstanding shares under our stock repurchase plan and the payment of common stock dividends of $0.8 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of June 30, 2013:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$3,603	$1,098	$1,689	$816	$—
Purchase commitments for inventory	1,955	1,955	—	—	—

Total contractual obligations	$5,558	$3,053	$1,689	$816	$—

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2017; our Mississauga, Ontario, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2016; our Milan, Italy office, expiring in 2016; and our Madrid, Spain office, expiring in 2014. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There has been no material changes in our critical accounting policies during the six months ended June 30, 2013. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the FASB issued new guidance which requires disclosure of changes in accumulated other comprehensive income balances by component and significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective January 1, 2013. The adoption of this standard, which is related to disclosure only, did not have an impact on our results of operations or financial position.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2013, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, product liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 9, 2013, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
April 1, 2013 through April 30, 2013	2,235	$6.06	—	$3,482,619
May 1, 2013 through May 31, 2013	—	$—	—	$3,482,619
June 1, 2013 through June 30, 2013	—	$—	—	$3,482,619

Total	2,235	$6.06	—	$3,482,619

(1)	For the three months ended June 30, 2013, we repurchased 2,235 shares of our common stock to satisfy employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.+				X

101.SCH	XBRL Taxonomy Extension Schema Document.+				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	The XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2013.

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