Form 10-Q
period 2013-09-30
LEMAITRE VASCULAR INC
filed 2013-11-07
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The registrant had 15,416,169 shares of common stock, $.01 par value per share, outstanding as of October 31, 2013.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,626	$16,448
Accounts receivable, net of allowances of $253 at September 30, 2013 and $326 at December 31, 2012	9,273	9,048
Inventories	13,082	10,859
Prepaid expenses and other current assets	3,057	2,776

Total current assets	39,038	39,131
Property and equipment, net	5,984	4,544
Goodwill	15,031	13,749
Other intangibles, net	6,127	5,191
Deferred tax assets	258	273
Other assets	158	172

Total assets	$66,596	$63,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$748	$1,060
Accrued expenses	7,409	6,777
Acquisition-related obligations	1,131	557

Total current liabilities	9,288	8,394
Deferred tax liabilities	1,673	1,673
Other long-term liabilities	243	105

Total liabilities	11,204	10,172
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,794,467 shares at September 30, 2013, and 16,539,621 shares at December 31, 2012	168	165
Additional paid-in capital	64,983	64,694
Accumulated deficit	(1,413)	(3,869)
Accumulated other comprehensive loss	(343)	(433)
Treasury stock, at cost; 1,375,155 shares at September 30, 2013, and 1,323,537 shares at December 31, 2012	(8,003)	(7,669)

Total stockholders’ equity	55,392	52,888

Total liabilities and stockholders’ equity	$66,596	$63,060

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net sales	$15,300	$13,645	$46,633	$41,934
Cost of sales	4,584	3,630	13,474	11,504

Gross profit	10,716	10,015	33,159	30,430

Sales and marketing	5,205	4,911	16,278	15,310
General and administrative	3,282	2,892	9,231	8,277
Research and development	1,300	1,261	3,841	3,531
(Gain) loss on divestitures	—	(50)	—	2
Medical device excise tax	153	—	463	—

Total operating expenses	9,940	9,014	29,813	27,120

Income from operations	776	1,001	3,346	3,310

Other income (expense):
Interest income	1	47	4	68
Interest expense	(6)	—	(18)	—
Foreign currency loss	14	7	(102)	(240)

Income before income taxes	785	1,055	3,230	3,138
Provision for income taxes	64	392	774	1,265

Net income	$721	$663	$2,456	$1,873

Earnings per share of common stock:
Basic	$0.05	$0.04	$0.16	$0.12

Diluted	$0.05	$0.04	$0.16	$0.12

Weighted-average shares outstanding:
Basic	15,339	15,130	15,262	15,208

Diluted	15,780	15,605	15,707	15,654

Cash dividends declared per common share	$0.030	$0.025	$0.090	$0.075

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$721	$663	$2,456	$1,873
Other comprehensive income:
Foreign currency translation adjustment, net	310	118	90	106

Total other comprehensive income	310	118	90	106

Comprehensive income	$1,031	$781	$2,546	$1,979

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$2,456	$1,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,974	1,633
Stock-based compensation	967	936
Provision for losses in accounts receivable	(51)	140
Provision for inventory write-downs	415	947
Loss on divestitures	—	2
Loss on disposal of property and equipment	37	—
Provision for deferred income taxes	13	—
Foreign currency transaction loss	83	286
Changes in operating assets and liabilities:
Accounts receivable	63	(101)
Inventory	(1,943)	(3,078)
Prepaid expenses and other assets	(255)	63
Accounts payable and other liabilities	273	1,594

Net cash provided by operating activities	4,032	4,295
Investing activities
Purchases of property and equipment	(2,438)	(788)
Payments related to acquisitions	(3,291)	(19)
Receipts related to divestitures	—	250
Purchase of intellectual property	(141)	(110)

Net cash used in investing activities	(5,870)	(667)
Financing activities
Proceeds from issuance of common stock	699	29
Purchase of treasury stock	(334)	(1,985)
Common stock cash dividend paid	(1,374)	(1,140)

Net cash used in financing activities	(1,009)	(3,096)
Effect of exchange rate changes on cash and cash equivalents	25	(25)

Net increase (decrease) in cash and cash equivalents	(2,822)	507
Cash and cash equivalents at beginning of period	16,448	20,132

Cash and cash equivalents at end of period	$13,626	$20,639

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines are balloon catheters, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices, radiopaque tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, vein removal systems, and vessel closure systems. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Correction of an Error

During the second quarter of 2013, we identified an error in our historic inventory valuation that resulted in an understatement of the periodic carrying amount of our inventory. We corrected this error in the second quarter of 2013. As a result of the error, inventory was understated as of December 31, 2011 and 2012 by $0.2 million and $0.4 million, respectively, and cost of sales was overstated by $0.2 million in each of those years. Our financial statements for the nine months ended September 30, 2013 reflect the correction of this error, which resulted in an understatement of cost of sales of $0.4 million and an overstatement of net income of $0.3 million in the nine months ended September 30, 2013. We evaluated the materiality of the error from a qualitative and quantitative perspective and concluded the error was not material to our consolidated financial statements for the years ended December 31, 2011 and 2012, as well as the expected results for the year ending December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance which requires disclosure of changes in accumulated other comprehensive income balances by component and significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective January 1, 2013. The adoption of this standard, which is related to disclosure only, did not have an impact on our results of operations or financial position.

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

Our 2013 income tax expense varies from the statutory rate mainly due to discrete items related to a research and development tax credit earned in 2012, but enacted into law in January 2013 and the recognition of uncertain tax positions as a result of the lapse in the statute of limitations, lower statutory rates from our foreign entities and certain permanent items. Our 2012 income tax expense varied from the statutory rate amounts mainly due to the inclusion of certain foreign entities with losses, from lower statutory rates at our foreign German entity, offset by certain permanent and discrete items.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2013, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $130,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2017. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2013
(in thousands)
Unrecognized tax benefits at the beginning of year	$321
Additions for tax positions of current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapses of the applicable statutes of limitations	(191)

Unrecognized tax benefits at the end of the period	$130

As of September 30, 2013, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions is as follows:

United States	2010 and forward
Foreign	2006 and forward

3.	Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$3,223	$2,471
Work-in-process	2,525	2,084
Finished products	7,334	6,304

Total inventory	$13,082	$10,859

We held inventory on consignment of $0.6 million and $0.7 million as of September 30, 2013 and December 31, 2012, respectively.

4.	Acquisition and Divestitures

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

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. The remaining $0.3 million was paid in October 2013. We accounted for the acquisition as a business combination. We recorded $2.8 million of intangible assets and $1.8 million of goodwill. The weighted-average amortization period for the acquired intangible assets is 12.0 years. The goodwill of $1.8 million will be deductible for tax purposes over 15 years.

Clinical Instruments International, Inc.

In July 2013, we entered into an Asset Purchase Agreement with Clinical Instruments International, Inc. (Clinical Instruments) to acquire substantially all the assets of Clinical Instruments for $1.1 million. We paid $0.9 million at the closing and the remaining $0.2 million is payable in October 2014. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$169
Intangible assets	322
Goodwill	614

Total assets acquired	1,105

Total liabilities assumed	—

$1,105

The goodwill of $0.6 million will be deductible for tax purposes over 15 years.

Of the $0.3 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$95	5.0 years
Technology	$147	6.0 years
Customer relationships	80	6.0 years

Total intangible assets	$322

InaVein LLC

In August 2013, we entered into an Asset Purchase Agreement with InaVein LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and acquisition-related contingent consideration totaling $1.4 million in 2014 and 2015 dependent on the performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and the remaining $0.4 million is payable in August 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$670
Property and equipment, net	154
Intangible assets	1,143
Goodwill	668

Total assets acquired	2,635

Total liabilities assumed	(100)

$2,535

The goodwill of $0.7 million will be deductible for tax purposes over 15 years.

Of the $1.1 million of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$70	5.0 years
Tradename	163	8.0 years
Technology	354	6.0 years
Customer relationships	556	7.0 years

Total intangible assets	$1,143

Schaublin Medica SA Distribution Agreement

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price is due in three equal installments with payments made in October 2012 and January 2013 and the final payment due in January 2014. In 2012, we recorded $0.1 million of intangible assets and recognized $0.1 million of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for the acquired intangible assets is 7.0 years.

TryTech Distribution Agreement

In December 2012, we entered into a definitive agreement with TryTech Corporation (TryTech) to terminate its distribution of our products in a certain Japanese territory and to acquire certain assets and rights from TryTech effective as of April 1, 2013 for $0.1 million. The purchase price is due in three equal installments with payments made in December 2012 and March 2013 and the final payment due in March 2014. We recorded $0.1 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for the acquired intangible assets is 3.0 years.

Medistim Norge AS Distribution Agreement

In October 2013, we entered into a definitive agreement with Medistim Norge AS (Medistim) to terminate its distribution of our products in Norway and to acquire certain assets and rights from Medistim effective as of January 1, 2014 for $0.2 million. The purchase price is due in three installments with the first payment made in October 2013 and the remaining two payments due in December 2013 and December 2014. We will account for this transaction during the three months ending December 31, 2013.

Tag Medical Pty Ltd Distribution Agreement

In October 2013, we entered into a definitive agreement with Tag Medical Pty Ltd (Tag) to terminate its distribution of our products in Australia and to acquire certain assets and rights from Tag effective as of January 1, 2014 for $0.2 million. The purchase price is due in three installments with the first payment made in November 2013 and the remaining two payments due in December 2013 and December 2014. We will account for this transaction during the three months ending December 31, 2013.

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

Our acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of synergies that will be realized by combining businesses. These synergies include the use of our existing sales channel to expand sales of the acquired businesses’ products, consolidation of manufacturing facilities, and the leveraging our existing administrative infrastructure. The net assets acquired have been recorded based on estimates of fair value and, for acquisitions completed within the past year, are subject to adjustment upon finalization of the valuation process.

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

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at beginning of year	$13,749
Additions for acquisitions	1,282

Balance at September 30, 2013	$15,031

The components of our identifiable intangible assets were as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$5,653	$1,768	$3,885	$5,108	$1,339	$3,769
Trademarks and technology licenses	1,417	900	517	1,157	821	336
Customer relationships	2,593	1,294	1,299	1,757	1,001	756
Other intangible assets	840	414	426	673	343	330

Total identifiable intangible assets	$10,503	$4,376	$6,127	$8,695	$3,504	$5,191

These intangible assets are being amortized over their useful lives ranging from 1 to 15 years. The weighted-average amortization period for these intangibles as of September 30, 2013 is 7.7 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)

Amortization expense	$323	$199	$857	$677

Estimated amortization expense for the remainder of 2013 and each of the five succeeding fiscal years is as follows:

	2013	2014	2015	2016	2017	2018
	(in thousands)

Amortization expense	$356	$1,224	$963	$817	$559	$446

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Compensation and related taxes	$4,210	$3,860
Income and other taxes	1,045	963
Professional fees	530	521
Other	1,564	1,433

Total	$7,349	$6,777

7.	Commitments and Contingencies

Purchase Commitments

As of September 30, 2013, as part of our normal course of business, we have purchase commitments to purchase $3.6 million of inventory through 2015.

8.	Segment and Enterprise-Wide Disclosures

The FASB establishes standards for reporting information regarding operating segments in financial statements. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for product sales by product line and by legal entity for local reporting purposes.

Most of our revenues were generated in the United States, Germany, Japan, Canada and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$9,506	$8,811	$28,820	$27,191
Germany	1,805	1,419	5,166	4,149
Japan	609	667	1,779	1,955
Other countries	3,380	2,748	10,868	8,639

Net Sales	$15,300	$13,645	$46,633	$41,934

9.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock option awards	$252	$239	$596	$530
Restricted stock units	160	167	371	406

Total share-based compensation	$412	$406	$967	$936

We have computed the fair values of employee stock options for option grants issued during the nine months ended September 30, 2013 and 2012 using the Black-Scholes option model with the following assumptions:

	2013	2012
Dividend yield	1.8%	1.6%
Volatility	57.9%	61.8%
Risk-free interest rate	1.6%	0.6%
Weighted average expected option term (in years)	5.6	5.5
Weighted average fair value per share of options granted	$3.00	$2.91

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2013 was $6.67. The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2012 was $6.23.

We issued approximately 255,000 and 119,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the nine months ended September 30, 2013 and 2012, respectively.

10.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$721	$663	$2,456	$1,873

Weighted average shares outstanding	15,339	15,130	15,262	15,208

Basic earnings per share	$0.05	$0.04	$0.16	$0.12

Diluted:
Net income available for common stockholders	$721	$663	$2,456	$1,873

Weighted-average shares outstanding	15,339	15,130	15,262	15,208
Common stock equivalents, if diluted	441	475	445	446

Shares used in computing diluted earnings per common share	15,780	15,605	15,707	15,654

Diluted earnings per share	$0.05	$0.04	$0.16	$0.12

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	395	523	438	559

11.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.5 million of shares of our common stock remaining under the repurchase program as of September 30, 2013. The following is a summary of the stock repurchase activity for the nine months ended:

	September 30, 2013		September 30, 2012
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	( $ in thousands)

Share repurchases	15,323	$88	304,846	$1,759

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On October 23, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on December 4, 2013 to stockholders of record at the close of business on November 20, 2013, which will total approximately $0.5 million.

12.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash paid (refunded) for income taxes, net	$755	$163

Common stock repurchased for RSU tax withholdings	$246	$200

13.	Fair Value Measurements

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

As of September 30, 2013, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $8.3 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2013.

We determine the fair value of acquisition-related contingent consideration based on assessment of the probability that we would be required to make such future payment. The following table provides a rollforward of the fair value, as determined by Level 3 inputs:

Nine months ended September 30,
2013
Beginning balance	$—

Additions	35
Change in fair value included in earnings	—

Ending Balance	$35

14.	Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss consisted of foreign currency translation for the nine months ended September 30, 2013 and 2012, respectively.

	Nine months ended September 30,
	2013	2012
Beginning balance	$(433)	$(606)

Other comprehensive income before reclassifications	90	106
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income	90	106

Ending Balance	$(343)	$(500)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risk and uncertainties include, but are not limited to: the risk that the Company may not realize the anticipated benefits of its strategic activities; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to the integration of acquisition targets; risks related to product demand and market acceptance of the Company’s products; the risk that the XenoSure product is not as accretive and does not achieve the gross margins currently anticipated by the Company; the risk that the Company experiences increased expense, production delays or quality difficulties in the transition of the XenoSure manufacturing operations; risks related to attracting, training and retaining sales representatives and other employees in new markets such as Australia and Norway; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AlboSure, LifeSpan, Trivex, UnBalloon, and XenoSure are registered trademarks of LeMaitre Vascular, and MultiTASC is an unregistered trademark of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Japan and Canada. We estimate that the annual worldwide market for all peripheral vascular devices approximates $3 to $4 billion, within which our core product lines address roughly $800 million. We have grown our business by using a three-pronged strategy: focusing on the vascular surgeon customer, competing in niche markets, and expanding our sales platform by increasing our worldwide direct sales force and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development efforts. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: balloon catheters, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices, radiopaque marking tape, remote endarterectomy devices, valvulotomes, vascular grafts, vascular patches, vein removal systems, and vessel closure systems.

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

Our business opportunities include the following:

•	the long-term growth of our sales force in North America, Europe and Japan, sometimes in connection with terminations of certain distributor relationships in order to expand our sales presence in new countries;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new markets upon obtainment of regulatory approvals in these markets; and

•	the consolidation of product manufacturing into our Burlington, Massachusetts corporate headquarters.

We sell our products primarily through a direct sales force. As of September 30, 2013 our sales force was comprised of 87 sales representatives in North America, Europe, and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; and Milan, Italy. For the nine months ended September 30, 2013 approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland effective January 1, 2013. The agreement required us to pay approximately $0.2 million in exchange for the purchase of their customer list for our products, certain customer contracts, sales and marketing transition services, and minimal inventory.

•	In December 2012, we entered into a definitive agreement with TryTech Corporation to terminate its distribution of our products in a certain Japanese territory effective as of April 1, 2013. The agreement required us to pay approximately $0.1 million in exchange for the purchase of their customer list for our products, certain customer contracts, sales and marketing transition services, and minimal inventory.

•	In March 2013, we began shipping directly to our Canadian customers from our sales office in Mississauga, Canada.

•	In October 2013, we entered into a definitive agreement with Medistim Norge AS (Medistim) to terminate its distribution of our products in Norway effective January 1, 2014. The agreement required us to pay approximately $0.2 million in exchange for the purchase of their customer list for our products, sales and marketing transition services, and minimal inventory.

•	In October 2013, we entered into a definitive agreement with Tag Medical Pty Ltd (Tag) to terminate its distribution of our products in Australia effective January 1, 2014. The agreement required us to pay approximately $0.2 million in exchange for the purchase of their customer list for our products, certain customer contracts, sales and marketing transition services, and minimal inventory.

We anticipate that the expansion of our direct sales organization in Canada and Switzerland will result in increased sales and marketing expenses during 2013. We anticipate that going direct in Norway and Australia will result in increased administrative, selling, and marketing expenses in 2014.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In June 2011, we divested our TAArget and UniFit stent grafts to Duke Vascular, Inc. for $0.6 million. In addition, Duke Vascular, Inc. assumed our future obligations for the associated UNITE and ENTRUST clinical trials.

•	In August 2011, we terminated our distribution of Endologix’s aortic stent graft products in Europe in exchange for $1.3 million.

•	In October 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc, Inc. for $4.6 million, having previously been an exclusive distributor of the XenoSure biologic vascular patch since 2008.

•	In July 2013, we acquired substantially all of the assets of Clinical Instruments International, Inc. (Clinical Instruments), a manufacturer of latex and latex free shunts and catheters, for $1.1 million.

•	In August 2013, we acquired substantially all of the assets of InaVein LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus acquisition-related contingent consideration totaling $1.4 million in 2014 and 2015 based on the performance of the acquired business and regulatory approval in China.

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

•

In November 2012, we initiated a project to build a third clean room for our newly acquired XenoSure biologic vascular patch. We expect this transition to our Burlington facility to continue into the second quarter of 2014 resulting in a negative impact to our gross profit. Once the transition is complete, we expect the gross margins on our XenoSure biologic vascular patch to improve beginning in the second half of 2014; however, there can be no assurance that these results will be achieved, if at all. Further, the production of the XenoSure biologic vascular patch will be our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with this transfer.

Our execution of these strategies may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in 2011 we exited the stent graft business and realized gains of approximately $0.7 million in 2011 and $0.2 million in 2012.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2013, approximately 34% of our sales were from outside the Americas. We expect foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will report less sales in U.S. dollars than we did before the rate increase went into effect.

Adjustments to Previously Issued Unaudited Preliminary Results of Operations

We recorded an additional provision for income taxes of $60,000 for the three months ending September 30, 2013 due to higher income taxes than expected on certain stock option exercises since the reporting of our preliminary results on October 29, 2013, which reduced net income by $60,000 in the period.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)	2013	2012	Percent change	2013	2012	Percent change
	($ in thousands)
Net sales	$15,300	$13,645	12%	$46,633	$41,934	11%

Net sales by geography:
Americas	$10,166	$9,279	10%	$30,777	$28,429	8%
International	5,134	4,366	18%	15,856	13,505	17%

Total	$15,300	$13,645	12%	$46,633	$41,934	11%

Net sales. Net sales increased 12% to $15.3 million for the three months ended September 30, 2013, compared to $13.6 million for the three months ended September 30, 2012. Sales increases for the three months ended September 30, 2013 were primarily driven by increased sales in biologic vascular patches of $0.7 million, catheters of $0.3 million, shunts of $0.3 million, valvulotomes of $0.2 million, and Dacron grafts of $0.2 million, and were partially offset by decreased sales of radiopaque tape of $0.2 million. The Clinical and InaVein acquisitions contributed $0.3 million of sales during the three months ended September 30, 2013.

Net sales increased 11% to $46.6 million for the nine months ended September 30, 2013, compared to $41.9 million for the nine months ended September 30, 2012. Sales increases for the nine months ended September 30, 2013 were primarily driven by increased sales in biologic vascular patches of $1.9 million, valvulotomes of $0.9 million, catheters of $0.8 million, Dacron grafts of $0.5 million, and vessel closure systems of $0.5 million, and were partially offset by decreased sales of radiopaque tape and non-occlusive modeling catheters. The primary drivers in the increased sales were higher average selling prices across all product lines, increases in unit sales, and the recovery of Dacron graft sales previously prohibited in certain European countries.

Direct-to-hospital net sales were 93% for the nine months ended September 30, 2013, down from 95% for the nine months ended September 30, 2012.

Net sales by geography. Net sales in the Americas increased by $0.9 million for the three months ended September 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, vessel closure systems, and newly acquired products, as well as higher average selling prices across nearly all product lines, and was partially offset by decreased sales of radiopaque tape. International net sales increased $0.8 million for the three months ended September 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, catheters, valvulotomes, and Dacron grafts.

Net sales in the Americas increased by $2.3 million for the nine months ended September 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, valvulotomes, vessel closure systems, and catheters, as well as higher average selling prices across nearly all product lines, and was partially offset by decreased sales of radiopaque tape of $0.4 million. International net sales increased $2.4 million for the nine months ended September 30, 2013. The increase was primarily driven by increased sales of biologic vascular patches, catheters, Dacron grafts, and valvulotomes.

	Three months ended September 30,					Nine months ended September 30,
(unaudited)	2013	2012	$ Change		Percent change	2013	2012	$ Change		Percent change
	($ in thousands)
Gross profit	$10,716	$10,015	$701		7%	$33,159	$30,430	$2,729		9%

Gross margin	70.0%	73.4%		*	(3.4%)	71.1%	72.6%		*	(1.5%)

*	Not applicable

Gross Profit. Gross profit increased 7% to $10.7 million for the three months ended September 30, 2013, while gross margin decreased 3.4% to 70% in the same period. The gross margin decrease was largely driven by, unfavorable geographic and product mix, start-up costs associated with our biologic vascular patch manufacturing as well as transition costs associated with our newly acquired Clinical manufacturing facility. These decreases were partially offset by non-recurring inventory write-offs associated with our Dacron graft manufacturing in 2012 and higher average selling prices across all product lines. The gross profit increase was a result of higher sales.

Gross profit increased 9% to $33.2 million for the nine months ended September 30, 2013, while gross margin decreased 1.5% to 71.1% in the same period. The gross margin decrease was largely driven by unfavorable geographic mix, increased sales of our lower margin biologic vascular patches, and start-up costs associated with our biologic vascular patch. These decreases were partially offset by non-recurring inventory write-offs associated with our Dacron graft manufacturing in 2012, higher average selling prices across all product lines, improved manufacturing efficiencies and the correction of an inventory valuation error recorded in the second quarter of 2013. The gross profit increase was a result of higher sales.

In October 2012, we entered into a definitive agreement with Neovasc, Inc. to acquire the manufacturing and distribution rights of the XenoSure biologic vascular patch, which we expect will continue to negatively affect gross margin through the second quarter of 2014 as we transition production to our Burlington facility. We expect to realize efficiencies which may improve gross margins on our XenoSure biologic vascular patch beginning in the second half of 2014.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2013	2012	$ change	Percent change	2013	2012	$ change	Percent change
	($ in thousands)
Sales and marketing	$5,205	$4,911	$294	6%	$16,278	$15,310	$968	6%
General and administrative	3,282	2,892	390	13%	9,231	8,277	954	12%
Research and development	1,300	1,261	39	3%	3,841	3,531	310	9%
Loss on divestitures	—	(50)	50	*	—	2	(2)	*
Medical device excise tax	153	—	153	*	463	—	463	*

Total	$9,940	$9,014	$926	10%	$29,813	$27,120	$2,693	10%

	Three months ended September 30,			Nine months ended September 30,
	2013 % of Net Sales	2012 % of Net Sales	Change	2013 % of Net Sales	2012 % of Net Sales	Change

Sales and marketing	34%	36%	(2%)	35%	37%	(2%)
General and administrative	21%	21%	0%	20%	20%	0%
Research and development	8%	9%	(1%)	8%	8%	0%
Loss on divestitures	0%	0%	0%	0%	0%	0%
Medical device excise tax	1%	0%	1%	1%	0%	1%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2013, sales and marketing expense increased 6% to $5.2 million. Selling expense increased $0.4 million while marketing expense decreased by $0.1 million. Selling expense increases were driven by increased compensation and other personnel related costs of $0.3 million, primarily due to additional sales personnel in Switzerland and Canada. Marketing expense decreases were largely driven by a reduction of direct marketing and advertising expenses. As a percentage of net sales, sales and marketing expense was 34% in the three months ended September 30, 2013.

For the nine months ended September 30, 2013, sales and marketing expense increased by 6% to $16.2 million. Selling expense increased $1.3 million while marketing expense decreased by $0.3 million. Selling expense increases were driven by increased compensation and other personnel related costs of $1.0 million, partially due to additional sales personnel in Switzerland and Canada, and increased sales meetings and related costs of $0.2 million. Marketing expense decreases were largely driven by a $0.3 million reduction in advertising costs which was offset by an increase in compensation expenses of $0.1 million. As a percentage of net sales, sales and marketing expense was 35% in the nine months ended September 30, 2013.

General and administrative. For the three months ended September 30, 2013, general and administrative expense increased 13% to $3.3 million. The increase was largely the result of expenses associated with our newly formed subsidiary in Canada, increased compensation costs of $0.2 million, increased professional services costs of $0.2 million, and increased intangible amortization of $0.1 million, which was partially offset by decreased employee termination and bad debt costs. As a percentage of net sales, general and administrative expense was 21% in the three months ended September 30, 2013.

For the nine months ended September 30, 2013, general and administrative expense increased 12% to $9.2 million. The increase was largely the result of expenses associated with our newly formed subsidiary in Canada, increased compensation costs of $0.5 million, increased professional services costs of $0.5 million, and increased intangibles amortization of $0.2 million, which was partially offset by decreased employee termination and bad debt costs. As a percentage of net sales, general and administrative expense was 20% in the nine months ended September 30, 2013.

Research and development. For the three months ended September 30, 2013, research and development expense increased 3% to $1.3 million. Product development expense decreased $0.1 million primarily due to decreased product testing costs. Clinical and regulatory expense increased $0.1 million primarily due to increased testing costs. As a percentage of net sales, research and development expense was 8% for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, research and development expense increased 9% to $3.8 million. Product development expense increased $0.1 million primarily due to increased compensation expense.

Clinical and regulatory expense increased $0.2 million mainly due to increased compensation and outside services. As a percentage of net sales, research and development expense was 8% for the nine months ended September 30, 2013.

Medical device excise tax. Commencing in 2013, we were subject to a medical device excise tax of 2.3% of sales within the United States. The medical device excise tax was $0.2 million and $0.5 million for the three months and nine months ended September 30, 2013, respectively. We estimate this tax will negatively affect income from operations by approximately $0.7 million in 2013.

Gain / loss on divestitures. We recorded a $0.1 million gain on divestiture relating to our TAArget and UniFit stent graft product lines as a result of payments received from Duke Vascular during the three months ended September 30, 2012. We recorded a $0.1 million write-off on a note receivable associated with our 2010 Optilock divesture as the acquirer provided notice that it was filing for insolvency protection under German law in the second quarter of 2012.

Foreign exchange gains / losses. Foreign exchange losses for the nine months ended September 30, 2013 were $0.1 million. For the nine months ended September 30, 2012, foreign exchange losses were $0.2 million, primarily the result of a cumulative translation adjustment recorded at our Biomateriali subsidiary upon the liquidation and dissolution of that legal entity.

Income tax expense. We recorded a provision for taxes of $0.1 million on pre-tax income of $0.8 million for the three months ended September 30, 2013, compared to $0.4 million on pre-tax income of $1.1 million for the three months ended September 30, 2012. We recorded a provision for taxes of $0.8 million on pre-tax income of $3.2 million for the nine months ended September 30, 2013, compared to $1.3 million on a pre-tax income of $3.1 million for the nine months ended September 30, 2012. Our 2013 provision was based on the estimated annual effective tax rate of 35.2%, comprised of estimated federal and state income taxes of approximately $1.6 million, as well as foreign income taxes of $0.3 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to discrete items related to a $0.2 million research and development tax credit earned in 2012, but enacted into law in January 2013 and the recognition of $0.2 million of uncertain tax positions as a result of the lapse in the statute of limitations, lower statutory rates from our foreign entities and certain permanent items. Our September 30, 2012 provision for taxes was based on the estimated annual effective tax rate of 39.4% and was comprised of estimated federal and state income taxes of approximately $1.0 million, as well as a foreign income tax benefit of $0.1 million. Our 2012 income tax expense varied from the statutory rate amounts mainly due to the inclusion of certain foreign entities with losses, from lower statutory rates at our foreign German entity, offset by certain permanent and discrete items. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of September 30, 2013, we will continue to carry a valuation allowance against $3.1 million of deferred tax assets, principally foreign net operating loss carry-forwards, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

For the remainder of 2013, we expect that our effective tax rate will be comparable to the statutory tax rates less the benefits related to research and development tax credits from both 2012 and 2013 as a result of legislation enacted in January 2013, reductions in uncertain tax positions due to the lapse of the statute of limitations and the benefit from the exercise of certain stock options.

Liquidity and Capital Resources

At September 30, 2013, our cash and cash equivalents were $13.6 million as compared to $16.4 million at December 31, 2012. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of September 30, 2013. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offering and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $3.3 million for the nine months ended September 30, 2013. For the year ended December 31, 2012, we recognized operating income of $4.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with the acquisitions of InaVein and Clinical Instruments;

•	payments associated with the buyout of distributors such as in Norway and Australia;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase plan;

•	payments associated with U.S income taxes or other taxes, such as the medical device tax which we estimate will be approximately $0.7 million in 2013;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the costs of obtaining and maintaining FDA and international regulatory clearances of our existing and future products;

•	the effects of competing technological and market developments; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make purchases under our share repurchase program, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash and cash equivalents and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility with, a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time and will conclude no later than December 31, 2013, unless otherwise extended by our Board of Directors. The repurchase program is being funded using our available cash and cash equivalents. We have the authority to purchase $3.5 million of shares of our common stock remaining under the repurchase program as of September 30, 2013. The following is a summary of the stock repurchase activity for the nine months ended:

	September 30, 2013		September 30, 2012
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	( $ in thousands)

Share repurchases	15,323	$88	304,846	$1,759

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On October 23, 2013, our Board of Directors approved a quarterly cash dividend on our common stock of $0.03 per share payable on December 4, 2013 to stockholders of record at the close of business on November 20, 2013, which will total approximately $0.5 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2013	2012	Net Change
Cash and cash equivalents	$13,626	$20,639	$(7,013)

Cash flows provided by (used in):
Operating activities	$4,032	$4,295	$(263)
Investing activities	(5,870)	(667)	(5,203)
Financing activities	(1,009)	(3,096)	2,087

Net cash provided by operating activities. Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2013, and consisted of $2.5 million net income, adjusted for non-cash items of $3.4 million (including depreciation and amortization of $2.0 million, stock-based compensation of $1.0 million, and provision for inventory write-offs of $0.4 million) and was offset by changes in working capital of $1.9 million. The net cash used by changes in working capital was principally the result of an increase in inventory.

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

Net cash used in investing activities. Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2013. This was primarily driven by acquisition related payments to InaVein and Clinical Instruments of $3.2 million and the purchase of property and equipment of $2.4 million of which $0.9 million related to facility build-out and manufacturing equipment associated with our biologic vascular patch.

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2012. This was primarily driven by the purchase of property and equipment and was partially offset by a $0.3 million collection of a note receivable related to our 2011 stent graft divestiture.

Net cash used in financing activities. Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2013, driven primarily by payment of common stock dividends of $1.4 million and $0.3 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings which were partially offset by proceeds from stock option exercises of $0.7 million.

Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2012, driven primarily by the purchase of $2.0 million of our shares of common stock under our stock repurchase plan and the payment of common stock dividends of $1.1 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of September 30, 2013:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$3,374	$1,093	$1,624	$657	$—
Purchase commitments for inventory	3,597	3,121	476	—	—

Total contractual obligations	$6,971	$4,214	$2,100	$657	$—

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There has been no material changes in our critical accounting policies during the nine months ended September 30, 2013. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance which requires disclosure of changes in accumulated other comprehensive income balances by component and significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance became effective January 1, 2013. The adoption of this standard, which is related to disclosure only, did not have an impact on our results of operations or financial position.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2013, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, product liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 7, 2013, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2013 through July 31, 2013	21,734	$6.75	—	$3,482,619
August 1, 2013 through August 31, 2013	—	$—	—	$3,482,619
September 1, 2013 through September 30, 2013	12,095	$6.94	—	$3,482,619

Total	33,829	$6.82	—	$3,482,619

(1)	For the three months ended September 30, 2013, we repurchased 33,829 shares of our common stock to satisfy employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. The expiration date of this program is December 31, 2013.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Asset Purchase Agreement dated August 28, 2013 between LeMaitre Vascular, Inc. and InaVein, LLC				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2013.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Asset Purchase Agreement dated August 28, 2013 between LeMaitre Vascular, Inc. and InaVein, LLC				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.