Form 10-K
period 2013-12-31
LEMAITRE VASCULAR INC
filed 2014-03-21
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 28, 2013: $55,483,470. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding based on Schedules 13G filed by such stockholders for the year ended December 31, 2013 were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 13, 2014, the registrant had 15,579,447 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2013 FORM 10-K ANNUAL REPORT

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or terminations of distribution arrangements that we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, EndoRE, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Inahara-Pruitt, InvisiGrip, LeverEdge, LifeSpan, MollRing Cutter, MultiTASC, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, UnBalloon, VascuTape, TRIVEX, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular, and AlboSure, EndoHelix, Flexcel, Grice, Martin, NovaSil, Periscope, Reddick-Saye and VCS are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and implants for the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons. Our diversified portfolio of peripheral vascular devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, including the Expandable LeMaitre Valvulotome, the Pruitt F3 Carotid Shunt, VascuTape Radiopaque Tape and the XenoSure biologic patch.

We have grown our business by using a three-pronged strategy: competing in niche markets, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. Since 1998 we have built our sales force from zero to 85 direct sales representatives as of December 31, 2013 and we have completed a number of vascular device acquisitions.

We estimate that peripheral vascular disease affects more than 20 million people worldwide. We estimate that the annual worldwide market for all peripheral vascular devices is approximately $3 to $4 billion and that the annual worldwide market addressed by our core product lines approximates $800 million. We believe that this market will grow due to the increase in the incidence and diagnosis of peripheral vascular disease, a shift to higher priced endovascular devices, and the adoption of western healthcare standards by the developing world. We believe that our strong brands, established sales force, evolving suite of peripheral vascular devices, and broad network of vascular surgeon customers position us to capture an increasing share of this large and growing market.

We sell 14 product lines, most of which are used in open vascular surgery and some of which are used in endovascular procedures. For 2013, 2012 and 2011, our valvulotomes, balloon catheters, and carotid shunt product lines have each comprised more than 10% of our revenues. Additionally, our radiopaque tape comprised 8% of our revenues in 2013 compared to 10% and 9% of our revenues in 2012 and 2011, respectively. Finally, our XenoSure biologic patches comprised 12% of our revenues in 2013 compared to 9% and 5% in 2012 and 2011, respectively. In none of those years, including 2013, did any single product line account for more than 25% of our revenues.

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

We sell our products primarily through a direct sales force. Our sales force was comprised of 85 field sales representatives in North America, Europe and Japan as of December 31, 2013. We also sell our products through distributors in countries where we do not have a direct sales force. For the year ended December 31, 2013, approximately 92% of our net sales were generated through our direct sales force, and no single customer accounted for more than 1% of our net sales.

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

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 2,000 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe, Asia and the Pacific Rim. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both conventional vascular surgeries and endovascular procedures. Conventional vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging technologies.

Our History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our Expandable LeMaitre Valvulotomes and Over-The-Wire LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 14 product lines.

We have completed fourteen acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s)
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Vascular access grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Thoracic and abdominal stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic vascular patch
2013	Clinical Instruments	Carotid Shunts and Embolectomy Catheters
2013	TRIVEX	Powered phlebectomy system

With the exception of the recently acquired TRIVEX product lines, we have relocated most of the manufacturing operations associated with these acquisitions to our Burlington, Massachusetts, headquarters and we continue to look at ways to make our operations more efficient.

Our Business Strategies

Our goal is to be a leading global provider of medical devices to vascular surgeons.

To achieve this objective, we are utilizing the following long-term strategies:

•

Focus on niche markets. We seek to build and maintain market-leading positions in niche product markets. We believe that the relative lack of competitive focus on these markets by larger competitors with greater resources, and the differentiated features and consistent quality of our products, allow for higher selling prices in these markets. In recent years we have sought to leverage these market-leading share positions by selling complementary products in more competitive, larger market segments.

•

Expand our direct sales force. We sell our products primarily through a direct sales force in North America, Europe and Japan. We intend to further expand our sales force over time. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices, and are not subject to the risk of customer churn related to distributor turnover.

•

Add complementary products through acquisitions, research and development, and additional regulatory approvals. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We actively track industry developments and evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new markets in order to further access the broader peripheral vascular device market.

Our Products

The following table describes the primary use and availability of each of our product lines as of March 1, 2014:

Generally Available for Sale in(1)
Product Line	Primary Use	United States	European Union	Japan
Balloon Catheters - LeMaitre Embolectomy Catheters - Over-the-Wire Embolectomy Catheters - NovaSil Embolectomy Catheters - Pruitt Occlusion Catheters - Distal Perfusion Catheter	Removal of blood clots; occlusion, and facilitation of blood flow	✓	✓	✓
Carotid Shunts - Pruitt F3 Carotid Shunts - Pruitt-Inahara Carotid Shunts - Inahara-Pruitt Carotid Shunts - Flexcel Carotid Shunts - Latex-Free Carotid Shunts	Facilitation of blood flow to brain during carotid plaque removal	✓	✓	✓
Laparoscopic Cholecystectomy Devices - Reddick Cholangiogram Catheter - Reddick-Saye Screw Retractor Kit - Grice Laparoscopic Suture Needle	Introduction of dye into the cystic duct; related uses	✓	✓
Manual Contrast Injectors - LeverEdge Contrast Injector	Injection of contrast media into blood vessels	✓	✓
Modeling Catheters - The UnBalloon Non-Occlusive Modeling Catheter	Improvement in the seal of aortic stent grafts	✓	✓	Application submitted
Powered Phlebectomy - TRIVEX phlebectomy system	Removal of varicose veins by powered phlebectomy	✓	✓
Radiopaque Tape - Glow ‘n’ Tell Tape - LeMaitre Stent Guide	Improvement in precision of vascular and endovascular procedures	✓	✓	✓
Remote Endarterectomy Devices - MollRing Cutter Transection Device - Martin Dissector - EndoHelix Retrieval Device - Periscope Dissector - Ring Stripper - MultiTASC Dissection/Transection Device	Removal of blockages in the major arteries of the leg	✓	✓
Valvulotomes - Expandable LeMaitre Valvulotomes - Over-The-Wire LeMaitre Valvulotome	Destruction of vein valves to create vein bypass grafts	✓	✓	✓
Vascular Grafts—ePTFE - LifeSpan ePTFE Vascular Grafts	Synthetic vessels for use in bypass and replacement procedures	✓	✓	✓
Vascular Grafts—Polyester - AlboGraft Knitted Vascular Grafts - AlboGraft Woven Vascular Grafts	Synthetic vessels for use in bypass and replacement procedures	✓	✓
Vascular Patches - XenoSure Biologic Patches - AlboSure Vascular Patches	Synthetic and biological patches for use in closing incisions in a blood vessel	✓	✓
Vein Strippers - InvisiGrip Vein Stripper	Single incision removal of varicose veins	✓	✓	✓
Vessel Closure Systems - AnastoClip VCS Vessel Closure System - AnastoClip GC Vessel Closure System - Accessory Devices	Attachment of blood vessels, primarily for dialysis access	✓	✓	✓

(1)	Due to varying regulatory schemes and product introduction timelines, it may be that only some models within the applicable product line are approved for sale in the indicated market. For example, in our carotid shunts product line, our Pruitt-Inahara carotid shunts are available for sale in the United States, the European Union and Japan, but our Pruitt F3 carotid shunts are not available for sale in Japan (though we have submitted an application for regulatory approval for this product in Japan).

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

Carotid Shunts

Our Pruitt F3, Pruitt-Inahara, Inahara-Pruitt, Flexcel and latex-free Carotid Shunts are used to temporarily divert, or shunt, blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3, Pruitt-Inahara, and Inahara-Pruitt shunts feature internal balloon fixation that eliminates the need for clamps, thereby reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to secure their shunt using externally placed clamps.

Modeling Catheters

Our UnBalloon Non-Occlusive Modeling Catheter is used to apply radial pressure to the inside of an aortic stent graft in order to seal the outer lining of the stent graft against either the aorta or an adjacent stent graft. Unlike a traditional balloon catheter, The UnBalloon dilates the aortic stent graft without occluding blood flow, allowing the physician more time to repair an endoleak or model the stent graft while minimizing the risk of stent graft migration during modeling.

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

Valvulotomes

Our Expandable LeMaitre Valvulotomes and our Over-The-Wire LeMaitre Valvulotomes cut valves in the saphenous vein, a vein that runs from the foot to the groin, so that the vein can function as a bypass vessel to carry blood past diseased arteries to the lower leg or the foot. We believe that our valvulotomes reduce costs for hospitals by enabling less invasive bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications. The 1.5mm Expandable LeMaitre Valvulotome is the seventh generation of the original valvulotome developed by our founder, George D. LeMaitre, M.D.

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

Vascular Patches

We sell the XenoSure Biologic Vascular Patch, a patch made from bovine pericardium. In 2008, we obtained exclusive rights to distribute this product under our “XenoSure” brand in the United States, and in 2012, we exercised our option to acquire this product. Our AlboSure Vascular Patch is a polyester patch. Vascular surgeons use patches in conjunction with carotid endarterectomy, remote endarterectomy, and other vascular reconstructions.

Powered Phlebectomy Devices

Our TRIVEX powered phlebectomy system is comprised of capital equipment and disposables that enable less invasive removal of varicose veins. In this procedure, an illuminator is inserted through a small incision into the leg, enabling visualization of varicose veins. A second instrument removes the veins. Compared to conventional hook phlebectomy, this surgical procedure is faster and results in more complete vein removal through fewer incisions.

Vessel Closure Systems

Our AnastoClip and AnastoClip GC Vessel Closure Systems allow surgeons to attach vessels to one another by deploying titanium clips in place of suturing. These vessel closure systems create an interrupted anastomosis, or a vessel attachment that expands and contracts as the vessel pulses, which we believe improves the durability of the anastomosis.

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

Sales and Marketing

As of December 31, 2013, we employed 85 field sales representatives. Notable developments in late 2013 include our initiative to sell direct-to-hospital in Norway and to set up an office in Melbourne, Australia. We believe that the expansion of our direct sales force has been a key factor in our success and it remains one of our primary long-term strategies.

Outside our direct markets, we generally sell our products through country-specific distributors. We typically sign exclusive distribution agreements with terms of up to three years frequently specifying minimum annual sales volumes and pricing. These agreements are renewable by mutual agreement. From time to time, when we determine that it would be financially advantageous for us to sell directly in a market, we terminate one or more of our distributors in that market. In December 2012, we agreed to terminate our distributor for a certain Japanese territory, and we began selling direct-to-hospital in this territory through our existing eight person Japanese sales force in 2013. In October 2013, we agreed to terminate our distributors in Australia and Norway, and we began selling direct-to-hospital in those territories in January 2014.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are primarily focused on the open vascular space and are largely improvements to our existing devices. In recent years we have increased investment in product research and development, with the goal of more rapidly developing new products, line extensions, and next-generation devices. In 2013 our development efforts were focused on launching the MultiTASC device, a two-in-one tool for dissecting, cutting and removing total occlusions of the superficial femoral artery, the 1.5mm Expandable LeMaitre Valvulotome, a smaller-size of our classic Expandable LeMaitre Valvulotome, and the AlboSure vascular patch, a polyester alternative to our XenoSure biologic vascular patch.

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

For 2013, 2012, and 2011, our research and development expenditures were $5.2 million, $5.1 million and $4.4 million, respectively, representing between 8% and 9% of net sales. As of December 31, 2013, our research and development staff consisted of 16 full-time engineers and technicians.

Manufacturing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced in three clean rooms. In 2013, we completed the build-out of our third clean room in Burlington for the production of the XenoSure biologic vascular patch. Our most recent manufacturing consolidation into Burlington, Massachusetts was the launch of production of the XenoSure biologic vascular patch in 2013. While we ramp production of the XenoSure biologic vascular patch in our facility, we continue to source product from Neovasc Inc. We expect this transition to our Burlington facility to be complete in the second half of 2014. In January 2014, we also initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We expect the transfer to be complete in the second quarter of 2014. Although almost all of our product lines are produced in Burlington, Massachusetts, our TRIVEX and EndoRE products are currently manufactured by third-parties.

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

Our Burlington manufacturing facilities have been certified to ISO 13485:2003 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. If we were to lose these certifications, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations. Our manufacturing facilities are subject to periodic inspections by regulatory authorities and our Notified Bodies (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “—Government Regulation.” In February 2013, we underwent an audit by the FDA and in November and December 2013, we underwent European Notified Body audits. Although the results of these inspections were satisfactory, the timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results.

Competition

The markets in which our product lines compete are characterized by rapid change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines. Rather, we compete with a range of companies, from large to small, including publicly traded and privately held device companies. Notable competitors include Applied Medical Resources Corporation, Baxter International, Inc., Cardiovascular Systems, Inc., C.R. Bard, Inc., Edwards Lifesciences Corporation, Getinge AB, Jotec GmbH, SAS Perouse Medical, Terumo Medical Corporation, Uresil, LLC, and W. L. Gore & Associates.

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

We actively maintain and pursue patents in the United States, Europe and other strategic locations relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2015 to 2032.

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

Certain aspects of our products are covered by patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our LifeSpan Vascular Grafts, MollRing Cutter and MultiTASC devices, Reddick-Saye Screws, Periscope Dissectors and TRIVEX productspursuant to licenses with third-parties.

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

United States Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (the FDCA). FDA regulations govern, among other things, product development, testing, manufacturing, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export.

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our most recent FDA inspection was in February 2013, and was satisfactory. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

Non-U.S. sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA’s regulatory procedures for exporting unapproved devices.

Other U.S. Regulations

We, and our products, are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and federal, state, and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We are subject to various federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid, or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

Non-U.S. Regulation

Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling, and adverse event reporting, including the Medical Devices Directive (93/42/EEC) (the Directive), which is applicable to our products. Devices that comply with the requirements of the Directive are entitled to bear a CE mark, indicating that the device conforms with the essential requirements of the applicable directive and can be commercially distributed in countries that are members of the European Union, as well as Iceland, Lichtenstein, Norway, and Switzerland. Each member state of the European Union has implemented the directives into its respective national law and has each established a “Competent Authority” to apply the directive in its territory.

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

In some cases, we rely on our non-U.S. distributors or third party agents to obtain premarket approvals, complete product registrations, comply with clinical trial requirements, and complete those steps that are customarily taken in the applicable jurisdictions to comply with governmental and quasi-governmental regulation. In the future, we expect to continue to rely on distributors and agents in this manner where appropriate.

In Japan, the Ministry of Health, Labor and Welfare (MHLW) regulates medical devices through the Pharmaceutical Affairs Law, which was reformed effective April 1, 2005. The revisions to Japan’s regulations have resulted in longer lead times for product registration.

Canada regulates the import and sale of medical devices through Health Canada (HC). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications, which are typically processed relatively quickly. Higher classification risk devices (Class III and IV) require filing of dossiers that resemble US 510(k) applications. These applications can range in cost and typically take longer for approval.

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA). The TGA has built its regulatory framework around similar requirements to those issued in Europe. As such, many medical devices (those with a lower risk profile) may gain relatively fast marketing clearance using their existing EU issued CE marking. Higher risk devices (those in EU/Aus Class III) must go through a full design review which can be costly and take longer to complete. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active in the TGA registry of devices. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside of Australia.

In China, The China Food and Drug Administration (CFDA) Medical Device Division regulates and must approve all medical devices to be marketed and sold in China. China has a three class risk classification system, with Class I being the lowest risk to Class III being the highest risk. Home country approval (510(k), PMA clearance) is required as a prerequisite to any application. Additionally, the CFDA often tests finished devices at its own testing laboratory to confirm each device’s specifications. The approval process is typically lengthy. Licenses are valid for 4 years from date of issuance and require renewal prior to expiration. The CFDA requires a license holder for any foreign manufacturer who must have a registered business inside of China.

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

Non-U.S.

Our success in non-U.S. markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems in non-U.S. markets vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. As in the United States, reimbursement is subject to legislative and regulatory changes and is susceptible to budgetary pressures. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we may pursue reimbursement approval in those countries in which we sell directly to the hospital. In other markets, we generally rely on the distributors who sell our products to obtain reimbursement approval in those countries in which they will sell our products. There can be no assurance that reimbursement approval will be received.

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

Patient Protection and Affordable Care Act

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The PPACA includes provisions that, among other things, require detailed public disclosure of compensation, gifts and any other transfers of value made to health care professionals and teaching hospitals, beginning in 2014.

Employees

We had 334 employees, including 328 full-time employees, at December 31, 2013.

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

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct and indirect sales forces. No single customer accounted for more than 1% of our net sales in 2013.

Corporate Information

We were incorporated in Massachusetts on November 28, 1983, as Vascutech, Inc. On June 16, 1998, we were reincorporated in Delaware, and on April 6, 2001, we changed our name to LeMaitre Vascular, Inc. On October 19, 2006, we executed our initial public offering, and our common stock trades under the symbol “LMAT.” Our principal executive offices are located at 63 Second Avenue, Burlington, Massachusetts 01803, and our telephone number is (781) 221-2266.

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

•

the relocation and integration of manufacturing operations and other strategic restructuring, such as the transfer of XenoSure production and the transfer of production of Clinical Instruments’ devices;

•	adverse regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to undertake or continue share repurchases;

•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	increased product and price competition, due to the regulatory landscape, market conditions or other factors; and

•	the loss of any significant customer, especially in regard to any product that has a limited customer base.

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

The treatment of peripheral vascular disease is shifting from open vascular surgery to minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. The transactions we completed in 2011 further concentrated our focus on open vascular procedures. For instance, in 2011 we divested a large portion of our endovascular product portfolio, our TAArget Thoracic Stent Graft and our UniFit Abdominal Stent Graft, and also ended our relationship with Endologix, Inc. for distribution of its Powerlink stent graft in Europe. We may not be able to compete effectively with our competitors unless we can keep pace with existing or new products and technologies in the vascular device market and the minimally invasive endovascular procedure market, in particular. Our success in developing and commercializing new products and new versions of our existing products is affected by our ability to:

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

In order to expand our product offerings, we have completed fourteen acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends in part upon our ability to identify, negotiate, complete, and integrate suitable acquisitions. If we are unable to complete acquisitions on satisfactory terms or at all, our growth objectives and sales could be negatively affected.

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired businesses, personnel, and products into our existing business;

•	difficulties in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities;

•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company has concentrated sales;

•	diversion of our management’s time and attention from other business concerns;

•	higher costs of integration than we anticipated;

•	unknown or unanticipated liabilities included as part of the acquisition;

•	disputes or litigation with former owners related to contingent payments, liabilities assumed or not assumed or other matters;

•	challenges resulting from limited or no prior experience in new markets or countries we may enter;

•	the need to improve an acquired product in order to gain broader market acceptance;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters;

•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	difficulties or delays in commercializing intellectual property that we acquire;

•	difficulties in acquiring the rights to and protecting intellectual property;

•	dilution as a result of equity financing required to fund acquisition costs; or

•	debt as a result of debt financing required to fund acquisition costs, which would be senior to our common stock and would require interest payments to a lender.

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

For instance, in October 2012, we acquired the manufacturing and distribution rights of the XenoSure biological patch from Neovasc Inc. and its wholly-owned subsidiary. We have begun manufacturing the XenoSure biological patch in our Burlington, Massachusetts headquarters, though we continue to purchase product from Neovasc Inc. We expect this transition to our Burlington facility to be complete in the second half of 2014. We expect the transition to negatively impact gross margins on our biologic vascular patch in 2014, and to improve our biologic vascular patch gross margins beginning in 2015; however, there can be no assurance that these results will be achieved, if at all. Further, the production of the XenoSure biological patch is our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with the transfer of this patch and there can be no assurance that our current supply agreement with Neovasc will be sufficient to meet sales demand as we continue to transition manufacturing.

Additionally, in January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We expect the transfer to be complete in the second quarter of 2014; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs won’t exceed our expectations. Further, the manufacturing transfer may result in a shortage of Clinical Instruments devices, which could negatively impact our sales.

For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of our acquisitions and our operating results may be harmed.

If we do not realize the expected benefits from our cost-cutting measures announced in February 2014, our financial condition and operating results could be adversely affected.

In February 2014, we announced that we had initiated a plan intended to improve operational efficiencies. These actions include a reduction in force of approximately 10% of our workforce and other cost-cutting measures. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from such actions or that such actions will not interfere with our ability to achieve our business objectives. If we are unable to realize the expected financial benefits and operational efficiencies from these actions, our financial condition and operating results could be adversely affected.

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

We have a history of converting international distributor sales to direct sales by buying out our distributors and selling directly to hospitals through our own sales representatives. In the future, we intend to convert select other countries and products from distributor sales to direct sales. Such conversions typically result in disruptions in our sales in the applicable geographies. These transitions may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense, since we would be required to collect customer payments directly rather than through a distributor.

Our distribution agreements are typically exclusive with terms of up to three years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct sales model. Further, even where the payment of compensation is not required by contract or local law, it may be prudent to make such a payment in order to assure a successful market transition. For example, we paid consulting and transition services fees to our former distributor in Japan in connection with the conversion to direct sales in a specific territory in Japan even though not required under an existing contract, because the absence of cooperation by a distributor may result in the erosion of our customer base, which could harm our ability to sell our product in that country.

Following termination of any distribution relationship, we may encounter difficulties in transitioning to a direct-sales model in any country in question. It may take us longer than expected to find sufficient qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could cause a drop in sales. Further, it may be difficult or impossible to transfer the assignment of a distributor’s rights to sell our products, and as a result sales to customers may be delayed until a new agreement or approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and meet regulatory requirements that were previously the responsibility of the distributor. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in these transitions could negatively affect our business.

Current economic instability may harm our operating results.

Since 2011, financial markets and the economies in southern Europe have experienced disruption and volatility and conditions could worsen. As a result, the economic environment may, among other things:

•	create downward pressure on the pricing of our products;

•	adversely affect the collection of accounts receivable, particularly in regions such as Italy, Spain, and Greece;

•	increase the sales cycle for certain of our products, resulting in higher levels of inventory;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending; and

•	adversely affect our suppliers, which could disrupt our ability to produce our products.

Any of these conditions could harm our operating results and liquidity.

If we are unable to increase our selling prices to customers, or if we are required to make price concessions, our rate of net sales growth could be reduced and our operating results could suffer.

In the years ended December 31, 2013, 2012 and 2011, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales occurring in the United States. We have in the past been able to rely upon our intellectual property position, our well-known brands, our established reputation in the vascular surgery device marketplace, and, in some cases, an absence of competition, to implement price increases. However, the magnitude of the price increases we have been able to implement has declined over time.

We may become unable to implement further increases in the selling prices of our products:

•

if healthcare spending is reduced, particularly in the United States, in response to government-enacted healthcare reform, general economic conditions, or the influence of accountable care organizations;

•	if the reimbursement rates for the medical procedures in which our products are used are reduced or limited; or

•	if competitors introduce lower-priced products of comparable safety and efficacy.

We also expect marketplace changes to increasingly place pressure on medical device pricing as hospitals join group purchasing organizations, integrated delivery networks and other groups that seek to aggregate purchasing power.

If we become unable to raise selling prices, or if we are required to make price concessions, it could reduce our rate of net sales growth and harm our operating results.

Our devices may not achieve market acceptance, which could adversely affect our business.

Some of our devices have been recently introduced into the market, including the MultiTASC Dissection/Transection Device, the 1.5mm Expandable LeMaitre Valvulotome and the AlboSure Vascular Patch, and we cannot assure you that any of those devices will achieve market acceptance. The same is true of new devices that we may acquire or internally develop in the future. The marketing of our products requires a significant amount of time and expense in order to identify and develop relationships with the physicians who may use our products, invest in training and education with these physicians, and employ a sales force that is large enough to interact with the targeted physicians, with no assurance of success. In some cases, our devices may face competition from devices marketed by our competitors, and our customers may not prefer our devices. In other cases, our devices may be used in new procedures and techniques, and if physicians do not adopt these procedures and techniques, demand for these devices would fail to develop. For example, sales of our The UnBalloon Non-Occlusive Modeling Catheter have not met our expectations since launching in 2010, despite its redesign. If our products do not gain market acceptance, our business could be adversely affected.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations, and financial condition.

We derive a significant portion of our net sales from operations in markets outside of the United States. For the year ended December 31, 2013, 34% of our net sales were derived from our operations outside of the Americas. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

We rely on single- and limited-source suppliers for some of our important product components, as well as for products we have acquired that are not manufactured in-house. For example, our TRIVEX system and associated disposables, as well as our EndoRE remote endarterectomy product line, are manufactured for us by third-party suppliers. There are relatively few, or in some cases no, alternative, validated sources of supply for these components and products. We do not have supply agreements with most of these suppliers, and instead place orders on an as-needed basis. These suppliers could discontinue or be rendered incapable of the manufacture or supply of these components or products at any time. We do not carry a significant inventory of these components and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture our products would limit our ability to manufacture our products, may result in production delays and increased costs, and may limit our ability to deliver products to our customers. If we are unable to identify alternate sources of supply for the components, we would have to modify our products to use substitute components, which may cause delays in shipments, increase design and manufacturing costs, and increase prices for our products. We cannot assure you that any such modified products would be as effective as the predecessor products, or that such modified products would gain market acceptance. This could lead to customer dissatisfaction and damage to our reputation and our financial condition or results of operations may be harmed.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 27,289 square foot leased facilities located in Burlington, Massachusetts, with the lease of an additional 15,642 square feet to commence in 2015. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

Our focus on the needs of vascular surgeons could harm our business if interventional cardiologists and interventional radiologists perform a greater percentage of new procedures that replace those procedures traditionally performed by vascular surgeons, or if vascular surgeons increasingly specialize in procedures for which we do not sell devices.

The treatment of peripheral vascular disease is shifting from open vascular surgery to minimally invasive endovascular procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. The transactions we completed in 2011 further concentrated our focus on open vascular procedures. In 2011 we divested a large portion of our endovascular product portfolio, our TAArget Thoracic Stent Graft and our UniFit Abdominal Stent Graft and ended our distribution of the Endologix Powerlink stent graft.

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

Moreover, demographic trends and other market factors, such as reimbursement rates, are driving vascular surgeons in the United States and potentially in other markets to increasingly specialize in certain kinds of procedures, such as endovascular therapies and the creation and maintenance of dialysis access sites. Sometimes these physicians will discontinue performing other vascular procedures. If this trend continues, it could lead to the fragmentation of our customer base, which would reduce cross-selling opportunities and the efficiency of each sales call by our sales representatives, which in turn would negatively impact our business.

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

From time to time, we are involved in litigation where the outcome is uncertain and which could entail significant expense.

As is the case with many global companies, we are subject, from time to time, to litigation, including product liability suits, as described above. Because the outcome of litigation is inherently difficult to predict, it is possible that the outcome of litigation could entail significant cost for us and harm our business. The fact that we operate in international markets also increases the risk that we may face legal exposures as we seek to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could adversely affect our business, financial condition and results of operations.

Risks Related to the Regulatory Environment

Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products to healthcare professionals and may compete by discounting the prices of their products, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although in structuring our sales and marketing practices and customer discount arrangements we strive to comply with those laws and regulations, we cannot assure you that:

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

In January 2004, AdvaMed, the principal United States trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products, which was revised in 2009. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the revised AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, recent federal legislation and state legislation require detailed disclosure of gifts and other remuneration made to health care professionals. In addition, prosecutorial scrutiny and governmental oversight, on the state and federal levels, over device companies regarding the retention of healthcare professionals as consultants has limited the manner in which medical device companies may retain healthcare professionals as consultants.

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

We and some of our suppliers must comply with the FDA’s Quality System Regulation, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. The FDA enforces the Quality System Regulation through pre-announced and unannounced inspections. We have been, and anticipate in the future being, subject to such inspections by the FDA and other regulatory bodies. The timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results. If we or one of our suppliers fails a Quality System Regulation inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us, and our operations could be disrupted and our manufacturing delayed.

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

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of or prohibit the sale of, any of our products. For example, in 2011, 2012, and 2013, we voluntarily recalled certain lots of our AlboGraft vascular graft. In March 2012, regulatory agencies in France and the UK issued Prohibition Notices, which prohibited us from selling AlboGraft vascular grafts in these countries pending our ability to address their concerns. Though these prohibitions were lifted by the end of 2012 and we believe that the failures associated with those lots were isolated, there can be no assurance that there will not be a recurrence or that other problems related to our AlboGraft vascular graft will not develop in the future.

Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (PPACA). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions)

and impose new and/or increased taxes. Specifically, the law also requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. In 2013, we paid an excise tax of approximately $0.6 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax will increase our cost of doing business. The impact of the PPACA and these proposals could harm our operating results and liquidity.

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

Maintaining a CE mark is contingent upon our continued compliance with applicable European medical device requirements, including limitations on advertising and promotion of medical devices and requirements governing the handling of adverse events. There can be no assurance that we will be successful in maintaining the CE mark for any of our current products. In particular, adverse event reporting requirements in the European Union mandate that we report incidents which led or could have led to death or serious deterioration in health. Under certain circumstances, we could be required to or could voluntarily initiate a recall or removal of our product from the market in order to address product deficiencies or malfunctions. For instance, we initiated voluntary recalls of two lots of our AlboGraft vascular graft in each of October 2011, February 2012 and July 2013, respectively, in response to customer complaints of a manufacturing defect. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

Failure to receive or maintain approval would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. If we do not receive or maintain these approvals, our business could be harmed.

Our manufacturing facilities are subject to periodic inspection by European regulatory authorities and Notified Bodies, and we must demonstrate compliance with the Medical Devices Directive. Our most recent periodic inspections by our European Notified Bodies were conducted in November and December 2013. Any failure by us to comply with European requirements in this regard may entail our taking corrective action, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with such standards in future audits.

In Japan, the Ministry of Health, Labor and Welfare (MHLW) regulates medical devices through the Pharmaceutical Affairs Law, which was reformed effective April 1, 2005. The revisions to Japanese regulations have resulted in longer lead times for product approvals.

Any such delay in product registrations could have a negative impact on our results of operations.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Our AlboGraft Vascular Graft, AlboSure Vascular Patch, and XenoSure Biologic Patch products contain bovine tissue or material derived from bovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. Certain regions or countries, such as Europe, have issued regulations that require our products be processed from bovine tissue sourced from countries, like Australia, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infections agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business.

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

Furthermore, the patents associated with the Expandable LeMaitre Valvulotomes will expire in 2015. Valvulotomes were our highest net sales product line in 2013. With the pending expiration of patents associated with the Expandable LeMaitre Valvulotomes in 2015, it is possible that other manufacturers will attempt to market and sell valvulotomes substantially similar, or identical, to the Expandable LeMaitre Valvulotomes, though in 2013 we secured a patent in the US on the Over-The-Wire LeMaitre Valvulotome. To the extent any of these manufacturers are successful this could have an adverse impact on our business and harm our sales and operating results.

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

There can be significant volatility in the market price and trading volume of equity securities that is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price at which you purchased them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, a low volume of trading in our common stock, and other factors.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	public concern as to the safety or efficacy of our products;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to undertake or continue a share repurchase program;

•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;

•	dilutive issuances of additional securities;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital;

•	changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism, and responses to such events;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	light volume of trades of our common stock;

•	the discontinuation of a product line or other revenue generating activity, such as our stent grafts;

•	adverse regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	sales of common stock by us or our directors, officers, or principal stockholders;

•	our relatively small public float; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, comparable companies, or our industry generally.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s attention and resources that would otherwise be used to benefit the future performance of our business.

Our directors and officers have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors and officers collectively control approximately 40% of our outstanding common stock, assuming the exercise of all options held by such persons. As a result, these stockholders, if they were to act together, would have substantial influence on most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of our other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 27,289 square foot leased facilities located in Burlington, Massachusetts, with the lease of an additional 15,642 square feet to commence in 2015. Our Burlington leases expire in 2023. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, with a lease expiring in 2016. In addition, we have smaller sales offices located in Australia, Canada, Italy, Japan, and Spain. Based on our current operating plans, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2013, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ National Market for the eight quarters ended December 31, 2013:

	High	Low
Year ended December 31, 2013:
First quarter ended March 31, 2013	$6.40	$5.70
Second quarter ended June 30, 2013	$6.75	$5.90
Third quarter ended September 30, 2013	$7.19	$6.38
Fourth quarter ended December 31, 2013	$8.96	$6.57

Year ended December 31, 2012:
First quarter ended March 31, 2012	$6.20	$5.42
Second quarter ended June 30, 2012	$6.00	$4.79
Third quarter ended September 30, 2012	$6.50	$5.61
Fourth quarter ended December 31, 2012	$6.50	$5.69

Holders of Record

On March 13, 2014, the closing price per share of our common stock was $8.15 as reported on The NASDAQ Global Market, and we had approximately 279 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

On February 24, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On February 20, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on April 3, 2014, to stockholders of record at the close of business on March 20, 2014, which will total approximately $0.5 million.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering from December 31, 2008, through the end of LeMaitre’s fiscal year ended December 31, 2013. The graph assumes an investment of $100.00 made on December 31, 2008, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) stocks comprising the NASDAQ Medical Equipment Index and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
LeMaitre Vascular, Inc	100.00	216.64	293.33	259.72	256.22	363.97
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Medical Equipment	100.00	135.05	144.86	158.78	175.96	205.02
Old Peer Group	100.00	113.84	127.62	118.53	145.73	209.24
New Peer Group	100.00	124.23	131.65	147.66	173.44	269.21

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

The new peer group includes the following companies: AtriCure, Inc., AngioDynamics, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Merit Medical Systems Inc., Spectranetics Corp., and Vascular Solutions, Inc. This new peer group differs from our old peer group in that we removed Integra Lifesciences Holdings Corporation since its products extend far beyond peripheral vascular space, and we added AtriCure, Inc. based upon its financial profile.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

In the quarter ending December 31, 2013, we repurchased 4,707 shares of our common stock in conjunction to satisfy employee obligations with respect to withholding taxes in connection with the vesting of shares of restricted stock.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
October 1, 2013 through October 31, 2013	—	$—	—	$3,482,619
November 1, 2013 through November 30, 2013	4,707	$7.87	—	$3,482,619
December 1, 2013 through December 31, 2013	—	$—	—	$—

Total	4,707	$7.87	—	$—

(1)	For the three months ended December 31, 2013, we repurchased 4,707 shares of our common stock to satisfy employee obligations with respect to withholding taxes in connection with the vesting of restricted stock units.
(2)	In July 2009, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2009, our Board of Directors increased this amount to $2.0 million, in July 2010, our Board of Directors further increased this amount to $5.0 million, and in November 2011, our Board of Directors further increased this amount to $10.0 million. This program expired on December 31, 2013.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010, and 2009 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$64,549	$56,735	$57,685	$56,060	$50,908
Cost of sales	19,434	15,867	17,458	14,341	13,604

Gross profit	45,115	40,868	40,227	41,719	37,304
Operating expenses:
Sales and marketing	22,143	20,811	19,375	19,409	17,710
General and administrative	12,576	10,973	11,228	10,506	9,852
Research and development	5,243	5,092	4,425	5,488	5,910
Medical device excise tax	635	—	—	—	—
Restructuring charges	—	—	2,161	1,816	1,777
Gain on divestitures	—	(248)	(735)	—	—
Impairment charge	—	—	83	485	106

Total operating expenses	40,597	36,628	36,537	37,704	35,355

Income from operations	4,518	4,240	3,690	4,015	1,949
Other income (expense):
Interest income	4	78	11	31	38
Interest expense	(12)	(1)	—	(5)	(26)
Foreign currency gain (loss)	(182)	(324)	51	(30)	280
Other income (expense), net	—	—	—	14	(26)

Total other income (loss)	(190)	(247)	62	10	266

Income before income tax	4,328	3,993	3,752	4,025	2,215
Provision (benefit) for income taxes	1,126	1,422	1,609	(1,988)	617

Net income	$3,202	$2,571	$2,143	$6,013	$1,598

Earnings per share of common stock:
Basic	$0.21	$0.17	$0.14	$0.38	$0.10

Diluted	$0.20	$0.16	$0.13	$0.37	$0.10

Weighted-average shares outstanding:
Basic	15,317	15,194	15,458	15,627	15,687

Diluted	15,764	15,638	15,989	16,114	15,916

Cash dividends declared per common share	$0.12	$0.10	$0.08	$—	$—

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,711	$16,448	$20,132	$22,614	$23,192
Marketable securities	—	—	—	—	808
Current assets	41,725	39,131	39,687	42,911	39,550
Total assets	70,492	63,060	59,687	63,274	56,906
Current liabilities (excluding revolving line of credit and current portion of long-term debt)	10,220	8,394	6,539	10,389	6,548
Long-term liabilities	3,710	1,778	1,060	529	2,145
Total liabilities	13,930	10,172	7,599	10,918	8,693
Total stockholders’ equity	56,562	52,888	52,088	52,356	48,213

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, the European Union and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $3 to $4 billion, within which our core product lines address roughly $800 million. We have grown our business by using a three-pronged strategy: competing in niche markets, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development efforts. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, and powered phlebectomy.

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

Our business opportunities include the following:

•

the long-term growth of our sales force in North America, Europe and Asia and the Pacific Rim, sometimes in connection with terminations of certain distributor relationships in order to expand our sales presence in new countries;

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

We sell our products primarily through a direct sales force. As of December 31, 2013 our sales force was comprised of 85 sales representatives in North America, the European Union and Japan. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan, Mississauga, Canada, Madrid, Spain, Milan, Italy and Melbourne, Australia. In 2013, approximately 92% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in product markets characterized by low or limited competition, for example the markets for biologic patches and valvulotome devices. In the biologic patch market, we believe that we have been able to increase market share and increase selling prices. In the valvulotome market, we believe that we have been able to increase selling prices without compromising market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

In recent years we have also experienced comparatively greater success in geographic markets outside of the United States, including Europe and other non-traditional markets for our devices such as China and Saudi Arabia. Sales to these geographies generally include comparatively lower average selling prices, and to the extent that we continue to be successful in these markets, as well as successful at selling our biologic vascular patch device which carries a lower margin, we will likely experience downward pressure on our gross margin.

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

•	In March 2013, we began shipping directly to Canadian hospitals from our sales office in Toronto, Canada.

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

We anticipate that the expansion of our direct sales organization in Norway and Australia will result in increased sales and marketing expenses during 2014.

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

•

In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus contingent consideration totaling $1.4 million in 2014 and 2015, dependent on the sales performance of the acquired business and regulatory approval in China.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In January 2012, we launched the Over-The-Wire LeMaitre Valvulotome.

•	In April 2013, we launched the MultiTASC device.

•	In May 2013, we launched the 1.5mm Expandable LeMaitre Valvulotome.

•	In June 2013, we launched the AlboSure vascular patch.

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

•

In November 2012, we initiated a project to build a third clean room for our newly acquired biologic vascular patch. We expect this transition to our Burlington facility to be complete in the second quarter of 2014. We expect the transition to negatively impact gross margins on our biologic vascular patch in 2014, and to improve our biologic vascular patch gross margins beginning in 2015; however, there can be no assurance that these results will be achieved. Further, the production of the biologic vascular patch is our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with this transfer.

•

In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We expect the transfer to be complete in the second quarter of 2014; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs won’t exceed our expectations. Further, the manufacturing transfer may result in a shortage of Clinical Instruments devices, which could negatively impact sales.

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

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2013, approximately 34% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

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

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned Canadian, German, and Italian subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiaries, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S tax reporting purposes.

Results of Operations

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

	2013	2012	$ Change	Percent change
	($ in thousands)
Net sales	$64,549	$56,735	$7,814	14%
Net sales by geography:
Americas	$42,657	$38,273	$4,384	11%
International	21,892	18,462	3,430	19%

Total	$64,549	$56,735	$7,814	14%

Net sales. Net sales increased 14% to $64.5 million in 2013 from $56.7 million in 2012. Sales from newly acquired product lines contributed 2.7% to the sales growth.

Net sales increases of $7.8 million in 2013 were primarily driven by increased sales in biologic vascular patches of $2.6 million, valvulotomes of $1.2 million, catheters of $1.3 million, Dacron grafts of $0.6 million, and vessel closure systems of $0.6 million. In addition, sales of newly acquired powered phlebectomy systems were $1.3 million. This sales growth was partially offset by decreased sales of radiopaque tape and non-occlusive modeling catheters. The primary drivers of increased sales were higher average selling prices across all product lines, increases in unit sales, and increased sales of Dacron grafts previously prohibited in certain European countries. Our biologic vascular patches comprised 12% of our revenues in 2013 compared to 9% in 2012 and 5% in 2011.

Direct-to-hospital net sales were 92% of net sales in 2013 compared to 94% in 2012 and was primarily driven by sales of powered phlebectomy systems and vessel closure systems to our China distributors of $1.0 million.

Net sales by geography. Net sales in the Americas increased $4.4 million to $42.7 million in 2013. The increase was largely the result of higher average selling prices across nearly all product lines, as well as increased sales of biologic vascular patches, powered phlebectomy systems, vascular closure systems, catheters, and shunts. Net sales increases in the Americas were also due to higher Canadian and export sales. These increases were partially offset by a decrease in radiopaque tape of $0.6 million and non-occlusive modeling catheters of $0.1 million. International net sales increased $3.4 million to $21.9 million in 2013. The increase was primarily driven by higher sales of biologic vascular patches of $1.3 million, catheters of $0.9 million, Dacron grafts, valvulotomes, and shunts.

	2013	2012	$ Change	Percent change
	($ in thousands)
Gross profit	$45,115	$40,868	$4,247	10%
Gross margin	69.9%	72.0%	*	(2.1%)

*	Not applicable

Gross profit. Gross profit increased $4.2 million to $45.1 million in 2013 from $40.9 million in 2012, while our gross margin decreased 2.1% to 69.9%. The gross margin decrease was largely driven by unfavorable geographic mix, sales to lower margin export markets, increased sales of our lower margin biologic vascular patch, manufacturing start-up costs associated with our biologic vascular patch, and costs associated with newly acquired Clinical Instruments facility. These decreases were partially offset by higher non-recurring Dacron graft inventory write-offs in 2012, higher average selling prices across all product lines, and improved manufacturing efficiencies. The gross profit increase was a result of higher sales.

In November 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch, and we expect that the related manufacturing transfer will continue to negatively affect our gross margin in 2014. We expect to realize efficiencies which may improve gross margins on our XenoSure biologic vascular patch beginning in 2015. In addition, we closed our Clinical Instruments facility in March 2014 and are transitioning production to our Burlington facility which we believe will help improve the gross margin beginning in the second quarter of 2014.

	2013	2012	$ change	Percent change	2013 as a % of Revenue	2012 as a % of Revenue
	($ in thousands)
Sales and marketing	$22,143	$20,811	$1,332	6%	34%	37%
General and administrative	12,576	10,973	1,603	15%	19%	19%
Research and development	5,243	5,092	151	3%	8%	9%
Medical device excise tax	635	—	635	*	1%	*
Gain on divestitures	—	(248)	248	*	*	*

	$40,597	$36,628	$3,969	11%	63%	65%

*	Not a meaningful percentage.

Sales and marketing. Sales and marketing expenses were $22.1 million in 2013 compared to $20.8 million in 2012, an increase of 6%. As a percentage of net sales, sales and marketing expenses were 34% in 2013, down 3% from the prior year. Selling expenses increased $1.7 million while marketing expenses decreased by $0.4 million. The increase in selling expenses was primarily driven by increased sales personnel compensation of $1.1 million, partially due to additional sales personnel in Switzerland and Canada, and $0.5 million of additional sales meetings and travel costs. Marketing expense decreases were largely driven by a $0.3 million reduction in advertising costs and $0.1 million reduction in trade show expenses, which were partially offset by an increase in compensation expense of $0.2 million. At December 31, 2013, we employed 85 sales representatives worldwide, compared to 81 in the prior year period. We plan to increase the size of our sales force in 2014, related partly to the hiring of additional sales representatives in Australia and Norway, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. General and administrative expenses increased 15% to $12.6 million in 2013 from $11.0 million in 2012. The increase was largely the result of expenses associated with our newly formed subsidiary in Canada, increased compensation costs of $0.7 million, increased professional services costs of $0.6 million, and increased intangibles amortization of $0.3 million, which were partially offset by decreased employee termination and bad debt expenses. As a percentage of net sales, general and administrative expenses were 19% in both 2013 and 2012. We expect general and administrative expenses to increase in 2014 primarily due to our new subsidiary in Australia.

Research and development. Research and development expenses increased 3% to $5.2 million in 2013 from $5.1 million in 2012. As a percentage of net sales, research and development expenses decreased to 8% in 2013 from 9% in 2012. Product development expenses decreased $0.2 million primarily due to lower product testing costs of $0.3 million which was partially offset by increased product engineer compensation. Clinical and regulatory expenses increased $0.3 million, primarily due to an increase in compensation expenses and regulatory submissions for new products in geographies such as China and Australia. Process engineering expenses increased $0.1 million primarily due to the addition of the TRIVEX product line. Royalty expenses were flat.

Medical device excise tax. Commencing in 2013, we were subject to a medical device excise tax equal to 2.3% of sales within the United States. The medical device excise tax was $0.6 million in 2013.

Restructuring. We did not incur restructuring charges in 2013 and 2012. In February 2014, we committed to a plan intended to improve operational efficiencies, which includes a reduction in force of approximately 10% of our workforce and other cost-cutting measures. The plan was implemented during the first quarter of 2014. We estimate that termination costs will be $0.2 million to $0.4 million. We expect to record the majority of these charges in 2014.

Gain on divestitures. In 2012, we recognized a gain on divestitures of $0.2 million resulting from payments on a promissory note related to the divestiture of our TAArget and UniFit stent graft product lines to Duke Vascular, Inc. in 2011.

Other income (expense). Foreign exchange losses for 2013 were $0.2 million compared to $0.3 million for 2012 and were generally flat other than a one-time exchange loss of $0.2 million as a result of a cumulative translation adjustment recorded at our Biomateriali subsidiary upon the liquidation and dissolution of that legal entity in 2012. Net interest income and other income (expense) decreased by approximately $80,000 primarily related to interest earned in 2012 from the stent graft divestiture promissory note.

Income tax expense. We recorded a provision for taxes of $1.1 million on pre-tax income of $4.3 million in 2013 compared to $1.4 million on pre-tax income of $4.0 million in 2012. The 2013 provision was comprised of Federal tax in the United States of $2.5 million, state taxes of $0.1 million and a net foreign tax benefit of $1.4 million. The 2012 provision was comprised of Federal tax in the United States of $1.4 million, state taxes of $0.1 million and a net foreign benefit of $0.1 million. Our effective tax rate differed from the U.S. statutory tax rate in 2013 principally due to research and development tax credits, release of uncertain tax position reserves due to the expiration of the statute of limitations, effect of foreign taxes, manufacturing deductions, other permanent differences, stock-based compensation, Subpart-F income and state taxes. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2013, we will continue to carry a valuation allowance against $1.0 million of deferred tax assets, principally foreign net operating loss carry-forwards, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate in 2014 will be higher than our effective tax rate in 2013. We will not be able to generate Federal research and development tax credits in 2014 until and if legislation is enacted.

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

Net sales decreases of $1.0 million in 2012 were primarily driven by the 2011 divestiture of our stent graft product lines which accounted for $4.0 million of sales during 2011, a $0.6 million decrease in polyester graft sales, and a weakening of the Euro, which negatively impacted sales by $1.3 million. These decreases were partially offset by higher average selling prices across nearly all product lines, increased sales of biologic patches of $2.0 million, increased sales of radiopaque tape of $0.6 million and increased sales of catheters of $0.5 million, which was partially driven by selected pricing discounts in new geographies.

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

Restructuring. We did not incur restructuring charges in 2012 compared to $2.2 million of restructuring charges in the prior year. In 2011, we closed our Biomateriali manufacturing facility in Brindisi, Italy and transitioned production to our existing facility in Burlington, Massachusetts. In 2011, we also closed our Lifespan manufacturing facility in Laguna Hills, California and transitioned production to Burlington. Finally, we terminated our Spanish and Danish distribution agreements and reorganized our European administrative and sales personnel as a result of our exit from the stent graft business in 2011.

Gain on divestitures. In 2012, we recognized a gain on divestitures of $0.2 million resulting from payments on a promissory note related to the divestiture of our TAArget and UniFit stent graft product lines to Duke Vascular, Inc. in 2011. In July 2011, we terminated our Endologix distribution agreement for $1.3 million and recognized a gain of $0.7 million.

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

Liquidity and Capital Resources

At December 31, 2013, our cash, cash equivalents and marketable securities were $14.7 million compared to $16.4 million at December 31, 2012. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of December 31, 2013. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions, and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings, and funds generated from our operations.

For the year ended December 31, 2013, we recognized operating income of $4.5 million. For the year ended December 31, 2012, we recognized operating income of $4.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future payments associated with the acquisitions of InaVein and Clinical Instruments;

•	payments associated with U.S income and other taxes, such as the medical device tax;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility with a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Italian loan and grant

As part of the purchase of Biomateriali S.r.l, we assumed a loan from the Italian government under a program that provided funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. The Italian government informed us the loan and grant became due in full as a result of the Biomateriali S.r.l plant closure. As a result, in December 2011, we incurred approximately $0.1 million of restructuring charges related to additional interest and penalties charges, and we made the final payment to the Italian government of $0.5 million.

Cash Flows

	Year ended December 31,		Net Change
	2013	2012
Cash and cash equivalents	$14,711	$16,448	$(1,737)
Cash flows provided by (used in):
Operating activities	$5,388	$4,722	$666
Investing activities	(6,188)	(5,198)	(990)
Financing activities	(961)	(3,157)	2,196

Operating activities. Net cash provided by operating activities was $5.4 million in 2013 and consisted of $3.2 million in net income, adjusted for non-cash items of $5.0 million (including depreciation and amortization of $2.8 million, stock-based compensation of $1.3 million, and provision for inventory write-offs of $0.5 million), and net cash used by changes in working capital of $2.8 million. The net cash used by changes in working capital was principally the result of increased receivables and inventories of $3.4 million and partially offset by increased accounts payables.

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

Investing activities. Net cash used in investing activities was $6.2 million in 2013. This was primarily driven by acquisition related payments of $3.3 million, of which payments to InaVein and Clinical Instruments were $3.0 million, and the purchase of property and equipment of $2.7 million of which $0.9 million related to facility build-out and manufacturing equipment associated with our biologic vascular patch.

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

Financing activities. Net cash used in financing activities was $1.0 million in 2013, driven primarily by payment of common stock dividends of $1.8 million and the purchase of $0.4 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings, which were partially offset by proceeds from stock option exercises of $1.2 million.

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

Dividends. On February 24, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On February 20, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on April 3, 2014, to stockholders of record at the close of business on March 20, 2014, which will total approximately $0.5 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of December 31, 2013:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$8,758	$1,159	$2,033	$1,491	$4,075
Purchase commitments for inventory	4,411	4,125	286	—	—

Total contractual obligations	$13,169	$5,284	$2,319	$1,491	$4,075

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2023; our Toronto, Ontario, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2016; our Milan, Italy office, expiring in 2016; our Madrid, Spain office, expiring in 2014; and our Melbourne, Australia office, expiring in 2017. They also include automobile and equipment leases.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below, and, during the periods presented in our consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2013 our receivables in Italy and Spain totaled $1.2 million and $0.5 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2013, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $1.3 million in connection with share-based payment awards for the year ended December 31, 2013. The future expense of non-vested share-based awards of approximately $2.6 million is to be recognized over a weighted-average period of 3.4 years. During 2013, we granted stock options at a weighted average fair value of $3.01 and restricted stock units with weighted average fair value of $6.67.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $15.0 million and $13.7 million as of December 31, 2013 and 2012, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 1 to 13 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period identified. We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $6.1 million as of December 31, 2013, and $5.2 million as of December 31, 2012. We recognized impairment charges on our intangible assets of $0.1 million in 2011.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2013, 2012, and 2011, we were not subject to any material litigation, claims or assessments.

Restructuring

We record restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, reductions in force, or distributor terminations. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, severance payments, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $1.0 million and $3.1 million as of December 31, 2013 and 2012, respectively.

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

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control—Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Pursuant to Item 308 of Regulation S-K, this management’s report on internal control over financing reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There was no change in the our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Not Applicable.

PART III

The information responsive to this item is incorporated by reference herein from the information to be contained in our 2014 definitive proxy statement (2014 Definitive Proxy Statement) for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2013.

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in the 2014 Definitive Proxy Statement.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2014 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2013. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,117,097	$5.86	783,012
Equity compensation plans not approved by security holders	—	—	—

Total	2,117,097	$5.86	783,012

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Ratification of Independent Registered Public Accounting Firm” in our 2014 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.1

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.2

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.3

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.4

2.5	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	2.1

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	3.1

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	3.2

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	3.3

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	4.1

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	10.2

10.3	Director Compensation Policy	10-K	3/27/12	10.27

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	10.7

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	10.8

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	10.24

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	10.10

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.11

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.12

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.13

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.14

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	10.1

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	10.17

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	99.1

10.15†	Management Incentive Compensation Plan	8-K	4/27/07	10.1

10.16	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	10.1

10.17	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	10.1

10.18	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	10.36

10.19†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	10.37

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	10.38

10.21†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	10.39

10.22	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.23	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

10.24	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.28

10.25	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.29

10.26	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	10.26

10.27	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	10.1

10.28	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	10.2

10.29	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	10.3

10.30†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	10.1

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2014.

LEMAITRE VASCULAR

By:	/s/ GEORGE W. LEMAITRE
George W. LeMaitre, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. LEMAITRE George W. LeMaitre	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 21, 2014

/s/ JOSEPH P. PELLEGRINO, JR. Joseph P. Pellegrino, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2014

/s/ RUSSELL D. HAYS Russell D. Hays	Director	March 21, 2014

/s/ LAWRENCE J. JASINSKI Lawrence J. Jasinski	Director	March 21, 2014

/s/ CORNELIA W. LEMAITRE Cornelia W. LeMaitre	Vice President, Human Resources and Director	March 21, 2014

/s/ JOHN J. O’CONNOR John J. O’Connor	Director	March 21, 2014

/s/ DAVID B. ROBERTS David B. Roberts	President and Director	March 21, 2014

/s/ MICHAEL H. THOMAS Michael H. Thomas	Director	March 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, statements of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeMaitre Vascular, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 21, 2014

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$14,711	$16,448
Accounts receivable, net of allowances of $263 at December 31, 2013, and $326 at December 31, 2012	10,590	9,048
Inventory	13,255	10,859
Prepaid expenses and other current assets	3,169	2,776

Total current assets	41,725	39,131
Property and equipment, net	5,810	4,544
Goodwill	15,031	13,749
Other intangibles, net	6,144	5,191
Deferred tax assets	1,615	273
Other assets	167	172

Total assets	$70,492	$63,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,235	$1,060
Accrued expenses	7,993	6,777
Acquisition-related obligations	992	557

Total current liabilities	10,220	8,394
Deferred tax liabilities	3,461	1,673
Other long-term liabilities	249	105

Total liabilities	13,930	10,172
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,959,330 shares at December 31, 2013, and 16,539,621 shares at December 31, 2012	170	165
Additional paid-in capital	65,354	64,694
Accumulated deficit	(667)	(3,869)
Accumulated other comprehensive loss	(253)	(433)
Treasury stock, at cost; 1,380,119 shares at December 31, 2013, and 1,323,537 shares at December 31, 2012	(8,042)	(7,669)

Total stockholders’ equity	56,562	52,888

Total liabilities and stockholders’ equity	$70,492	$63,060

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net sales	$64,549	$56,735	$57,685
Cost of sales	19,434	15,867	17,458

Gross profit	45,115	40,868	40,227
Sales and marketing	22,143	20,811	19,375
General and administrative	12,576	10,973	11,228
Research and development	5,243	5,092	4,425
Medical device excise tax	635	—	—
Restructuring charges	—	—	2,161
Gain on divestitures	—	(248)	(735)
Impairment charges	—	—	83

Total operating expenses	40,597	36,628	36,537

Income from operations	4,518	4,240	3,690
Other income (expense):
Interest income	4	78	11
Interest expense	(12)	(1)	—
Foreign currency gain (loss)	(182)	(324)	51

Income before income taxes	4,328	3,993	3,752
Provision for income taxes	1,126	1,422	1,609

Net income	$3,202	$2,571	$2,143

Earnings per share of common stock:
Basic	$0.21	$0.17	$0.14

Diluted	$0.20	$0.16	$0.13

Weighted-average shares outstanding:
Basic	15,317	15,194	15,458

Diluted	15,764	15,638	15,989

Cash dividends declared per common share	$0.12	$0.10	$0.08

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$3,202	$2,571	$2,143
Other comprehensive income:
Foreign currency translation adjustment, net	180	173	(177)

Total other comprehensive income	180	173	(177)

Comprehensive income	$3,382	$2,744	$1,966

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2010	16,117,201	$161	$64,642	$(8,583)	$(429)	637,916	$(3,435)	$52,356
Net income				2,143				2,143
Other comprehensive income					(177)			(177)
Issuance of common stock for stock options exercised	56,751	1	67					68
Vested restricted stock units	129,203	1						1
Excess tax benefits from stock-based compensation awards			50					50
Stock based compensation expense			1,097					1,097
Repurchase of common stock at cost						337,784	(2,213)	(2,213)
Common stock cash dividend paid			(1,237)					(1,237)

Balance at December 31, 2011	16,303,155	$163	$64,619	$(6,440)	$(606)	975,700	$(5,648)	$52,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	16,303,155	$163	$64,619	$(6,440)	$(606)	975,700	$(5,648)	$52,088
Net income				2,571				2,571
Other comprehensive income					173			173
Issuance of common stock for stock options exercised	113,207	1	357					358
Vested restricted stock units	123,259	1						1
Excess tax benefits from stock-based compensation awards			23					23
Stock based compensation expense			1,213					1,213
Repurchase of common stock at cost						347,837	(2,021)	(2,021)
Common stock cash dividend paid			(1,518)					(1,518)

Balance at December 31, 2012	16,539,621	$165	$64,694	$(3,869)	$(433)	1,323,537	$(7,669)	$52,888

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2012	16,539,621	$165	$64,694	$(3,869)	$(433)	1,323,537	$(7,669)	$52,888
Net income				3,202				3,202
Other comprehensive income					180			180
Issuance of common stock for stock options exercised	307,425	4	1,214					1,218
Vested restricted stock units	112,284	1						1
Excess tax benefits from stock-based compensation awards			31					31
Stock based compensation expense			1,253					1,253
Repurchase of common stock at cost						56,582	(373)	(373)
Common stock cash dividend paid			(1,838)					(1,838)

Balance at December 31, 2013	16,959,330	$170	$65,354	$(667)	$(253)	1,380,119	$(8,042)	$56,562

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income	$3,202	$2,571	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,793	2,234	2,037
Stock-based compensation	1,253	1,213	1,097
Accrued contingent earnout	57	—	—
Impairment charges	—	—	83
Provision for losses in accounts receivable	(29)	153	56
Provision for inventory write-downs	479	863	1,011
Provision (benefit) for deferred income taxes	287	287	1,159
Gain on divestitures	—	(248)	(735)
Excess tax benefits from stock-based compensation awards	(31)	(23)	(50)
Loss on disposal of property and equipment	52	8	30
Non cash restructuring charges	—	—	732
Foreign currency transaction gain (loss)	115	369	(156)
Changes in operating assets and liabilities:
Accounts receivable	(1,247)	(640)	(174)
Inventory	(2,168)	(3,725)	(998)
Prepaid expenses and other assets	(236)	303	105
Accounts payable and other liabilities	861	1,357	(3,170)

Net cash provided by operating activities	5,388	4,722	3,170

Investing activities
Purchases of property and equipment	(2,733)	(1,209)	(2,021)
Payments related to acquisitions	(3,291)	(4,373)	(1,151)
Receipts related to divestitures	—	500	1,414
Purchase of intellectual property	(164)	(116)	(64)

Net cash used in investing activities	(6,188)	(5,198)	(1,822)

Financing activities
Proceeds from issuance of common stock	1,219	359	69
Purchase of treasury stock	(373)	(2,021)	(2,213)
Excess tax benefits from stock-based compensation awards	31	23	50
Common stock cash dividend paid	(1,838)	(1,518)	(1,237)
Payments of Italian government loan and grant	—	—	(469)

Net cash used in financing activities	(961)	(3,157)	(3,800)
Effect of exchange rate changes on cash and cash equivalents	24	(51)	(30)

Net decrease in cash and cash equivalents	(1,737)	(3,684)	(2,482)
Cash and cash equivalents at beginning of year	16,448	20,132	22,614

Cash and cash equivalents at end of year	$14,711	$16,448	$20,132

Supplemental disclosures of cash flow information (see Note 14).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, and powered phlebectomy. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Melbourne, Australia and Tokyo, Japan.

Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, LeMaitre Vascular ULC, LeMaitre Vascular AS, and LeMaitre Vascular Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below, and, during the periods presented in our consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis.

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

Based on these policies, we recognize revenue, net of allowances for returns and discounts, as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts, at the time of shipment of our products to our distributors. Customers returning products are entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, must have at least 18 months remaining prior to its expiration date, or twelve months for our hospital customers in Europe, and generally be returned within 30 days of shipment. These return policies apply to sales to both hospitals and distributors. The amount of products returned to us, either for exchange or credit, has not been material. Nevertheless, we provide for an allowance for future sales returns based on historical return experience. Our cost of replacing defective products has not been material and is accounted for at the time of replacement.

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

	Year ended December 31,
	2013	2012	2011
		(in thousands)
Advertising expense	$421	$717	$410

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2013 our receivables in Italy and Spain totaled $1.2 million and $0.5 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2013, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at Beginning of Period	Additions Charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2013	$326	$29	$92	$263
Year ended December 31, 2012	211	153	38	326
Year ended December 31, 2011	184	56	29	211

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

This impairment adjustment falls within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2013, 2012, or 2011.

Other Intangible Assets

Other intangible assets consist primarily of patents, trademarks, technology licenses, and customer relationships acquired in connection with business acquisitions and asset acquisitions and are amortized over their estimated useful lives, ranging from 1 to 13 years.

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

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2013, 2012, and 2011, we were not subject to any material litigation or claims and assessments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2013 and 2012.

Accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $0.3 million and $0.4 million as of December 31, 2013 and 2012, respectively.

Restructuring

We record restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, reductions in force, or distributor terminations. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, severance payments, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,202	$2,571	$2,143

Weighted average shares outstanding	15,317	15,194	15,458

Basic earnings per share	$0.21	$0.17	$0.14

Diluted:
Net income available for common stockholders	$3,202	$2,571	$2,143

Weighted-average shares outstanding	15,317	15,194	15,458
Common stock equivalents, if dilutive	447	444	531

Shares used in computing diluted earnings per common share	15,764	15,638	15,989

Diluted earnings per share	$0.20	$0.16	$0.13

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	373	549	355

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

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

2. Acquisitions and Divestitures

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

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. We paid the remaining $0.3 million in October 2013. We accounted for the acquisition as a business combination. The following table summarizes the final purchase accounting for the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

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

InaVein, LLC

In August 2013, we entered into an Asset Purchase Agreement with InaVein, LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and acquisition-related contingent consideration totaling $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and the remaining $0.4 million is payable in August 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts.

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

We recorded $42,000 as the fair value of contingent consideration at the acquisition date and an additional $57,000 as a charge to general and administrative expense in 2013.

Schaublin Medica SA Distribution Agreement

In October 2012, we entered into a definitive agreement with Schaublin Medica SA (Schaublin) to terminate its distribution of our products in Switzerland and to acquire certain assets and rights from Schaublin effective as of January 1, 2013 for $0.2 million. The purchase price was paid in three equal installments in October 2012, January 2013, and January 2014. We recorded $0.1 million of intangible assets and recognized a $0.1 million of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 was 7.0 years.

TryTech Distribution Agreement

In December 2012, we entered into a definitive agreement with TryTech Corporation (TryTech) to terminate its distribution of our products in a certain Japanese territory and to acquire certain assets and rights from TryTech effective as of April 1, 2013 for $0.1 million. The purchase price is due in three equal installments with payments made in December 2012 and March 2013 with the final payment due in March 2014. We recorded $0.1 million of intangible assets and recognized $20,000 of transition services as selling expense. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2012 was 3.0 years.

Medistim Norge AS Distribution Agreement

In October 2013, we entered into a definitive agreement with Medistim Norge AS (Medistim) to terminate its distribution of our products in Norway and to acquire certain assets and rights from Medistim effective as of January 1, 2014 for $0.2 million. The purchase price is due in three installments with payments made in October 2013 and January 2014 with the final payment due in December 2014. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2013 was 3.5 years.

Tag Medical Pty Ltd Distribution Agreement

In October 2013, we entered into a definitive agreement with Tag Medical Pty Ltd (Tag) to terminate its distribution of our products in Australia and to acquire certain assets and rights from Tag effective as of January 1, 2014 for $0.2 million. The purchase price is due in three installments with payments made in November 2013 and January 2014 and the final payment due in December 2014. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2013 was 4.8 years.

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

Endologix Stent Grafts

On July 6, 2011, we entered into an early termination agreement for our distribution rights of Endologix’s stent graft products in Europe. Under the terms of the agreement, we received $1.3 million in exchange for the early termination of our distribution agreement on August 31, 2011, certain customer contracts, our provision of sales and marketing services, and most of our remaining inventory. Previously, we held distribution rights in certain European countries for Endologix’s stent graft products through June 30, 2013. We recognized a gain of $0.7 million upon the termination of the distribution agreement during the year ended December 31, 2011.

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

3. Inventory

Inventory consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Raw materials	$3,647	$2,471
Work-in-process	2,949	2,084
Finished products	6,659	6,304

Total inventory	$13,255	$10,859

We held inventory on consignment of $0.7 million as of December 31, 2013 and 2012.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Computers and equipment	$2,369	$2,196
Machinery and equipment	6,570	5,599
Leasehold improvements	4,104	2,968

Gross property and equipment	13,043	10,763
Less accumulated depreciation	(7,233)	(6,219)

Property and equipment, net	$5,810	$4,544

Depreciation expense is as follows:

	Year ended December 31,
	2013	2012	2011
		(in thousands)
Depreciation expense	$1,573	$1,319	$1,047

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$13,749	$11,917
Additions for acquisitions	1,282	1,832

Balance at end of year	$15,031	$13,749

Other intangibles consist of the following:

	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
	(in thousands)
Patents	$5,679	$1,932	$3,747	$5,108	$1,339	$3,769
Trademarks and technology licenses	1,414	935	479	1,157	821	336
Customer relationships	2,835	1,441	1,394	1,757	1,001	756
Other intangible assets	971	447	524	673	343	330

Total identifiable intangible assets	$10,899	$4,755	$6,144	$8,695	$3,504	$5,191

These assets are being amortized over useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of December 31, 2013, is 6.5 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Amortization expense	$1,220	$915	$990

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2013, is as follows:

	Year ended December 31,
	2014	2015	2016	2017	2018
	(in thousands)
Amortization expense	$1,414	$1,015	$870	$612	$497

6. Financing Arrangements

As part of the purchase of Biomateriali S.r.l., we assumed a loan from the Italian government under a program that provided funding to certain businesses in Italy through a combination of grants and loans if certain requirements are met. The loan was stated to be payable in ten annual payments through 2018 of principal and interest at an interest rate of 0.74%. The present value of the loan was recorded as of the date the proceeds were received using our incremental borrowing rate. Interest was being imputed on the loan and the amortization was recorded as interest expense. The loan and grant became due in full as a result of the Biomateriali S.r.l. plant closure. As a result, in December 2011, we incurred approximately $0.1 million of restructuring charges related to additional interest and penalties charges, and we made the final payment to the Italian government of $0.5 million.

7. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Compensation and related taxes	$4,710	$3,860
Income and other taxes	885	963
Professional fees	428	521
Other	1,970	1,433

Total	$7,993	$6,777

8. Commitments and Contingencies

Leases

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2013 and 2012. Rent expense was as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Rent expense	$1,264	$1,030	$1,182

At December 31, 2013, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	Year ended December 31,
	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Operating leases	$1,159	$1,119	$914	$689	$802	$4,075

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $4.4 million of inventory through 2015. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

9. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
United States	$4,692	$3,918	$3,511
Foreign	(364)	75	241

Total	$4,328	$3,993	$3,752

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$504	$881	$309
State	143	100	9
Foreign	192	154	132

	839	1,135	450
Deferred:
Federal	1,968	503	831
State	(84)	12	116
Foreign	(1,597)	(228)	212

	287	287	1,159

Provision for income taxes	$1,126	$1,422	$1,609

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2013, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.1 million, which may decrease within the 12 months ending December 31, 2014. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2017. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2013	2012	2011
	(in thousands)
Unrecognized tax benefits at the beginning of year	$321	$329	$277
Additions for tax positions of current year	—	—	52
Additions for tax positions of prior years	—	6	—
Reductions for lapses of the applicable statutes of limitations	(210)	(14)	—

Unrecognized tax benefits at the end of the year	$111	$321	$329

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Inventory	$824	$772
Net operating loss carryforwards	2,190	2,561
Tax credit carryforwards	551	555
Reserves and accruals	313	263
Intangible assets	1,102	916
Stock options	203	326
Other	38	288

Total deferred tax assets	5,221	5,681
Deferred tax liabilities:
Property and equipment	(742)	(692)
Goodwill	(2,727)	(2,374)
Foreign branch deferred offset	(1,735)	(146)
Other	—	(26)

Total deferred tax liabilities	(5,204)	(3,238)

Net deferred tax assets before valuation allowance	17	2,443
Valuation allowance	(969)	(3,053)

Net deferred tax liabiltity	$(952)	$(610)

Deferred tax classification
Short-term deferred tax asset	$932	$850
Short-term deferred tax liability	(38)	(60)

Net short-term deferred tax asset	$894	$790

Long-term deferred tax asset	$1,615	$273
Long-term deferred tax liability	(3,461)	(1,673)

Net long-term deferred tax liability	$(1,846)	$(1,400)

Net deferred tax liability	$(952)	$(610)

We have assessed the need for a valuation allowance against our deferred tax assets and continue to carry a valuation allowance against $1.0 million of foreign deferred tax assets and state credits; based on the weight of available evidence, we believe it is more likely than not such assets will not be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

In 2013, we released valuation allowances on certain deferred assets associated with foreign subsidiary historical losses as well as state research and development credits. Our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets in France and Italy and a portion of our deferred tax assets related to state research and development credits.

Realization of our deferred tax assets is dependent on our generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our deferred tax assets, realization is not assured and future events could cause us to change our judgment. In the event that actual results differ from our estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. As of December 31, 2013, we have net operating loss carryforwards in France of $3.9 million that do not expire, Spain of $1.5 million that begin to expire in 2029, Italy of $1.1 million that do not expire, Sweden of $0.3 million that do not expire, Switzerland of $0.3 million that begin to expire in 2019 and others of $0.1 million that do not expire. We also have Federal and state tax credit carryforwards of approximately $0.9 million that are available to reduce future tax liabilities, which expire at various dates through 2023, or can be carried forward indefinitely. Approximately $0.1 million of these Federal and state tax credits relate to excess stock compensation deductions and as such, the benefit of these tax deductions will be credited to additional paid-in capital when we receive a cash benefit from these credits being utilized. Ownership changes, as defined by the Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

A provision has not been made for U.S. or additional non-U.S. taxes on $1.4 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because we plan to keep these amounts permanently reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. However, to the extent such foreign earnings were remitted in the future a deferred tax liability of $0.5 million would be recorded.

In January 2013, legislation was signed into law which retroactively reinstated various tax provisions which had previously expired January 1, 2012, principally related to the Federal R&D credit. As this legislation was enacted in January 2013, our financial statements reflect the effects of the legislation in 2013. Had this tax legislation been enacted in 2012, we would have recognized an additional $0.2 million of additional U.S. tax credits in our consolidated financial statements for the year ending December 31, 2012.

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.4%	2.3%	1.7%
Effect of foreign taxes	(4.1%)	(4.9%)	(1.6%)
Subpart F income	2.2%	2.1%	2.4%
Valuation allowance	(38.2%)	(6.6%)	3.6%
Foreign deferred tax liability offset	36.1%	3.2%	0.0%
Manufacturing deduction	(2.9%)	(3.5%)	(0.7%)
Research & development tax credits	(8.0%)	0.6%	0.7%
Stock options	3.6%	3.4%	3.0%
Uncertain tax positions	(5.1%)	(0.4%)	1.9%
Italian permanent differences	5.2%	4.9%	0.0%
Other permanent differences	3.0%	4.1%	1.4%
Other	(0.2%)	(3.8%)	(3.5%)

Effective tax rate	26.0%	35.4%	42.9%

In March 2014, the German tax authority notified our German subsidiary that the tax years 2009 through 2012 would be audited. We expect the audit to commence during the third quarter of 2014. We believe there will be no material changes to its income tax liability as a result of this audit. We are not currently under audit in any other tax jurisdictions. As of December 31, 2013, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2010 and forward
Foreign	2007 and forward

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

In May 2006 we approved a 2006 Stock Option and Incentive Plan (the 2006 Plan), which became effective upon the initial public offering. In 2010 we amended the 2006 Plan to increase the aggregate pool of available shares to 3,000,000 of common stock. The plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. In connection with the adoption of the 2006 Plan, no further option grants are permitted under the 1997, 1998, 2000, and 2004 stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued or treasury shares. The total number of shares currently authorized for stock award plans is 4,618,003 of which approximately 783,012 remain available for grant as of December 31, 2013.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2013	2012	2011
Dividend yield	1.8%	1.6%	1.1%
Volatility	57.8%	61.8%	66.1%
Risk-free interest rate	1.5%	0.6%	1.4%
Weighted average expected option term (in years)	5.5	5.5	4.8
Weighted average fair value per share of options granted	$3.01	$2.91	$3.57
Aggregate intrinsic value of options exercised	$1,009,726	$340,678	$321,584

A summary of option activity as of December 31, 2013 and the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance outstanding at December 31, 2012	2,012,060	$5.64	4.47	$2,154,440
Granted(1)	367,277	$6.92
Exercised(2)	(307,425)	$3.96		$1,009,726
Canceled / Expired	(209,112)	$8.84

Balance outstanding at December 31, 2013(3)	1,862,800	$5.81	4.82	$4,815,870

Vested and exercisable at December 31, 2013	1,002,215	$5.70	4.82	$3,482,730
Expected to vest at December 31, 2013(4)	639,094	$4.57	4.63

Total	1,641,309

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of grant.
(2)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of exercise.
(3)	The aggregate intrinsic value represents the difference between the exercise price and $8.01, the closing price of our stock on December 31, 2013, for all in-the-money options outstanding.
(4)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions set forth by the FASB.

Restricted Stock Units

A summary of our RSU activity, which is subject to fair value accounting requirements, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance outstanding at December 31, 2012	278,931	$5.30
Granted	117,873	$6.67
Vested(1)	(112,284)	$4.37
Canceled	(30,223)	$6.04

Balance outstanding at December 31, 2013	254,297	$6.25

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2013, 2012, and 2011 were $0.8 million, $0.7 million, and $0.9 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2013	2012
Shares of common stock repurchased	41,259	42,991
Per share repurchase price	$6.90	$6.11
Aggregage purchase price	$284,583	$262,719

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2013	2012	2011
	(in thousands)
Stock option awards to employees	$789	$692	$591
Restricted common stock awards	464	521	506

Total stock-based compensation	$1,253	$1,213	$1,097

We expect to record the unamortized portion of share-based compensation expense of $2.6 million for existing stock options and RSUs outstanding at December 31, 2013, over a weighted-average period of 3.4 years.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program concluded as of December 31, 2013. The following is a summary of the stock repurchase activity for the year ended.

	December 31, 2013		December 31, 2012		December 31, 2011
	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased	Shares Purchased	Total Purchased
	( $ in thousands)
Share repurchases	15,323	$88	304,846	$1,759	300,326	$1,904

Dividends

On February 24, 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

Fiscal Year 2012
March 20, 2012	April 3, 2012	$0.025	$381
May 18, 2012	June 4, 2012	$0.025	$379
August 17, 2012	August 31, 2012	$0.025	$380
November 20, 2012	December 4, 2012	$0.025	$378

On February 20, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on April 3, 2014, to stockholders of record at the close of business on March 20, 2014, which will total approximately $0.5 million.

11. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $40,000 for 2013 and were $0.1 million for 2011. Our 2012 contributions were funded from employee forfeitures.

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

The components of the restructuring charges are as follows:

Year ended December 31, 2011
(in thousands)
Distributor termination charges	$572
Transfer of manufacturing equipment	446
Employee severance costs	291
Italian government loan and grant termination charge	79
Non cash asset write-off	732
Other	41

Total	$2,161

Activity related to accrued restructuring costs is as follows:

	Year ended December 31,
	2012	2011
Balance at beginning of year	$101	$922
Plus:
Current year restructuring costs	—	2,161
Less:
Payment for termination of contractual obligations	—	572
Payment of employee severance costs	101	680
Payment related to transfer manufacturing equipment	—	446
Payment of Italian loan and grant	—	469
Other	—	83
Non-cash fixed asset write-off	—	732

Balance at end of year	$—	$101

In February 2014, we committed to a plan intended to improve operational efficiencies, which includes a reduction in force of approximately 10% of our workforce and other cost-cutting measures. The plan was implemented during the first quarter of 2014. We estimate that termination costs will be $0.2 million to $0.4 million. We expect to record the majority of these charges in 2014.

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

Most of our revenues were generated in the United States, Germany, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
United States	$39,240	$36,542	$35,366
Germany	6,939	5,647	7,276
Japan	2,413	2,674	2,283
Other countries	15,957	11,872	12,760

Net sales	$64,549	$56,735	$57,685

Total property and equipment held by geography were as follows:

	As of December 31,
	2013	2012
	(in thousands)
United States	$5,391	$4,162
Germany	229	232
Other countries	190	150

Total property and equipment	$5,810	$4,544

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for income taxes, net	$1,019	$544	$717

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

As of December 31, 2013, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $8.3 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2013.

As discussed in Notes 1and 2, several measurements of acquisition-related assets and impairments of intangible assets were measured using Level 3 techniques. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Year ended December 31, 2013
(in thousands)
Beginning balance	$—
Additions	42
Payments	—
Change in fair value included in earnings	57

Ending balance	$99

16. Quarterly Financial Data (unaudited)

	Three months ended
2013	March 31	June 30 (1)	September 30	December 31
	(in thousands, except per share data)
Total net sales	$15,382	$15,951	$15,300	$17,916
Gross profit	11,206	11,237	10,716	11,956
Income from operations	1,123	1,447	776	1,172
Net income	846	889	721	746
Earnings per share
Basic	$0.06	$0.06	$0.05	$0.05
Diluted	$0.05	$0.06	$0.05	$0.05

	Three months ended
2012	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$13,928	$14,361	$13,645	$14,801
Gross profit	9,870	10,545	10,015	10,438
Income from operations	854	1,455	1,001	930
Net income	386	824	663	698
Earnings per share
Basic	$0.03	$0.05	$0.04	$0.05
Diluted	$0.02	$0.05	$0.04	$0.04

(1)	During the second quarter of 2013, we identified an error in our historic inventory valuation that resulted in an understatement of the periodic carrying amount of our inventory. We corrected this error which resulted in an understatement of cost of sales of $0.4 million and an overstatement of net income of $0.3 million in the three months ended June 30, 2013.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.1

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.2

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.3

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	2.4

2.5	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	2.1

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	3.1

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	3.2

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	3.3

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	4.1

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	10.1

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	10.2

10.3	Director Compensation Policy	10-K	3/27/12	10.27

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	10.7

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	10.8

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	10.24

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	10.10

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.11

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.12

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.13

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	10.14

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	10.1

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	10.17

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	99.1

10.15†	Management Incentive Compensation Plan	8-K	4/27/07	10.1

10.16	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	10.1

10.17	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	10.1

10.18	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	10.36

10.19†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	10.37

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	10.38

10.21†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	10.39

10.22	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.33

10.23	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	10.34

10.24	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.28

10.25	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	10.29

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.26	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	10.26

10.27	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	10.1

10.28	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	10.2

10.29	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	10.3

10.30†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	10.1

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.