Form 10-Q
period 2014-03-31
LEMAITRE VASCULAR INC
filed 2014-05-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The registrant had 15,635,234 shares of common stock, $.01 par value per share, outstanding as of May 1, 2014.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$12,504	$14,711
Accounts receivable, net of allowances of $225 at March 31, 2014 and $263 at December 31, 2013	10,494	10,590
Inventory	14,186	13,255
Prepaid expenses and other current assets	3,151	3,169

Total current assets	40,335	41,725
Property and equipment, net	5,807	5,810
Goodwill	15,031	15,031
Other intangibles, net	5,758	6,144
Deferred tax assets	1,619	1,615
Other assets	168	167

Total assets	$68,718	$70,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,040	$1,235
Accrued expenses	6,868	7,993
Acquisition-related obligations	801	992

Total current liabilities	8,709	10,220
Deferred tax liabilities	3,475	3,461
Other long-term liabilities	298	249

Total liabilities	12,482	13,930
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 16,982,730 shares at March 31, 2014, and 16,959,330 shares at December 31, 2013	170	170
Additional paid-in capital	65,209	65,354
Accumulated deficit	(874)	(667)
Accumulated other comprehensive loss	(226)	(253)
Treasury stock, at cost; 1,380,272 shares at March 31, 2014, and 1,380,119 shares at December 31, 2013	(8,043)	(8,042)

Total stockholders’ equity	56,236	56,562

Total liabilities and stockholders’ equity	$68,718	$70,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2014	2013
	(in thousands, except per share data)

Net sales	$16,754	$15,382
Cost of sales	5,530	4,176

Gross profit	11,224	11,206

Sales and marketing	6,229	5,768
General and administrative	3,315	2,882
Research and development	1,344	1,273
Restructuring charges	403	—
Medical device excise tax	164	160

Total operating expenses	11,455	10,083

Income (loss) from operations	(231)	1,123

Other income (expense):
Interest income	—	1
Interest expense	—	(4)
Foreign currency loss	(42)	(50)

Income (loss) before income taxes	(273)	1,070
Provision (benefit) for income taxes	(66)	224

Net income (loss)	$(207)	$846

Earnings per share of common stock:
Basic	$(0.01)	$0.06

Diluted	$(0.01)	$0.05

Weighted-average shares outstanding:
Basic	15,586	15,219

Diluted	15,586	15,648

Cash dividends declared per common share	$0.035	$0.030

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Net income (loss)	$(207)	$846
Other comprehensive income:
Foreign currency translation adjustment, net	27	(295)

Total other comprehensive income	27	(295)

Comprehensive income (loss)	$(180)	$551

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$(207)	$846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	831	610
Stock-based compensation	278	277
Provision for losses in accounts receivable	31	3
Provision for inventory write-downs	75	103
Excess tax benefits from stock-based compensation awards	(28)	—
Loss on disposal of property and equipment	4	—
Foreign currency transaction loss	5	53
Changes in operating assets and liabilities:
Accounts receivable	68	(446)
Inventory	(997)	(619)
Prepaid expenses and other assets	63	(48)
Accounts payable and other liabilities	(1,812)	(1,125)

Net cash used in operating activities	(1,689)	(346)
Investing activities
Purchases of property and equipment	(433)	(676)
Payments related to acquisitions	(193)	(111)
Purchase of intellectual property	(13)	(8)

Net cash used in investing activities	(639)	(795)
Financing activities
Proceeds from issuance of common stock	96	170
Purchase of treasury stock	(1)	(90)
Excess tax benefits from stock-based compensation awards	28	—

Net cash provided in financing activities	123	80
Effect of exchange rate changes on cash and cash equivalents	(2)	(85)

Net decrease in cash and cash equivalents	(2,207)	(1,146)
Cash and cash equivalents at beginning of period	14,711	16,448

Cash and cash equivalents at end of period	$12,504	$15,302

Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, and powered phlebectomy. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Tullamarine, Australia and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Our 2014 income tax expense varies from the statutory rate mainly due to certain permanent items, a discrete item related to certain foreign branch losses previously not deductible and lower statutory rates from a mix of our foreign entities. Our 2013 income tax expense varies from the statutory rate mainly due to discrete items related to a research and development tax credit earned in 2012, but enacted into law in January 2013, lower statutory rates from our foreign entities and certain permanent items.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2014 the gross amount of unrecognized tax benefits exclusive of interest and penalties was $162,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2017. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2014
(in thousands)
Unrecognized tax benefits at the beginning of year	$111
Additions for tax positions of current year	51
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits at the end of the period	$162

In March 2014, the German tax authority notified our German subsidiary that the tax years 2009 through 2012 would be audited. We expect the audit to commence during the third quarter of 2014. In May 2014, the French tax authority notified our French subsidiary that the tax years 2011 through 2013 would be audited. We expect the audit to commence during the second quarter of 2014. We believe there will be no material changes to our income tax liability as a result of these audits. We are not currently under audit in any other tax jurisdictions. As of March 31, 2014, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2010 and forward
Foreign	2007 and forward

3.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,730	$3,647
Work-in-process	2,492	2,949
Finished products	7,964	6,659

Total inventory	$14,186	$13,255

We held inventory on consignment of $0.7 million as of March 31, 2014 and December 31, 2013, respectively.

4.	Acquisition and Divestitures

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

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. The remaining $0.3 million was paid in October 2013. We accounted for the acquisition as a business combination. We recorded $2.8 million of intangible assets and $1.8 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of November 1, 2012 was 12.0 years. The goodwill will be deductible for tax purposes over 15 years.

Clinical Instruments International, Inc.

In July 2013, we entered into an Asset Purchase Agreement with Clinical Instruments International, Inc. (Clinical Instruments) to acquire substantially all the assets of Clinical Instruments for $1.1 million. We paid $0.9 million at the closing and the remaining $0.2 million is payable in October 2014. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property. We recorded $0.2 million of inventory, $0.3 million of intangible assets and $0.6 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of July 31, 2013 was 5.7 years. The goodwill will be deductible for tax purposes over 15 years.

InaVein LLC

In August 2013, we entered into an Asset Purchase Agreement with InaVein LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and potential acquisition-related contingent consideration totaling $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and the remaining $0.4 million is payable in August 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts. We recorded $0.8 million of tangible assets, $1.1 million of intangible assets, $0.7 million of goodwill, and $0.1 million of assumed liabilities. The weighted-average amortization period for the acquired intangible assets as of August 31, 2013 was 6.7 years. The goodwill will be deductible for tax purposes over 15 years. We recorded $0.1 million as the fair value of contingent consideration as of March 31, 2014.

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

Our acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of synergies that will be realized by combining businesses. These synergies include the use of our existing sales channel to expand sales of the acquired businesses’ products, consolidation of manufacturing facilities, and the leveraging of our existing administrative infrastructure. The net assets acquired have been recorded based on estimates of fair value and, for acquisitions completed within the past year, are subject to adjustment upon finalization of the valuation process.

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

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $15.0 million during the three months ended March 31, 2014.

The components of our identifiable intangible assets were as follows:

	March 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Patents	$5,691	$2,094	$3,597	$5,679	$1,932	$3,747
Trademarks and technology licenses	1,416	970	446	1,414	935	479
Customer relationships	2,837	1,581	1,256	2,835	1,441	1,394
Other intangible assets	971	512	459	971	447	524

Total identifiable intangible assets	$10,915	$5,157	$5,758	$10,899	$4,755	$6,144

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of March 31, 2014 is 6.9 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2014	2013
	(in thousands)

Amortization expense	$399	$262

Estimated amortization expense for the remainder of 2014 and each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018	2019
	(in thousands)

Amortization expense	$1,011	$1,009	$866	$608	$493	$383

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Compensation and related taxes	$3,251	$4,710
Income and other taxes	756	885
Dividend payable	546	—
Professional fees	425	428
Restructuring charges	353	—
Other	1,537	1,970

Total	$6,868	$7,993

7.	Restructuring

In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our recently acquired Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014.

Activity related to accrued restructuring costs is as follows:

Three months ended
March 31, 2014
(in thousands)
Balance at beginning of year	$—
Plus:
Current year restructuring costs	403
Less:
Payment of employee severance costs	50

Balance at end of period	$353

We committed to an additional reduction in force of approximately 7 employees in April 2014. We estimate that termination costs will be $0.1 million to $0.2 million, and we expect to record the majority of these charges in the second quarter of 2014.

8.	Commitments and Contingencies

Purchase Commitments

As of March 31, 2014, as part of our normal course of business, we have purchase commitments to purchase $3.9 million of inventory through 2015.

9.	Segment and Enterprise-Wide Disclosures

The FASB establishes standards for reporting information regarding operating segments in financial statements. Operating segments are identified as components of an enterprise about which separate, discrete financial information is evaluated by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for product sales by product line and by legal entity for local reporting purposes.

Most of our revenues were generated in the United States, Germany, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
United States	$10,001	$9,735
Germany	1,880	1,559
Japan	556	559
Other countries	4,317	3,529

Net Sales	$16,754	$15,382

10.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Stock option awards	$198	$168
Restricted stock units	80	109

Total share-based compensation	$278	$277

We did not issue option grants in the three months ended March 31, 2014 and 2013. We did not issue restricted stock unit grants in the three months ended March 31, 2014 and 2013.

We issued approximately 23,000 and 46,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the three months ended March 31, 2014 and 2013, respectively.

11.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2014	2013
	(in thousands, except per share data)
Basic:
Net income (loss) available for common stockholders	$(207)	$846

Weighted average shares outstanding	15,586	15,219

Basic earnings per share	$(0.01)	$0.06

Diluted:
Net income (loss) available for common stockholders	$(207)	$846

Weighted-average shares outstanding	15,586	15,219
Common stock equivalents, if diluted	—	429

Shares used in computing diluted earnings per common share	15,586	15,648

Diluted earnings per share	$(0.01)	$0.05

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	616	505

12.	Stockholders’ Equity

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

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased were determined based on our evaluation of market conditions and other factors. Repurchases were also made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. Our last repurchases occurred during the three months ended March 31, 2013 in which we purchased approximately 15,000 shares for approximately $0.1 million. The repurchase program concluded as of December 31, 2013.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On April 24, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on June 5, 2014 to stockholders of record at the close of business on May 22, 2014, which will total approximately $0.5 million.

13.	Supplemental Cash Flow Information

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Cash paid (refunded) for income taxes, net	$124	$97

14.	Fair Value Measurements

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

As of March 31, 2014, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $8.3 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2014.

As discussed in Note 4, we have certain acquisition-related contingent liabilities that were measured using Level 3 techniques based on an assessment of the probability that we would be required to make such future payment. There were no changes to the acquisition-related contingent liabilities during the three months ended March 31, 2014 and the balance was $0.1 million as of March 31, 2014 and December 31, 2013.

15.	Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss consisted of foreign currency translation for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended
	March 31,
	2014	2013
Beginning balance	$(253)	$(433)

Other comprehensive income (loss) before reclassifications	27	(295)
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income (loss)	27	(295)

Ending Balance	$(226)	$(728)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risk and uncertainties include, but are not limited to: the risk that the Company may not realize the expected benefits from its cost-cutting measures undertaken in February and April 2014; the risk that the Company may not realize the anticipated benefits of its strategic activities; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to the integration of acquisition targets; risks related to product demand and market acceptance of the Company’s products; the risk that the XenoSure product is not as accretive and does not achieve the gross margins currently anticipated by the Company; the risk that the Company experiences increased expense, production delays or quality difficulties in the transition of the XenoSure manufacturing operations; risks related to attracting, training and retaining sales representatives and other employees in new markets such as Australia and Norway; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 21, 2014. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboSure, MultiTASC and XenoSure are registered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $3 to $4 billion, within which our core product lines address roughly $800 million. We have grown our business by using a three-pronged strategy: competing in niche markets, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development efforts. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our business opportunities include the following:

•	the long-term growth of our sales force in North America, Europe and Asia and the Pacific Rim, sometimes in connection with terminations of certain distributor relationships in order to expand our sales presence in new countries;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new markets upon receipt of regulatory approvals in these markets; and

•	the consolidation of product manufacturing into our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products primarily through a direct sales force. As of March 31, 2014 our sales force was comprised of 87 sales representatives in North America, Europe, Japan, and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; and Tullamarine, Australia. For the three months ended March 31, 2014, approximately 93% of our net sales were generated in markets in which we employ direct sales representatives.

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

Because we believe that direct-to-hospital sales engender closer customer relationships and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	In March 2013, we began shipping directly to Canadian hospitals from our sales office in Mississauga, Canada.

•	In October 2013, we entered into a definitive agreement with Medistim Norge AS (Medistim) to terminate its distribution of our products in Norway effective January 1, 2014. The agreement required us to pay approximately $0.2 million in exchange for the purchase of their customer list for our products, sales and marketing transition services, and minimal inventory.

•	In October 2013, we entered into a definitive agreement with Tag Medical Pty Ltd (Tag) to terminate its distribution of our products in Australia effective January 1, 2014. The agreement required us to pay approximately $0.2 million in exchange for the purchase of their customer list for our products, certain customer contracts, sales and marketing transition services, and minimal inventory.

We anticipate that the establishment of an office in China in 2014 will result in increased general and administrative expenses during 2014. We anticipate that the expansion of our direct sales organization in Norway and Australia will result in increased sales and marketing expenses during 2014.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In October 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc, Inc. for $4.6 million, having previously been an exclusive distributor of the XenoSure biologic vascular patch since 2009.

•	In July 2013, we acquired substantially all of the assets of Clinical Instruments International, Inc. (Clinical Instruments), a manufacturer of latex and latex free shunts and catheters, for $1.1 million.

•	In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus potential contingent consideration totaling $1.4 million in 2014 and 2015, dependent on the sales performance of the acquired business and the timing of regulatory approval in China.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In April 2013, we launched the MultiTASC device.

•	In May 2013, we launched the 1.5mm Expandable LeMaitre Valvulotome.

•	In June 2013, we launched the AlboSure vascular patch.

•	In March 2014, we launched the 1.5mm Hydro LeMaitre Valvulotome.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, MA facilities. Our most recent manufacturing transitions included:

•	In November 2012, we initiated a project to build a third clean room for our biologic vascular patch. We expect this transition to our Burlington facility to be complete in the second quarter of 2014. We expect the transition to negatively impact gross margins on our biologic vascular patch in 2014, and to improve our biologic vascular patch gross margins beginning in 2015; however, there can be no assurance that these results will be achieved. Further, the production of the biologic vascular patch is our first experience in manufacturing biological tissues. There can be no assurance that we will not experience delays or additional expenses associated with this transfer.

•

In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We expect the transfer to be complete in the second quarter of 2014; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs will not exceed our expectations. Further, the manufacturing transfer may result in a shortage of Clinical Instruments devices, which could negatively impact sales.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in the three months ended March 31, 2014, we incurred $0.4 million of restructuring charges related to reductions in force and our Clinical Instruments facility closure and relocation to Burlington, MA.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2014, approximately 36% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our translation risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require comparatively more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)	2014	2013	Percent change
	($ in thousands)
Net sales	$16,754	$15,382	9%

Net sales by geography:
Americas	$10,664	$10,248	4%
International	6,090	5,134	19%

Total	$16,754	$15,382	9%

Net sales. Net sales increased 9% to $16.8 million for the three months ended March 31, 2014, compared to $15.4 million for the three months ended March 31, 2013. Sales increases for the three months ended March 31, 2014 were primarily driven by increased sales in biologic vascular patches of $0.7 million, powered phlebectomy of $0.5 million, and valvulotomes of $0.3 million, and were partially offset by decreased sales of vessel closure systems of $0.3 million and remote endarterectomy devices of $0.2 million. The Clinical Instruments and InaVein acquisitions contributed $0.6 million of sales during the three months ended March 31, 2014.

Direct-to-hospital net sales were 93% of total sales for the three months ended March 31, 2014 and 2013.

Net sales by geography. Net sales in the Americas increased by $0.4 million for the three months ended March 31, 2014. The increase was primarily driven by biologic vascular patches, cholangiogram catheters, and valvulotome sales, as well as higher average selling prices across nearly all product lines, and were partially offset by decreased sales of vessel closure systems and remote endarterectomy devices, which are primarily sold in the United States. International net sales increased $1.0 million for the three months ended March 31, 2014. The increase was primarily driven by increased sales of biologic vascular patches, valvulotomes, catheters, and shunts.

	Three months ended March 31,
(unaudited)	2014	2013	$ Change		Percent change
	($ in thousands)
Gross profit	$11,224	$11,206	$18		0%

Gross margin	67.0%	72.9%		*	(5.9%)

*	Not applicable

Gross Profit. Gross profit was comparatively flat at $11.2 million for the three months ended March 31, 2014, while gross margin decreased 5.9% to 67% in the period. The gross margin decrease was largely driven by manufacturing cost increases, unfavorable product and geographic mix, start-up costs associated with our biologic vascular patch manufacturing and costs associated with the newly acquired Clinical Instruments facility. These decreases were partially offset by higher average selling prices across all product lines. The gross profit increase was a result of higher sales.

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

	Three months ended March 31,
(unaudited)	2014	2013	$ change	Percent change
	($ in thousands)
Sales and marketing	$6,229	$5,768	$461	8%
General and administrative	3,315	2,882	433	15%
Research and development	1,344	1,273	71	6%
Restructuring Charges	403	—	403	*
Medical device excise tax	164	160	4	3%

Total	$11,455	$10,083	$1,372	14%

	Three months ended March 31,
	2014 % of Net Sales	2013 % of Net Sales	Change

Sales and marketing	37%	37%	0%
General and administrative	20%	19%	1%
Research and development	8%	8%	0%
Restructuring Charges	2%	0%	2%
Medical device excise tax	1%	1%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2014, sales and marketing expense increased 8% to $6.2 million. Selling expense increased $0.3 million while marketing expense increased by $0.1 million. Selling expense increases were driven by increased compensation and other personnel related costs of $0.3 million, primarily due to additional regional sales managers and sales personnel in Australia and Norway. Marketing expense increases were largely driven by increased compensation and other personnel related costs. As a percentage of net sales, sales and marketing expense was 37% in the three months ended March 31, 2014.

General and administrative. For the three months ended March 31, 2014, general and administrative expense increased 15% to $3.3 million. The increase was primarily due to increased professional services costs of $0.1 million, increased intangible amortization of $0.1 million, and increased compensation costs of $0.1 million largely associated with our newly formed subsidiary in Australia. As a percentage of net sales, general and administrative expense was 20% in the three months ended March 31, 2014.

Research and development. For the three months ended March 31, 2014, research and development expense increased 6% to $1.3 million. Product development expense was relatively flat. Clinical and regulatory expense increased $0.1 million primarily due to increased costs related to regulatory submissions for new products in geographies such as China and Australia. As a percentage of net sales, research and development expense was 8% for the three months ended March 31, 2014.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our recently acquired Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014. We committed to an additional reduction in force of approximately 7 employees in April 2014, and we estimate that termination costs will be $0.1 million to $0.2 million. We expect to record the majority of these charges in the second quarter of 2014.

Medical device excise tax. The medical device excise tax was $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Foreign exchange gains / losses. Foreign exchange losses were $42,000 and $50,000 for the three months ended March 31, 2014 and 2013, respectively.

Income tax expense. We recorded a benefit for taxes of $0.1 million on a pre-tax loss of $0.3 million for the three months ended March 31, 2014, compared to taxes of $0.2 million on pre-tax income of $1.1 million for the three months ended March 31, 2013. Our 2014 provision was based on the estimated annual effective tax rate of 37.2%, comprised of estimated federal and state income taxes of approximately $1.8 million, as well as foreign income taxes of $0.4 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to a discrete item related to certain foreign branch losses previously not deductible and lower statutory rates from our foreign entities, offset by certain permanent items. Our 2013 provision was based on the estimated annual effective tax rate of 34.8%, comprised of estimated federal and state income taxes of approximately $1.7 million, as well as foreign income taxes of $0.2 million. Our 2013 provision for income tax expense varies from the statutory rate amounts mainly due to a discrete item for the inclusion of a $0.1 million 2012 research and development tax credit enacted into law in January 2013, lower statutory rates from our foreign entities, offset by certain permanent items. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of March 31, 2014, we will continue to carry a valuation allowance against $1.0 million of deferred tax assets, principally foreign net operating loss carry-forwards and state research and development credits, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate in 2014 will be higher than our effective tax rate in 2013. We will not be able to generate Federal research and development tax credits in 2014 unless legislation is enacted.

Liquidity and Capital Resources

At March 31, 2014, our cash and cash equivalents were $12.5 million as compared to $14.7 million at December 31, 2013. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offering and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized an operating loss of $0.2 million for the three months ended March 31, 2014. For the year ended December 31, 2013, we recognized operating income of $4.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The timing and number of any shares repurchased were determined based on our evaluation of market conditions and other factors. Repurchases were also made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. Our last repurchases occurred during the three months ended March 31, 2013 in which we purchased approximately 15,000 shares for approximately $0.1 million. The repurchase program concluded as of December 31, 2013.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On April 24, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on June 5, 2014 to stockholders of record at the close of business on May 22, 2014, which will total approximately $0.5 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2014	2013	Net Change
Cash and cash equivalents	$12,504	$15,302	$(2,798)

Cash flows provided by (used in):
Operating activities	$(1,689)	$(346)	$(1,343)
Investing activities	(639)	(795)	156
Financing activities	123	80	43

Net cash used in operating activities. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2014, and consisted of a $0.2 million net loss, adjusted for non-cash items of $1.2 million (including depreciation and amortization of $0.8 million, stock-based compensation of $0.3 million, and provision for inventory write-offs of $0.1 million) and was offset by changes in working capital of $2.7 million. The net cash used by changes in working capital was driven by increases in inventory of $0.9 million, primarily related to powered phlebectomy devices, and decreases in accounts payable and other liabilities of $1.8 million, primarily due to annual compensation payments.

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

Net cash used in investing activities. Net cash used in investing activities was $0.6 million for the three months ended March 31, 2014. This was primarily driven by the purchase of property and equipment of $0.4 million and distributor buyout payments of $0.2 million.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2013. This was primarily driven by the purchase of property and equipment of which $0.4 million related to facility buildout and manufacturing equipment associated with our XenoSure biologic patch.

Net cash provided by financing activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2014, driven primarily by proceeds from stock option exercises.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2013, driven primarily by proceeds from stock option exercises of $0.2 million which were partially offset by the purchase of $0.1 million of our outstanding shares under our stock repurchase plan.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of March 31, 2014:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$8,477	$1,152	$1,930	$1,524	$3,871
Purchase commitments for inventory	3,888	3,833	55	—	—

Total contractual obligations	$12,365	$4,985	$1,985	$1,524	$3,871

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2016; our Milan, Italy office, expiring in 2016; our Madrid, Spain office, expiring in 2014; and our Tullamarine, Australia office, expiring in 2017. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There has been no material changes in our critical accounting policies during the three months ended March 31, 2014. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2014, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, product liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 8, 2014, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 21, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program

January 1, 2014 through January 31, 2014	—	$—	N/A	N/A

February 1, 2014 through February 28, 2014	153	$7.92	N/A	N/A

March 1, 2014 through March 31, 2014	—	$—	N/A	N/A

Total	153	$7.92	N/A	N/A

(1)	For the three months ended March 31, 2014, we repurchased 153 shares of our common stock to satisfy employees’ obligations with respect to withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2014.

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