Form 10-Q
period 2014-06-30
LEMAITRE VASCULAR INC
filed 2014-08-07
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The registrant had 17,326,982 shares of common stock, $.01 par value per share, outstanding as of July 31, 2014.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30, 2014	December 31, 2013
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,512	$14,711
Accounts receivable, net of allowances of $227 at June 30, 2014 and $263 at December 31, 2013	11,373	10,590
Inventory	14,995	13,255
Prepaid expenses and other current assets	3,122	3,169

Total current assets	53,002	41,725
Property and equipment, net	5,474	5,810
Goodwill	15,031	15,031
Other intangibles, net	5,250	6,144
Deferred tax assets	1,610	1,615
Other assets	169	167

Total assets	$80,536	$70,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,021	$1,235
Accrued expenses	6,960	7,993
Acquisition-related obligations	1,031	992

Total current liabilities	9,012	10,220
Deferred tax liabilities	3,476	3,461
Other long-term liabilities	265	249

Total liabilities	12,753	13,930
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 18,660,768 shares at June 30, 2014, and 16,959,330 shares at December 31, 2013	187	170
Additional paid-in capital	75,497	65,354
Retained earnings (accumulated deficit)	398	(667)
Accumulated other comprehensive loss	(250)	(253)
Treasury stock, at cost; 1,381,034 shares at June 30, 2014, and 1,380,119 shares at December 31, 2013	(8,049)	(8,042)

Total stockholders’ equity	67,783	56,562

Total liabilities and stockholders’ equity	$80,536	$70,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net sales	$18,161	$15,951	$34,915	$31,333
Cost of sales	5,785	4,714	11,315	8,890

Gross profit	12,376	11,237	23,600	22,443

Sales and marketing	5,537	5,305	11,766	11,073
General and administrative	3,296	3,067	6,611	5,949
Research and development	1,137	1,268	2,481	2,541
Medical device excise tax	176	150	340	310
Restructuring charges	89	—	492	—
Impairment charges	161	—	161	—

Total operating expenses	10,396	9,790	21,851	19,873

Income from operations	1,980	1,447	1,749	2,570

Other income (expense):
Interest income	—	2	—	3
Interest expense	—	(8)	—	(12)
Foreign currency gain (loss)	20	(66)	(22)	(116)

Income before income taxes	2,000	1,375	1,727	2,445
Provision for income taxes	728	486	662	710

Net income	$1,272	$889	$1,065	$1,735

Earnings per share of common stock:
Basic	$0.08	$0.06	$0.07	$0.11

Diluted	$0.08	$0.06	$0.07	$0.11

Weighted-average shares outstanding:
Basic	16,113	15,250	15,852	15,234

Diluted	16,545	15,701	16,290	15,676

Cash dividends declared per common share	$0.035	$0.030	$0.070	$0.060

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$1,272	$889	$1,065	$1,735
Other comprehensive income:
Foreign currency translation adjustment, net	(24)	76	3	(220)

Total other comprehensive income (loss)	(24)	76	3	(220)

Comprehensive income	$1,248	$965	$1,068	$1,515

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
Operating activities
Net income	$1,065	$1,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,620	1,251
Stock-based compensation	543	555
Accrued contingent earnout	229	—
Impairment charges	161	—
Provision (recovery) of doubtful accounts	24	(65)
Provision for inventory write-downs	407	431
Excess tax benefits from stock-based compensation awards	(28)	—
Loss on disposal of property and equipment	4	37
Foreign currency transaction loss	23	102
Changes in operating assets and liabilities:
Accounts receivable	(813)	(697)
Inventory	(2,140)	(1,321)
Prepaid expenses and other assets	87	214
Accounts payable and other liabilities	(1,248)	(601)

Net cash provided by (used in) operating activities	(66)	1,641
Investing activities
Purchases of property and equipment	(549)	(2,058)
Payments related to acquisitions	(193)	(111)
Purchase of intellectual property	(7)	(120)

Net cash used in investing activities	(749)	(2,289)
Financing activities
Proceeds from issuance of common stock	10,682	191
Purchase of treasury stock	(7)	(103)
Common stock cash dividend paid	(1,093)	(914)
Excess tax benefits from stock-based compensation awards	28	—

Net cash provided by (used in) financing activities	9,610	(826)
Effect of exchange rate changes on cash and cash equivalents	6	(64)

Net increase (decrease) in cash and cash equivalents	8,801	(1,538)
Cash and cash equivalents at beginning of period	14,711	16,448

Cash and cash equivalents at end of period	$23,512	$14,910

Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Tullamarine, Australia; and Tokyo, Japan.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are assessing the new standard and have not yet determined the impact on our results of operations.

2.	Income Tax Expense

As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income during the carryback period or in the future; and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations. We do not provide for income taxes on undistributed earnings of foreign subsidiaries, as our intention is to permanently reinvest these earnings.

We recognize, measure, present and disclose in our financial statements any uncertain tax positions that we have taken, or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within and without the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

Our 2014 income tax expense varies from the statutory rate mainly due to certain permanent items, lower statutory rates from a mix of our foreign entities, discrete items related to certain foreign branch losses previously not deductible and the release of a valuation allowance on certain foreign loss carryforwards. Our 2013 income tax expense varies from the statutory rate mainly due to discrete items related to a research and development tax credit earned in 2012, but enacted into law in January 2013, lower statutory rates from our foreign entities and certain permanent items.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2014, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $162,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2024. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2014
(in thousands)
Unrecognized tax benefits at the beginning of year	$111
Additions for tax positions of current year	51
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits at the end of the period	$162

In March 2014, the German tax authority notified our German subsidiary that the tax years 2009 through 2012 would be audited. We expect the audit to commence during the third quarter of 2014. In May 2014, the French tax authority notified our French subsidiary that the tax years 2011 through 2013 would be audited. The audit commenced during the second quarter of 2014 and remains in process. We believe there will be no material changes to our income tax liability as a result of these audits. We are not currently under audit in any other tax jurisdictions. As of June 30, 2014, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2010 and forward
Foreign	2004 and forward

3.	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,816	$3,647
Work-in-process	2,879	2,949
Finished products	8,300	6,659

Total inventory	$14,995	$13,255

We held inventory on consignment of $0.7 million as of June 30, 2014 and December 31, 2013, respectively.

4.	Acquisition and Divestitures

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

InaVein LLC

In August 2013, we entered into an Asset Purchase Agreement with InaVein LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and potential acquisition-related contingent consideration totaling up to $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and the remaining $0.4 million is payable in August 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts. We recorded $0.8 million of tangible assets, $1.1 million of intangible assets, $0.7 million of goodwill, and $0.1 million of assumed liabilities. The weighted-average amortization period for the acquired intangible assets as of August 31,

2013 was 6.7 years. The goodwill will be deductible for tax purposes over 15 years. Based upon stronger than expected sales to China, we recorded an increase in the contingent consideration of $0.2 million as a charge to general and administrative expense in the three months ended June 30, 2014. The liability related to the contingent consideration is $0.3 million as of June 30, 2014.

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

Tag Medical Pty Ltd Distribution Agreement

In October 2013, we entered into a definitive agreement with Tag Medical Pty Ltd (Tag) to terminate its distribution of our products in Australia and to acquire certain assets and rights from Tag effective as of January 1, 2014 for $0.2 million. The purchase price is due in three installments with payments made in November 2013 and January 2014 with the final payment due in December 2014. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transaction. The weighted-average amortization period for these intangibles as of December 31, 2013 was 4.8 years.

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

5.	Goodwill and Other Intangibles

There were no changes in the goodwill carrying amount of $15.0 million during the six months ended June 30, 2014.

The components of our identifiable intangible assets were as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Patents	$5,686	$2,416	$3,270	$5,679	$1,932	$3,747
Trademarks and technology licenses	1,414	1,005	409	1,414	935	479
Customer relationships	2,832	1,665	1,167	2,835	1,441	1,394
Other intangible assets	971	567	404	971	447	524

Total identifiable intangible assets	$10,903	$5,653	$5,250	$10,899	$4,755	$6,144

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of June 30, 2014 is 7.2 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)

Amortization expense	$340	$272	$739	$534

Estimated amortization expense for the remainder of 2014 and each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018	2019
	(in thousands)

Amortization expense	$659	$992	$853	$608	$493	$383

During the three months ended June 30, 2014, we recognized an impairment charge of $0.2 million upon the termination of our non-occlusive modeling catheter product line. Additionally, we recognized a $0.3 million charge to cost of sales related to the non-occlusive modeling catheter inventory.

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Compensation and related taxes	$3,394	$4,710
Income and other taxes	1,027	885
Professional fees	617	428
Restructuring charges	248	—
Other	1,674	1,970

Total	$6,960	$7,993

7.	Restructuring

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

In April 2014, we committed to an additional reduction in force of approximately 7 employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense for the three months ended June 30, 2014.

The components of our restructuring charges are as follows:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(in thousands)
Severance	$89	$473
Other	—	19

Total	$89	$492

Activity related to accrued restructuring costs is as follows:

Six months ended June 30, 2014
(in thousands)
Balance at beginning of year	$—
Plus:
Current year restructuring costs	492
Less:
Payment of employee severance costs	225
Payment of other expenses	19

Balance at end of period	$248

8.	Commitments and Contingencies

Purchase Commitments

As of June 30, 2014, as part of our normal course of business, we have purchase commitments to purchase $3.7 million of inventory through 2015.

9.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Germany, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended June 30, 2014		Six months ended June 30, 2014
	2014	2013	2014	2013
	(in thousands)
United States	$10,615	$9,579	$20,616	$19,314
Germany	1,882	1,802	3,762	3,361
Japan	567	610	1,123	1,169
Other countries	5,097	3,960	9,414	7,489

Net Sales	$18,161	$15,951	$34,915	$31,333

10.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock option awards	$195	$176	$393	$344
Restricted stock units	70	102	150	211

Total share-based compensation	$265	$278	$543	$555

We have computed the fair values of employee stock options for option grants issued during the six months ended June 30, 2014 using the Black-Scholes option model with the following assumptions:

2014
Dividend yield	1.8%
Volatility	30.2%
Risk-free interest rate	1.2%
Weighted average expected option term (in years)	4.3
Weighted average fair value per share of options granted	$1.75

We did not issue option grants in the six months ended June 30, 2013. We did not issue restricted stock unit grants in the six months ended June 30, 2014 and 2013.

We issued approximately 34,000 and 56,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the six months ended June 30, 2014 and 2013, respectively.

11.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$1,272	$889	$1,065	$1,735

Weighted average shares outstanding	16,113	15,250	15,852	15,234

Basic earnings per share	$0.08	$0.06	$0.07	$0.11

Diluted:
Net income available for common stockholders	$1,272	$889	$1,065	$1,735

Weighted-average shares outstanding	16,113	15,250	15,852	15,234
Common stock equivalents, if diluted	432	451	438	442

Shares used in computing diluted earnings per common share	16,545	15,701	16,290	15,676

Diluted earnings per share	$0.08	$0.06	$0.07	$0.11

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	182	423	177	462

12.	Stockholders’ Equity

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We expect to use the net proceeds from the offering for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, deferred payments related to prior acquisitions, and to fund potential future acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On July 24, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on September 4, 2014 to stockholders of record at the close of business on August 21, 2014, which will total approximately $0.6 million.

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

13.	Supplemental Cash Flow Information

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash paid (refunded) for income taxes, net	$694	$201

14.	Fair Value Measurements

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

As of June 30, 2014, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $18.3 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2014.

As discussed in Note 4, we have contingent liabilities related to the acquisition of InaVein LLC that are remeasured each reporting period using Level 3 techniques based on an assessment of the probability that we will be required to make such future payment. Based upon stronger than expected sales to China, we recorded an increase in the contingent consideration of $0.2 million as a charge to general and administrative expense. The following table provides a roll-forward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

	Three months ended June 30,	Six months ended June 30,
	2014	2014
Beginning balance	$99	$99

Additions	229	229
Change in fair value included in earnings	—	—

Ending Balance	$328	$328

15.	Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the six months ended June 30, 2014 and 2013, respectively.

	Six months ended June 30,
	2014	2013
Beginning balance	$(253)	$(433)

Other comprehensive income (loss) before reclassifications	3	(220)
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income (loss)	3	(220)

Ending Balance	$(250)	$(653)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $3 to $4 billion, within which our core product lines address roughly $800 million. We have grown our business by using a three-pronged strategy: competing in niche markets, directing our sales efforts towards the vascular surgeon, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development efforts. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, and powered phlebectomy devices.

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

We sell our products primarily through a direct sales force. As of June 30, 2014 our sales force was comprised of 83 sales representatives in North America, Europe, Japan, and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; and Tullamarine, Australia. For the six months ended June 30, 2014, approximately 92% of our net sales were generated in markets in which we employ direct sales representatives.

In recent years we have experienced comparatively greater success in niche product markets characterized by low or limited competition, for example the markets for biologic patches and valvulotome devices. In the biologic patch market, we believe that we have been able to increase market share and increase selling prices. In the valvulotome market, we believe that we have been able to increase selling prices without compromising market share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced comparatively lesser success in highly competitive product markets such as polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive markets.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In October 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc, Inc. for $4.6 million, having previously been an exclusive distributor of the XenoSure biologic vascular patch since 2009.

•	In July 2013, we acquired substantially all of the assets of Clinical Instruments International, Inc. (Clinical Instruments), a manufacturer of latex and latex free shunts and catheters, for $1.1 million.

•	In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus potential contingent consideration totaling up to $1.4 million in 2014 and 2015, dependent on the sales performance of the acquired business and the timing of regulatory approval in China.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In April 2013, we launched the MultiTASC device.

•	In May 2013, we launched the 1.5mm Expandable LeMaitre Valvulotome.

•	In June 2013, we launched the AlboSure vascular patch.

•	In June 2014, we launched the 1.5mm Hydro LeMaitre Valvulotome.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, MA facilities. Our most recent manufacturing transitions included:

•	In November 2012, we initiated a project to build a clean room for the manufacturing of our biologic vascular patch and we completed this transition in the second quarter of 2014. The margins on our biologic vascular patch were negatively impacted as we commenced production, although we expect margins to improve as we ramp production quantities. There can, however, be no assurance that these results will be achieved. Further, the production of the biologic vascular patch is our first experience in manufacturing a biological device, and there can be no assurance that we will not experience delays or additional expenses as we continue to increase production.

•	In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. In March, we closed the Clinical Instruments facility and completed the transfer of manufacturing to our Burlington facility during the second quarter.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in the six months ended June 30, 2014, we incurred $0.5 million of restructuring charges related to reductions in force and our Clinical Instruments facility closure and relocation.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2014, approximately 39% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our translation risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require comparatively more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

Results of Operations

Comparison of the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)	2014	2013	Percent change	2014	2013	Percent change
	($ in thousands)
Net sales	$18,161	$15,951	14%	$34,915	$31,333	11%

Net sales by geography:
Americas	$11,123	$10,154	10%	$21,464	$20,246	6%
International	7,038	5,797	21%	13,451	11,087	21%

Total	$18,161	$15,951	14%	$34,915	$31,333	11%

Net sales. Net sales increased 14% to $18.2 million for the three months ended June 30, 2014, compared to $16.0 million for the three months ended June 30, 2013. Sales increases for the three months ended June 30, 2014 were primarily driven by sales of our recently acquired powered phlebectomy device of $1.0 million and increased sales in biologic vascular patches of $0.5 million, catheters of $0.3 million, shunts of $0.2 million and vessel closure systems of $0.1 million, and were partially offset by decreased sales of radiopaque tape of $0.1 million. The Clinical Instruments and InaVein acquisitions contributed $1.1 million of sales during the three months ended June 30, 2014.

Net sales increased 11% to $34.9 million for the six months ended June 30, 2014, compared to $31.3 million for the six months ended June 30, 2013. Sales increases for the six months ended June 30, 2014 were primarily driven by sales of our recently acquired powered phlebectomy device of $1.5 million and increased sales of biologic vascular patches of $1.2 million, catheters of $0.5 million, and valvulotomes of $0.4 million, and were partially offset by decreased sales of vessel closure systems of $0.2 million and remote endarterectomy devices of $0.2 million. The Clinical Instruments and InaVein acquisitions contributed $1.7 million of sales during the six months ended June 30, 2014.

Direct-to-hospital net sales were 92% for the six months ended June 30, 2014, versus 93% for the six months ended June 30, 2013. The reduction was primarily driven by sales to distributors in China and other export markets.

Net sales by geography. Net sales in the Americas increased $1.0 million for the three months ended June 30, 2014 while net sales in the Americas increased $1.2 million for the six months ended June 30, 2014. The increase was primarily driven by powered phlebectomy devices, biologic vascular patches, and catheters and was partially offset by decreased sales of radiopaque tape. International net sales increased $1.2 million and $2.4 million for the three and six months ended June 30, 2014, respectively. The increase was primarily driven by increased sales in biologic vascular patches, powered phlebectomy device sales to China, catheters, and shunts.

	Three months ended June 30,					Six months ended June 30,
(unaudited)	2014	2013	$ Change		Percent change	2014	2013	$ Change		Percent change
	($ in thousands)					($ in thousands)
Gross profit	$12,376	$11,237	$1,139		10%	$23,600	$22,443	$1,157		5%

Gross margin	68.1%	70.4%		*	(2.3%)	67.6%	71.6%		*	(4.0%)

*	Not applicable

Gross Profit. Gross profit increased $1.1 million to $12.4 million for the three months ended June 30, 2014, while gross margin decreased 2.3% to 68.1% in the period. The gross margin decrease was largely driven by manufacturing cost increases, unfavorable product and geographic mix, and a one-time benefit related to a correction of an inventory valuation error recorded in the second quarter of 2013. These decreases were partially offset by higher average selling prices across all product lines and the completion of the biologic vascular patch manufacturing transition in the second quarter of 2014. The gross profit increase was a result of higher sales.

Gross profit increased $1.2 million to $23.6 million for the six months ended June 30, 2014, while gross margin decreased 4.0% to 67.6% in the period. The gross margin decrease was largely driven by manufacturing cost increases, unfavorable product and geographic mix, costs associated with the newly acquired Clinical Instruments facility, and a one-time benefit related to a correction of an inventory valuation error recorded in the second quarter of 2013. These decreases were partially offset by higher average selling prices across all product lines and lower the start-up costs associated with our biologic vascular patch. The gross profit increase was a result of higher sales.

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2014	2013	$ Change	Percent change	2014	2013	$ Change	Percent change
	($ in thousands)
Sales and marketing	$5,537	$5,305	$232	4%	$11,766	$11,073	$693	6%
General and administrative	3,296	3,067	229	7%	6,611	5,949	662	11%
Research and development	1,137	1,268	(131)	(10%)	2,481	2,541	(60)	(2%)
Medical device excise tax	176	150	26	17%	340	310	30	10%
Restructuring charges	89	—	89	*	492	—	492	*
Impairment charges	161	—	161	*	161	—	161	*

Total	$10,396	$9,790	$606	6%	$21,851	$19,873	$1,978	10%

	Three months ended June 30,			Six months ended June 30,
	2014 % of Net Sales	2013 % of Net Sales	Change	2014 % of Net Sales	2013 % of Net Sales	Change

Sales and marketing	30%	33%	(3%)	34%	35%	(1%)
General and administrative	18%	19%	(1%)	19%	19%	0%
Research and development	6%	8%	(2%)	7%	8%	(1%)
Medical device excise tax	1%	1%	0%	1%	1%	0%
Restructuring charges	0%	0%	0%	1%	0%	1%
Impairment charges	1%	0%	1%	0%	0%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2014, sales and marketing expense increased 4% to $5.5 million. Selling expense increased $0.2 million while marketing expense remained flat. Selling expense increases were driven by increased compensation and other personnel related costs of $0.3 million, partly due to additional sales personnel in Norway and Australia. As a percentage of net sales, sales and marketing expense was 30% in the three months ended June 30, 2014.

For the six months ended June 30, 2014, sales and marketing expense increased by 6% to $11.8 million. Selling expense increased $0.5 million while marketing expense increased by $0.1 million. Selling expense increases were driven by increased compensation and other personnel related costs of $0.6 million, partly due to additional sales personnel in Norway and Australia, and were partially offset by lower sales meetings and related costs of $0.1 million. Marketing expense increases were largely driven by increased compensation expenses of $0.1 million. As a percentage of net sales, sales and marketing expense was 34% in the six months ended June 30, 2014.

General and administrative. For the three months ended June 30, 2014, general and administrative expense increased 7% to $3.3 million. The general and administrative expense increases were driven by increased professional services costs of $0.3 million, an increase in the estimated contingent consideration related to the InaVein acquisition of $0.2 million, and increased intangible amortization of $0.1 million and were partially offset by lower compensation and travel costs. As a percentage of net sales, general and administrative expense was 18% in the three months ended June 30, 2014.

For the six months ended June 30, 2014, general and administrative expense increased 11% to $6.6 million. The increase was mainly driven by increased professional services costs of $0.4 million, increased intangibles amortization of $0.2 million, and an increase in the estimated contingent consideration related to the InaVein acquisition of $0.2 million, and were partially offset by decreases in compensation related costs of $ 0.1 million. As a percentage of net sales, general and administrative expense was 19% in the six months ended June 30, 2014.

Research and development. For the three months ended June 30, 2014, research and development expense decreased 10% to $1.1 million. Product development expense decreased $0.2 million primarily due to decreased product testing costs. Clinical and regulatory expenses remained flat. As a percentage of net sales, research and development expense was 6% for the three months ended June 30, 2014.

For the six months ended June 30, 2014, research and development expense decreased 2% to $2.5 million. Product development expense decreased $0.2 million primarily due to decreased product testing costs. Clinical and regulatory expense increased $0.1 million mainly due to increased costs related to regulatory submissions in geographies such as China and Australia which were partially offset by lower compensation expense. As a percentage of net sales, research and development expense was 7% for the six months ended June 30, 2014.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our recently acquired Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014. In April 2014, we committed to an additional reduction in force of approximately 7 employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense for the three months ended June 30, 2014.

Impairment charges. During the three months ended June 30, 2014, we recognized an intangible asset impairment charge of $0.2 million upon the terminaton of our non-occlusive modeling catheter product line.

Medical device excise tax. The medical device excise tax was $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Foreign exchange gains / losses. Foreign exchange losses were $22,000 and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

Income tax expense. We recorded a provision for taxes of $0.7 million on pre-tax income of $2.0 million for the three months ended June 30, 2014, compared to $0.5 million on pre-tax income of $1.4 million for the three months ended June 30, 2013. We recorded a provision for taxes of $0.7 million on pre-tax income of $1.7 million for the six months ended June 30, 2014, compared to $0.7 million on a pre-tax income of $2.4 million for the six months ended June 30, 2013. Our 2014 provision was based on the estimated annual effective tax rate of 36.9%, comprised of estimated federal and state income taxes of approximately $1.8 million, as well as foreign income taxes of $0.4 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities, and discrete items related to certain foreign branch losses previously not deductible and the release of a valuation allowance on certain foreign loss carryforwards. Our 2013 provision was based on the estimated annual effective tax rate of 35.0%, comprised of estimated federal and state income taxes of approximately $1.6 million, as well as foreign income taxes of $0.3 million. Our 2013 income tax expense varied from the statutory rate amounts mainly due to a discrete item related to a $0.1 million research and development tax credit earned in 2012 but enacted into law in 2013, lower statutory rates from our foreign entities, offset by certain permanent items. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of June 30, 2014, we will continue to carry a valuation allowance against $0.9 million of deferred tax assets, principally foreign net operating loss carry-forwards and state research and development credits, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate in 2014 will be higher than our effective tax rate in 2013. We will not be able to generate Federal research and development tax credits in 2014 unless legislation is enacted.

Liquidity and Capital Resources

At June 30, 2014, our cash and cash equivalents were $23.5 million as compared to $14.7 million at December 31, 2013. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offering and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $1.7 million for the six months ended June 30, 2014. For the year ended December 31, 2013, we recognized operating income of $4.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We expect to use the net proceeds from the offering for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, deferred payments related to prior acquisitions, and to fund potential future acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On July 24, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on September 4, 2014 to stockholders of record at the close of business on August 21, 2014, which will total approximately $0.6 million.

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

Cash Flows

	Six months ended June 30,
	(in thousands)
	2014	2013	Net Change
Cash and cash equivalents	$23,512	$14,910	$8,602

Cash flows provided by (used in):
Operating activities	$(66)	$1,641	$(1,707)
Investing activities	(749)	(2,289)	1,540
Financing activities	9,610	(826)	10,436

Net cash used in operating activities. Net cash used in operating activities was $0.1 million for the six months ended June 30, 2014, and consisted of a $1.0 million net income, adjusted for non-cash items of $3.0 million (including depreciation and amortization of $1.6 million, stock-based compensation of $0.5 million, provision for inventory write-offs of $0.4 million, increases in accrued contingent consideration of $0.2 million and impairment charges of $0.2 million) and was offset by changes in working capital of $4.1 million. The net cash used by changes in working capital was driven by increases in inventory of $2.1 million, primarily related to powered phlebectomy devices and biologic vascular patches and accounts receivable of $0.8 million, and decreases in accounts payable and other liabilities of $1.2 million.

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

Net cash used in investing activities. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2014. This was primarily driven by the purchase of property and equipment of $0.5 million and distributor buyout payments of $0.2 million.

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2013. This was primarily driven by the purchase of property and equipment of $2.1 million of which $0.9 million related to facility buildout and manufacturing equipment associated with our XenoSure biologic patch.

Net cash provided by financing activities. Net cash provided by financing activities was $9.6 million for the six months ended June 30, 2014, driven primarily by proceeds from our secondary stock offering of $10.5 million and partially offset by payments of common stock dividends of $1.1 million.

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2013, driven primarily by payment of common stock dividends of $0.9 million which were partially offset by proceeds from stock option exercises of $0.2 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of June 30, 2014:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$8,322	$1,198	$1,897	$1,561	$3,666
Purchase commitments for inventory	3,687	3,433	254	—	—

Total contractual obligations	$12,009	$4,631	$2,151	$1,561	$3,666

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2016; our Milan, Italy office, expiring in 2016; our Madrid, Spain office, expiring in 2017; and our Tullamarine, Australia office, expiring in 2017. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There has been no material changes in our critical accounting policies during the six months ended June 30, 2014. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are assessing the new standard and have not yet determined the impact on our results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2014, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, product liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 7, 2014, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
April 1, 2014 through April 30, 2014	762	$7.96	N/A	N/A
May 1, 2014 through May 31, 2014	—	$—	N/A	N/A
June 1, 2014 through June 30, 2014	—	$—	N/A	N/A

Total	762	$7.96	N/A	N/A

(1)	For the three months ended June 30, 2014, we repurchased 762 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Underwriting Agreement dated as of May 30, 2014, among LeMaitre Vascular, Inc., Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Amendment No. 4 to Purchase Option Agreement dated April 11, 2014 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2014.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

1.1	Underwriting Agreement dated as of May 30, 2014, among LeMaitre Vascular, Inc., Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Amendment No. 4 to Purchase Option Agreement dated April 11, 2014 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.