Form 10-Q
period 2014-09-30
LEMAITRE VASCULAR INC
filed 2014-11-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had 17,371,225 shares of common stock, $.01 par value per share, outstanding as of October 30, 2014.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$18,354	$14,711
Accounts receivable, net of allowances of $243 at September 30, 2014 and $263 at December 31, 2013	10,590	10,590
Inventory	16,925	13,255
Prepaid expenses and other current assets	3,565	3,169

Total current assets	49,434	41,725
Property and equipment, net	7,196	5,810
Goodwill	17,441	15,031
Other intangibles, net	7,635	6,144
Deferred tax assets	1,620	1,615
Other assets	174	167

Total assets	$83,500	$70,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,021	$1,235
Accrued expenses	8,670	7,993
Acquisition-related obligations	2,890	992

Total current liabilities	12,581	10,220
Deferred tax liabilities	3,400	3,461
Other long-term liabilities	400	249

Total liabilities	16,381	13,930
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 18,778,436 shares at September 30, 2014, and 16,959,330 shares at December 31, 2013	188	170
Additional paid-in capital	75,480	65,354
Retained earnings (accumulated deficit)	1,332	(667)
Accumulated other comprehensive loss	(1,628)	(253)
Treasury stock, at cost; 1,407,211 shares at September 30, 2014, and 1,380,119 shares at December 31, 2013	(8,253)	(8,042)

Total stockholders’ equity	67,119	56,562

Total liabilities and stockholders’ equity	$83,500	$70,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net sales	$17,501	$15,300	$52,416	$46,633
Cost of sales	5,498	4,584	16,813	13,474

Gross profit	12,003	10,716	35,603	33,159

Sales and marketing	5,091	5,205	16,857	16,278
General and administrative	3,765	3,282	10,376	9,231
Research and development	1,109	1,300	3,590	3,841
Medical device excise tax	178	153	518	463
Restructuring charges	8	—	500	—
Impairment charges	—	—	161	—

Total operating expenses	10,151	9,940	32,002	29,813

Income from operations	1,852	776	3,601	3,346

Other income (expense):
Interest income	1	1	2	4
Interest expense	(6)	(6)	(6)	(18)
Foreign currency gain (loss)	52	14	30	(102)

Income before income taxes	1,899	785	3,627	3,230
Provision for income taxes	965	64	1,628	774

Net income	$934	$721	$1,999	$2,456

Earnings per share of common stock:
Basic	$0.05	$0.05	$0.12	$0.16

Diluted	$0.05	$0.05	$0.12	$0.16

Weighted-average shares outstanding:
Basic	17,348	15,339	16,358	15,262

Diluted	17,709	15,780	16,772	15,707

Cash dividends declared per common share	$0.035	$0.030	$0.105	$0.090

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$934	$721	$1,999	$2,456
Other comprehensive income:
Foreign currency translation adjustment, net	(1,378)	310	(1,375)	90

Total other comprehensive income (loss)	(1,378)	310	(1,375)	90

Comprehensive income (loss)	$(444)	$1,031	$624	$2,546

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2014	2013
	(in thousands)
Operating activities
Net income	$1,999	$2,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,422	1,974
Stock-based compensation	982	967
Fair value adjustments to contingent considerations	138	—
Impairment charges	161	—
Provision (recovery) of doubtful accounts	31	(51)
Provision for inventory write-downs	508	415
Excess tax benefits from stock-based compensation awards	(28)	—
Loss on disposal of property and equipment	4	37
Provision for deferred income taxes	—	13
Foreign currency transaction loss	2	83
Changes in operating assets and liabilities:
Accounts receivable	(194)	63
Inventory	(2,488)	(1,943)
Prepaid expenses and other assets	(403)	(255)
Accounts payable and other liabilities	(304)	273

Net cash provided by operating activities	2,830	4,032
Investing activities
Purchases of property and equipment	(774)	(2,438)
Payments related to acquisitions, net of cash acquired	(5,577)	(3,291)
Purchase of intellectual property	(9)	(141)

Net cash used in investing activities	(6,360)	(5,870)
Financing activities
Payments of long-term debt	(1,133)	—
Payment of deferred acquisition consideration	(366)	—
Proceeds from issuance of common stock	10,834	699
Purchase of treasury stock	(211)	(334)
Common stock cash dividend paid	(1,700)	(1,374)
Excess tax benefits from stock-based compensation awards	28	—

Net cash provided by (used in) financing activities	7,452	(1,009)
Effect of exchange rate changes on cash and cash equivalents	(279)	25

Net increase (decrease) in cash and cash equivalents	3,643	(2,822)
Cash and cash equivalents at beginning of period	14,711	16,448

Cash and cash equivalents at end of period	$18,354	$13,626

Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic patches, biologic grafts, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, angioscopes, and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, LeMaitre Vascular ULC, LeMaitre Vascular AS, LeMaitre Vascular Pty Ltd, and Xenotis Pty Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016, allows for either full retrospective or modified retrospective application, and early adoption is not permitted. We are assessing the new standard and which adoption method we will apply. We have not yet determined the impact on our results of operations.

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

Our 2014 income tax expense varies from the statutory rate mainly due to certain permanent items, lower statutory rates from a mix of our foreign entities, discrete items related to the reduction to uncertain tax positions due to the statute of limitation expiring and the release of a valuation allowance on certain foreign loss carryforwards. Our 2013 income tax expense varies from the statutory rate mainly due to discrete items related to a research and development tax credit earned in 2012, but enacted into law in January 2013, lower statutory rates from our foreign entities and certain permanent items.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2014, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $80,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2024. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2014
(in thousands)
Unrecognized tax benefits at the beginning of year	$111
Additions for tax positions of current year	44
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapses of the applicable statutes of limitations	(75)

Unrecognized tax benefits at the end of the period	$80

In October 2014, the German tax authority completed an audit of our German subsidiary for the tax years 2009 through 2012. In October 2014, the French tax authority completed an audit of our French subsidiary for the tax years 2011 through 2013. There were no material changes to our income tax liability as a result of these audits. We are not currently under audit in any other tax jurisdictions. As of September 30, 2014, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2011 and forward
Foreign	2004 and forward

3.	Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,921	$3,647
Work-in-process	3,460	2,949
Finished products	9,544	6,659

Total inventory	$16,925	$13,255

We held inventory on consignment of $0.8 million as of September 30, 2014 and $0.7 million as of December 31, 2013.

4.	Acquisition and Divestitures

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

Clinical Instruments International, Inc.

In July 2013, we entered into an asset purchase agreement with Clinical Instruments International, Inc. (Clinical Instruments) to acquire substantially all the assets of Clinical Instruments for $1.1 million. We paid $0.9 million at the closing and paid the remaining $0.2 million in October 2014. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property. We recorded $0.2 million of inventory, $0.3 million of intangible assets and $0.6 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of July 31, 2013 was 5.7 years. The goodwill will be deductible for tax purposes over 15 years.

InaVein LLC

In August 2013, we entered into an asset purchase agreement with InaVein LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and potential acquisition-related contingent consideration totaling up to $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and paid the remaining $0.4 million in September 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts. We recorded $0.8 million of tangible assets, $1.1 million of intangible assets, $0.7 million of goodwill, and $0.1 million of assumed liabilities. The weighted-average amortization period for the acquired intangible assets as of August 31, 2013 was 6.7 years. The goodwill will be deductible for tax purposes over 15 years. The first two milestones related to the potential acquisition-related contingent considerations were measured in August 2014. Based upon stronger than expected sales to China, we recorded an increase of $0.1 million in the contingent consideration dependent on the sales performance of the acquired business in the first year following the closing as a charge to general and administrative expense in the nine months ended September 30, 2014. The milestone related to the timing of the regulatory approval in China was not achieved. The final potential milestone payment is dependent on sales performance of the acquired business from August 2014 to August 2015. The contingent consideration liability related to the first sales performance milestone was $0.2 million as of September 30, 2014 and was paid in October 2014.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million is payable in August 2015. The net tangible asset purchase price adjustment is estimated at $0.2 million and is expected to be paid in the three months ending December 31, 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, a building, and intellectual property. Liabilities assumed include payables and debt.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated
Fair Value
(in thousands)
Current assets	$2,110
Property and equipment, net	2,054
Intangible assets	1,794
Goodwill	2,482

Total assets acquired	8,440

Total liabilities assumed	(1,731)

Purchase price	$6,709

Total liabilities assumed of $1.7 million include $1.1 million of assumed debt, which we paid in full in August 2014. The purchase accounting remains in process as we determine the final net tangible asset adjustment. If the amount varies from the estimate, we will adjust the goodwill balance accordingly.

The goodwill of $2.5 million will not be deductible for tax purposes. In addition, we acquired deferred tax assets of $2.4 million which consist primarily of net operating loss carry-forwards and capital loss carry-forwards. We recorded a full valuation allowance on these deferred tax assets.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)
Non-compete agreement	$135	5.0 years
Tradename	142	7.0 years
Technology	1,465	7.0 years
Customer relationships	52	7.0 years

Total intangible assets	$1,794

In September 2014, we entered into definitive agreements with five former Xenotis European based distributors to terminate their distribution of our Omniflow II vascular grafts for $1.2 million. We will pay approximately $1.2 million during the three months ending December 31, 2014 with the remainder due in 2015. We recorded $0.4 million of inventory and $0.8 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transactions. The weighted-average amortization period for the acquired intangible assets is 5.0 years.

AngioScope

In September 2014, we entered into an asset purchase agreement with Applied Medical Resource Corporation (Applied Medical) to acquire substantially all the assets related to Applied Medical’s angioscope product line for $0.4 million. We paid $0.3 million at closing and the remaining $0.1 million is payable in December 2015. We accounted for the acquisition as a business combination. Assets acquired include inventory, property and equipment, and intellectual property.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated
Fair Value
(in thousands)
Inventory	$26
Property and equipment, net	38
Intangible assets	276
Goodwill	80

Total assets acquired	420

Total liabilities assumed	—

Purchase price	$420

The goodwill of $0.1 million will be deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)
Non-compete agreement	$3	2.0 years
Tradename	28	7.0 years
Technology	163	7.0 years
Customer relationships	82	9.0 years

Total intangible assets	$276

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

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at beginning of year	$15,031
Additions for acquisitions	2,562
Effects of currency exchange	(152)

Balance at September 30, 2014	$17,441

Other intangibles consist of the following:

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Patents	$7,225	$2,589	$4,636	$5,679	$1,932	$3,747
Trademarks and technology licenses	1,575	1,044	531	1,414	935	479
Customer relationships	3,675	1,683	1,992	2,835	1,441	1,394
Other intangible assets	1,095	619	476	971	447	524

Total identifiable intangible assets	$13,570	$5,935	$7,635	$10,899	$4,755	$6,144

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of September 30, 2014 is 7.8 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)

Amortization expense	$359	$323	$1,098	$857

Estimated amortization expense for the remainder of 2014 and each of the five succeeding fiscal years is as follows:

	2014	2015	2016	2017	2018	2019
	(in thousands)

Amortization expense	$435	$1,434	$1,294	$1,049	$934	$773

During the three months ended June 30, 2014, we recognized an impairment charge of $0.2 million related to trademarks and technology upon the terminaton of our non-occlusive modeling catheter product line. Additionally, we recognized a $0.3 million charge to cost of sales related to the non-occlusive modeling catheter inventory.

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Compensation and related taxes	$4,519	$4,710
Income and other taxes	1,606	885
Professional fees	508	428
Restructuring charges	48	—
Other	1,894	1,970

Total	$8,575	$7,993

7.	Restructuring

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

The components of our restructuring charges are as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(in thousands)
Severance	$—	$473
Other	8	27

Total	$8	$500

Activity related to accrued restructuring costs is as follows:

Nine months ended September 30, 2014
(in thousands)
Balance at beginning of year	$—
Plus:
Current year restructuring costs	500
Less:
Payment of employee severance costs	425
Payment of other expenses	27

Balance at end of period	$48

8.	Commitments and Contingencies

Purchase Commitments

As of September 30, 2014, as part of our normal course of business, we have purchase commitments to purchase $3.1 million of inventory through 2016.

9.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Germany, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	2014	2013	2014	2013
	(in thousands)
United States	$10,605	$9,506	$31,221	$28,820
Germany	1,789	1,805	5,551	5,166
Japan	581	609	1,704	1,779
Other countries	4,526	3,380	13,940	10,868

Net Sales	$17,501	$15,300	$52,416	$46,633

10.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock option awards	$294	$252	$687	$596
Restricted stock units	145	160	295	371

Total share-based compensation	$439	$412	$982	$967

We have computed the fair values of employee stock options for option grants issued during the nine months ended September 30, 2014 and 2013 using the Black-Scholes option model with the following assumptions:

	2014	2013
Dividend yield	1.8%	1.8%
Volatility	45.2%	57.9%
Risk-free interest rate	2.0%	1.6%
Weighted average expected option term (in years)	5.5	5.6
Weighted average fair value per share of options granted	$2.81	$3.00

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2014 was $7.87. The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2013 was $6.67.

We issued approximately 175,000 and 255,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the nine months ended September 30, 2014 and 2013, respectively.

11.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$934	$721	$1,999	$2,456

Weighted average shares outstanding	17,348	15,339	16,358	15,262

Basic earnings per share	$0.05	$0.05	$0.12	$0.16

Diluted:
Net income available for common stockholders	$934	$721	$1,999	$2,456

Weighted-average shares outstanding	17,348	15,339	16,358	15,262
Common stock equivalents, if diluted	361	441	414	445

Shares used in computing diluted earnings per common share	17,709	15,780	16,772	15,707

Diluted earnings per share	$0.05	$0.05	$0.12	$0.16

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	356	395	228	438

12.	Stockholders’ Equity

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed a portion of the net proceeds from the offering on our recent acquisitions and expect to use the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, deferred payments related to prior acquisitions, and to fund acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On October 23, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on December 4, 2014 to stockholders of record at the close of business on November 20, 2014, which will total approximately $0.6 million.

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

13.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash paid for income taxes, net	$1,276	$755
Common stock repurchased for RSU tax withholdings	$211	$246

14.	Fair Value Measurements

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

As of September 30, 2014, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $12.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2014.

As discussed in Note 4, we have contingent liabilities related to the acquisition of InaVein LLC that are remeasured each reporting period using Level 3 techniques based on an assessment of the probability that we will be required to make such future payment. Based upon stronger than expected sales to China, we recorded an increase in the contingent consideration of $0.1 million as a charge to general and administrative expense in the nine months ended September 30, 2014. The following table provides a roll-forward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Nine months ended September 30,
2014
Beginning balance	$99

Additions (reductions)	—
Change in fair value included in earnings	138

Ending Balance	$237

15.	Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the nine months ended September 30, 2014 and 2013, respectively.

	Nine months ended September 30,
	2014	2013
Beginning balance	$(253)	$(433)

Other comprehensive income (loss) before reclassifications	(1,375)	90
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income (loss)	(1,375)	90

Ending Balance	$(1,628)	$(343)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risk and uncertainties include, but are not limited to: the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the risk that the Company may not realize the expected benefits from its cost-cutting measures undertaken in February and April 2014; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to product demand and market acceptance of the Company’s products; the risk that the XenoSure product is not as accretive and does not achieve the gross margins currently anticipated by the Company; the risk that the Company experiences increased expense, production delays or quality difficulties in increasing the production of our XenoSure manufacturing operations; risks related to attracting, training and retaining sales representatives and other employees in new markets such as Australia and Norway; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

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

LeMaitre, AlboSure, MultiTASC, Omniflow, and XenoSure are registered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, biologic vascular grafts and powered phlebectomy devices.

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

We sell our products primarily through a direct sales force. As of September 30, 2014 our sales force was comprised of 81 sales representatives in North America, Europe, Japan, and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. For the nine months ended September 30, 2014, approximately 92% of our net sales were generated in markets in which we employ direct sales representatives.

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

Because we believe that direct-to-hospital sales engender closer customer relationships and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	In March 2013, we began shipping directly to Canadian hospitals from our sales office in Mississauga, Canada.

•	In October 2013, we terminated our existing distribution agreements in Norway and Australia in order to sell directly to hospitals in each country beginning January 2014. The agreements required us to pay approximately $0.4 million in exchange for the purchase of their customer list for our products and minimal inventory.

•	In September 2014, we entered into definitive agreements with five former Xenotis European based distributors to terminate their distribution of our Omniflow II vascular grafts. The agreements required us to pay approximately $1.2 million in exchange for the purchase of their customer list for our products and inventory.

In August 2014, we opened an office in China which will result in increased general and administrative expenses during the three months ending December 31, 2014. We anticipate that the expansion of our direct sales organizations in Norway and Australia will result in increased sales and marketing expenses during 2014. We anticipate that the acquisitions of the Omniflow II vascular grafts and angioscope product lines will provide approximately $0.5 million of revenues during the three months ending December 31, 2014. We anticipate that these product lines to negatively impact our gross margin.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In October 2012, we acquired the manufacturing and distribution rights of the XenoSure biologic vascular patch from Neovasc, Inc. for $4.6 million, having previously been an exclusive distributor of the XenoSure biologic vascular patch since 2009.

•	In July 2013, we acquired substantially all of the assets of Clinical Instruments International, Inc. (Clinical Instruments), a manufacturer of latex and latex free shunts and catheters, for $1.1 million.

•	In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus potential contingent consideration totaling up to $1.4 million in 2014 and 2015, dependent on the sales performance of the acquired business and the timing of regulatory approval in China. In October 2014, we paid $0.2 million related to the 2014 sales milestone. We did not achieve the milestone related to the timing to regulatory approval in China.

•	In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all the assets related to the Angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, MA facilities. Our most recent manufacturing transitions included:

•	In November 2012, we initiated a project to build a clean room for the manufacturing of our biologic vascular patch and we completed this transition in the second quarter of 2014. The margins on our biologic vascular patch were negatively impacted as we commenced production, although margins have improved as we continue to ramp production quantities.

•	In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. In March, we closed the Clinical Instruments facility and completed the transfer of manufacturing to our Burlington facility during the second quarter.

•	We expect to maintain the manufacturing operations of the recently acquired North Melbourne, Australia facility.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in the nine months ended September 30, 2014, we incurred $0.5 million of restructuring charges related to reductions in force and our Clinical Instruments facility closure and relocation.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2014, approximately 38% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our translation risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require comparatively more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect.

Results of Operations

Comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2014	2013	change	2014	2013	change
	($ in thousands)
Net sales	$17,501	$15,300	14%	$52,416	$46,633	12%

Net sales by geography:
Americas	$11,102	$9,889	12%	$32,566	$30,135	8%
International	6,399	5,411	18%	19,850	16,498	20%

Total	$17,501	$15,300	14%	$52,416	$46,633	12%

Net sales. Net sales increased 14% to $17.5 million for the three months ended September 30, 2014, compared to $15.3 million for the three months ended September 30, 2013. Sales increases for the three months ended September 30, 2014 were primarily driven by increased sales of our biologic vascular patches of $0.5 million, valvulotomes of $0.5 million, shunts of $0.5 million, and powered phlebectomy device of $0.3 million, and were partially offset by decreased sales of vessel closure systems of $0.1 million and radiopaque tape of $0.1 million. Our biologic vascular graft, acquired from Xenotis, contributed $0.2 million of sales during the three months ended September 30, 2014.

Net sales increased 12% to $52.4 million for the nine months ended September 30, 2014, compared to $46.6 million for the nine months ended September 30, 2013. Sales increases for the nine months ended September 30, 2014 were primarily driven by sales of our recently acquired powered phlebectomy device of $1.7 million and increased sales of biologic vascular patches of $1.7 million, valvulotomes of $0.9 million, catheters of $0.7 million, and shunts of $0.6 million, and were partially offset by decreased sales of vessel closure systems of $0.3 million, remote endarterectomy devices of $0.1 million, and radiopaque tape of $0.1 million. The Clinical Instruments, InaVein, and Xenotis acquisitions contributed $2.2 million of sales growth during the nine months ended September 30, 2014.

Direct-to-hospital net sales were 92% for the nine months ended September 30, 2014, versus 93% for the nine months ended September 30, 2013. The reduction was primarily driven by sales to distributors in China and other export markets.

Net sales by geography. Net sales in the Americas increased $1.2 million for the three months ended September 30, 2014 while net sales in the Americas increased $2.4 million for the nine months ended September 30, 2014. The increase was primarily driven by powered phlebectomy devices, biologic vascular patches, valvulotomes, and catheters and was partially offset by decreased sales of vessel closure systems. International net sales increased $1.0 million and $3.4 million for the three and nine months ended September 30, 2014, respectively. The increase was primarily driven by increased sales in biologic vascular patches, powered phlebectomy device sales to China, catheters, and shunts.

	Three months ended September 30,					Nine months ended September 30,
(unaudited)					Percent					Percent
	2014	2013	$ Change		change	2014	2013	$ Change		change
	($ in thousands)
Gross profit	$12,003	$10,716	$1,287		12%	$35,603	$33,159	$2,444		7%

Gross margin	68.6%	70.0%		*	(1.4%)	67.9%	71.1%		*	(3.2%)

*	Not applicable

Gross Profit. Gross profit increased $1.3 million to $12.0 million for the three months ended September 30, 2014, while gross margin decreased 1.4% to 68.6% in the period. The gross margin decrease was largely driven by unfavorable product and geographic mix and certain manufacturing cost increases. These decreases were partially offset by higher average selling prices across all product lines and the completion of the biologic vascular patch manufacturing transition in the second quarter of 2014. The gross profit increase was a result of higher sales.

Gross profit increased $2.4 million to $35.6 million for the nine months ended September 30, 2014, while gross margin decreased 3.2% to 67.9% in the period. The gross margin decrease was largely driven by unfavorable product and geographic mix, certain manufacturing cost increases, and a one-time benefit related to a correction of an inventory valuation error recorded in the second quarter of 2013. These decreases were partially offset by higher average selling prices across all product lines and the completion of the biologic vascular patch manufacturing transition in the second quarter of 2014. The gross profit increase was a result of higher sales.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2014	2013	$ Change	change	2014	2013	$ Change	change
	($ in thousands)
Sales and marketing	$5,091	$5,205	$(114)	(2%)	$16,857	$16,278	$579	4%
General and administrative	3,765	3,282	483	15%	10,376	9,231	1,145	12%
Research and development	1,109	1,300	(191)	(15%)	3,590	3,841	(251)	(7%)
Medical device excise tax	178	153	25	16%	518	463	55	12%
Restructuring charges	8	—	8	*	500	—	500	*
Impairment charges	—	—	—	*	161	—	161	*

Total	$10,151	$9,940	$211	2%	$32,002	$29,813	$2,189	7%

	Three months ended September 30,			Nine months ended September 30,
	2014 % of Net Sales	2013 % of Net Sales	Change	2014 % of Net Sales	2013 % of Net Sales	Change

Sales and marketing	29%	34%	(5%)	32%	35%	(3%)
General and administrative	22%	21%	1%	20%	20%	0%
Research and development	6%	8%	(2%)	7%	8%	(1%)
Medical device excise tax	1%	1%	0%	1%	1%	(0%)
Restructuring charges	0%	0%	0%	1%	0%	1%
Impairment charges	0%	0%	0%	0%	0%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2014, sales and marketing expense decreased 2% to $5.1 million. Selling expense decreased $0.1 million while marketing expense remained flat. Selling expense decreases were driven by decreased travel related costs of $0.1 million and were partly offset by start-up costs associated with our Chinese sales office. As a percentage of net sales, sales and marketing expense was 29% in the three months ended September 30, 2014.

For the nine months ended September 30, 2014, sales and marketing expense increased by 4% to $16.9 million. Selling expense increased $0.5 million while marketing expense increased by $0.1 million. Selling expense increases were driven by increased compensation and other personnel related costs of $0.6 million, partly due to additional sales personnel in Norway and Australia, and start-up costs associated with our Chinese sales office, and were partially offset by lower travel and sales meetings and related costs of $0.2 million. Marketing expense increases were largely driven by increased compensation expenses of $0.1 million. As a percentage of net sales, sales and marketing expense was 32% in the nine months ended September 30, 2014.

General and administrative. For the three months ended September 30, 2014, general and administrative expense increased 15% to $3.8 million. The general and administrative expense increases were driven by increased acquisition related expenses of $0.3 million and compensation related costs of $0.2 million, and were partially offset by a decrease in the estimated contingent consideration related to the InaVein acquisition of $0.1 million. As a percentage of net sales, general and administrative expense was 22% in the three months ended September 30, 2014.

For the nine months ended September 30, 2014, general and administrative expense increased 12% to $10.4 million. The increase was mainly driven by increased acquisition related expenses of $0.4 million, increased intangibles amortization of $0.2 million, increased professional services costs of $0.2 million, and an increase in the estimated contingent consideration related to the InaVein acquisition of $0.1 million, and were partially offset by decreases in travel related costs of $ 0.1 million. As a percentage of net sales, general and administrative expense was 20% in the nine months ended September 30, 2014.

Research and development. For the three months ended September 30, 2014, research and development expense decreased 15% to $1.1 million. Product development expense decreased $0.1 million primarily due to decreased product testing costs. Clinical and regulatory expenses decreased $0.1 million primarily due to compensation related expenses. As a percentage of net sales, research and development expense was 6% for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, research and development expense decreased 7% to $3.6 million. Product development expense decreased $0.3 million primarily due to decreased product testing costs. Clinical and regulatory expense remained flat with increased costs related to regulatory submissions in geographies such as China and Australia offset by lower compensation expense. As a percentage of net sales, research and development expense was 7% for the nine months ended September 30, 2014.

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

Impairment charges. During the nine months ended September 30, 2014, we recognized an intangible asset impairment charge of $0.2 million upon the termination of our non-occlusive modeling catheter product line.

Medical device excise tax. The medical device excise tax was $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Income tax expense. We recorded a provision for taxes of $1.0 million on pre-tax income of $1.9 million for the three months ended September 30, 2014, compared to $0.1 million on pre-tax income of $0.8 million for the three months ended September 30, 2013. We recorded a provision for taxes of $1.6 million on pre-tax income of $3.6 million for the nine months ended September 30, 2014, compared to $0.8 million on a pre-tax income of $3.3 million for the nine months ended September 30, 2013. Our 2014 provision was based on the estimated annual effective tax rate of 38.7%, comprised of estimated federal and state income taxes of approximately $2.4 million, as well as foreign income taxes of $0.3 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities, and discrete items primarily related to the recognition of $0.1 million of uncertain tax positions as a result of the lapse in the statute of limitations. Our 2013 provision was based on the estimated annual effective tax rate of 30.8%, comprised of estimated federal and state income taxes of approximately $1.5 million, as well as foreign income taxes of $0.2 million. Our 2013 income tax expense varied from the statutory rate amounts mainly due to a discrete item related to a $0.1 million research and development tax credit earned in 2012 but enacted into law in 2013, lower statutory rates from our foreign entities, offset by certain permanent items. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of September 30, 2014, we will carry a valuation allowance against $3.3 million of deferred tax assets, of which $0.9 million relates to deferred tax assets that existed prior to the Xenotis acquisition, principally foreign net operating loss carry-forwards and state research and development credits, and an additional $2.4 million as a result of the Xenotis acquisition. Based on the available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate in 2014 will be higher than our effective tax rate in 2013. We will not be able to generate Federal research and development tax credits in 2014 unless legislation is enacted.

Liquidity and Capital Resources

At September 30, 2014, our cash and cash equivalents were $18.4 million as compared to $14.7 million at December 31, 2013. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offering and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $3.6 million for the nine months ended September 30, 2014. For the year ended December 31, 2013, we recognized operating income of $4.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future payments associated with the acquisitions of Xenotis;

•	payments associated with U.S income and other taxes, such as the medical device tax;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed a portion of the net proceeds from the offering on our recent acquisitions and expect to use the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, deferred payments related to prior acquisitions, and to fund acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On October 23, 2014, our Board of Directors approved a quarterly cash dividend on our common stock of $0.035 per share payable on December 4, 2014 to stockholders of record at the close of business on November 20, 2014, which will total approximately $0.6 million.

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

Cash Flows

	Nine months ended September 30
	(in thousands)
	2014	2013	Net Change
Cash and cash equivalents	$18,354	$13,626	$4,728

Cash flows provided by (used in):
Operating activities	$2,830	$4,032	$(1,202)
Investing activities	(6,360)	(5,870)	(490)
Financing activities	7,452	(1,009)	8,461

Net cash used in operating activities. Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2014, and consisted of a $2.0 million net income, adjusted for non-cash items of $4.2 million (including depreciation and amortization of $2.4 million, stock-based compensation of $1.0 million, provision for inventory write-offs of $0.5 million, impairment charges of $0.2 million, and increases in accrued contingent consideration of $0.1 million) and was offset by changes in working capital of $3.4 million. The net cash used by changes in working capital was driven by increases in inventory of $2.5 million, primarily related to powered phlebectomy devices and biologic vascular patches and accounts receivable of $0.2 million, and decreases in accounts payable and other liabilities of $0.3 million.

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

Net cash used in investing activities. Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2014. This was driven by acquisition related payments of $5.6 million, primarily to Xenotis and Applied Medical, and the purchase of property and equipment of $0.8 million.

Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2013. This was primarily driven by acquisition related payments to InaVein and Clinical Instruments of $3.2 million and the purchase of property and equipment of $2.4 million of which $0.9 million related to facility build-out and manufacturing equipment associated with our biologic vascular patch.

Net cash provided by financing activities. Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2014, driven primarily by proceeds from our secondary stock offering of $10.5 million and proceeds from stock option exercises of $0.3 million and partially offset by payments of common stock dividends of $1.7 million, payment of the debt assumed in the Xenotis acquisition of $1.1 million, payment of deferred acquisition payments of $0.4 million, and $0.2 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings.

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2013, driven primarily by payment of common stock dividends of $1.4 million and $0.3 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings which were partially offset by proceeds from stock option exercises of $0.7 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of September 30, 2014:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$8,186	$1,256	$1,842	$1,627	$3,461
Purchase commitments for inventory	3,126	2,920	206	—	—

Total contractual obligations	$11,312	$4,176	$2,048	$1,627	$3,461

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2016; our Milan, Italy office, expiring in 2016; our Madrid, Spain office, expiring in 2017; Victoria, Australia facilities and our Shanghai office, expiring in 2015. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There has been no material changes in our critical accounting policies during the nine months ended September 30, 2014. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016, allows for either full retrospective or modified retrospective application, and early adoption is not permitted. We are assessing the new standard and which adoption method we will apply. We have not yet determined the impact on our results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2014, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, product liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 6, 2014, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. The risk factor below updates, and should be read in connection with, the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our dependence on sole- and limited-source suppliers could hinder our ability to deliver our products to our customers on a timely basis or at all and could harm our results of operations.

We rely on sole- and limited-source suppliers for some of our important product components and certain products. For example, our TRIVEX system and associated disposables, as well as components of our EndoRE remote endarterectomy product line, are manufactured for us by third-party suppliers. Additionally, we rely on a sole-source supplier for the ovine material used for our Omniflow II vascular graft. There are relatively few, or in some cases no, alternative, validated sources of supply for these components and products. And in some cases, we do not have supply agreements with these suppliers, instead placing orders on an as-needed basis. At any time, these suppliers could discontinue or become incapable of the manufacture or supply of these components or products on acceptable terms or otherwise. We do not ordinarily carry a significant inventory of these components and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain replacement suppliers would interrupt our ability to manufacture our products and result in production delays and increased costs and may limit our ability to deliver products to our customers. This could lead to customer dissatisfaction and damage to our reputation, and our financial condition or results of operations may be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2014 through July 31, 2014	26,177	$7.80	N/A	N/A
August 1, 2014 through August 31, 2014	—	$—	N/A	N/A
September 1, 2014 through September 30, 2014	—	$—	N/A	N/A

Total	26,177	$7.80	N/A	N/A

(1)	For the three months ended September 30, 2014, we repurchased 26,117 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), LeMaitre Vascular, Inc. and LeMaitre Vascular Pty Ltd.				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2014.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), LeMaitre Vascular, Inc. and LeMaitre Vascular Pty Ltd.				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.