Form 10-K
period 2014-12-31
LEMAITRE VASCULAR INC
filed 2015-03-18
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33092

LEMAITRE VASCULAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2825458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Second Avenue, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 781-221-2266

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2014: $69,396,853. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 9, 2015, the registrant had 17,507,757 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2014 FORM 10-K ANNUAL REPORT

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

Unless the context requires otherwise, references to “LeMaitre Vascular,” “LeMaitre,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, EndoRE, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Inahara-Pruitt, InvisiGrip, LeverEdge, LifeSpan, MollRing Cutter, MultiTASC, Omniflow, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, UnBalloon, VascuTape, TRIVEX, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AlboSure, EndoHelix, Flexcel, Grice, Martin, NovaSil, Periscope, Reddick-Saye and VCS are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

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

We have grown our business by using a three-pronged strategy: competing for sales of niche products, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. Since 1998, we have built our sales force from zero to 81 direct sales representatives as of December 31, 2014 and we have completed 16 vascular device acquisitions.

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

We sell 15 product lines, most of which are used in open vascular surgery. For 2014, 2013, and 2012, our valvulotomes, balloon catheters, and carotid shunt product lines have each comprised more than 10% of our revenues. Valvulotomes were our highest net sales product line in each of 2014, 2013 and 2012. Additionally, our radiopaque tape comprised 8% of our revenues in each of 2014 and 2013 compared to 10% of our revenues in 2012. Finally, our XenoSure biologic patches comprised 14% and 12% of our revenues in 2014 and 2013, respectively, compared to 9% in 2012. In none of those years, including 2014, did any single product line account for more than 25% of our revenues.

Historically, we have been a leading provider of vascular surgery products in niche product segments. More recently we have sought to leverage our leadership in these niche product segments by selling complementary products in more competitive, larger market segments. In addition, our vascular surgeon customers are increasingly performing minimally invasive endovascular procedures, presenting us with attractive opportunities to sell new devices that address their changing product needs.

We sell our products primarily through a direct sales force. Our sales force was comprised of 81 field sales representatives in North America, Europe, Asia and the Pacific Rim as of December 31, 2014. We also sell our products through distributors in countries where we do not have a direct sales force. For the year ended December 31, 2014, approximately 91% of our net sales were generated through our direct sales force, and no single customer accounted for more than 2% of our net sales.

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

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 2,000 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe, Asia and the Pacific Rim. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both conventional vascular surgeries and endovascular procedures. Conventional vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging technologies. In 2014, over 90% of our net sales were from devices used in open vascular procedures.

Our History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our Expandable LeMaitre Valvulotomes and 1.5mm HYDRO LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 15 product lines.

We have completed 16 acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s)
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Vascular access grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Thoracic and abdominal stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic vascular patch
2013	Clinical Instruments	Carotid Shunts and Embolectomy Catheters
2013	TRIVEX	Powered phlebectomy system
2014	Xenotis Pty Ltd	Biosynthetic vascular grafts
2014	Angioscope	Fiberoptic catheters

With the exception of the EndoRE, TRIVEX, Omniflow and angioscope product lines, we have relocated the manufacturing operations associated with these acquisitions to our Burlington, Massachusetts, headquarters and we continue to look at ways to make our operations more efficient.

Our Business Strategies

Our goal is to be a leading global provider of medical devices to vascular surgeons.

To achieve this objective, we are utilizing the following long-term strategies:

•

Focus on niche segments. We seek to build and maintain leading positions in niche product segments. We believe that the relative lack of competitive focus on these products by larger competitors with greater resources, and the differentiated features and consistent quality of our products, allow for higher selling prices in these segments. In recent years we have sought to sell complementary products in more competitive, larger market segments.

•

Expand our direct sales force. We sell our products primarily through a direct sales force in North America, Europe, Japan and Australia. Though in 2014 the size of our sales force contracted, we intend to expand our sales force in 2015 and over time. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices, and are not subject to the risk of customer churn related to distributor turnover.

•

Add complementary products through acquisitions, research and development, and additional regulatory approvals. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We actively track industry developments and evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new segments in order to further access the broader peripheral vascular device market.

Our Products

Angioscopes

The LeMaitre Disposable Angioscope is a fiberoptic catheter used for viewing the lumen of a blood vessel. It also provides direct visualization of valves during in-situ saphenous vein bypass procedures.

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

Powered Phlebectomy Devices

Our TRIVEX powered phlebectomy system is comprised of capital equipment and disposables that enable less invasive removal of varicose veins. In this procedure, an illuminator is inserted through a small incision in the leg, enabling visualization of varicose veins. A second instrument removes the veins. Compared to conventional hook phlebectomy, this surgical procedure is faster and results in more complete vein removal through fewer incisions.

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

Valvulotomes

Our 1.5mm HYDRO LeMaitre Valvulotomes, our Over-The-Wire LeMaitre Valvulotomes, and LeMills Valvulotomes cut valves in the saphenous vein, a vein that runs from the foot to the groin, so the vein can function as a bypass vessel to carry blood past diseased arteries to the lower leg or the foot. We believe our valvulotomes reduce costs for hospitals by enabling less invasive bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications. The 1.5mm HYDRO LeMaitre Valvulotome is the seventh generation of the original valvulotome developed by our founder, George D. LeMaitre, M.D.

Vascular Grafts

Our AlboGraft Woven and Knitted Vascular Grafts are collagen-impregnated polyester grafts used to bypass or replace diseased arteries. They are available in both straight tube and bifurcated versions.

Our LifeSpan ePTFE Vascular Graft is an expanded polytetrafluoroethylene (ePTFE) graft used to bypass or replace diseased arteries and to create dialysis access sites. They are available in both regular and thin wall options and with an optional full or partial external spiral support to increase resistance to compression or kinking. Our stepped and quick tapered LifeSpan models are designed to reduce the risk of steal syndrome and high cardiac output, which are complications that may arise in dialysis access grafts.

Our Omniflow II Biosynthetic Vascular Graft is a composite of cross-linked ovine collagen with a polyester mesh endoskeleton. It is used to bypass or replace diseased arteries, and to create dialysis access sites.

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

Other Products

In some hospitals, vascular surgery procedures are performed by general surgeons. We also sell general surgery devices, primarily laparoscopic cholecystectomy. Our leading general surgery product is the Reddick Cholangiogram Catheter, which is used to inject dye into the cystic duct during laparoscopic cholecystectomy. In this procedure, the gall bladder is dissected and removed through small punctures in the abdomen. We also offer two laparoscopic accessories used in laparoscopic gall bladder removal.

Sales and Marketing

As of December 31, 2014, we employed 81 field sales representatives. We believe that the expansion of our direct sales force since 1998 has been a key factor in our success, and it remains one of our primary long-term strategies.

Outside our direct markets, we generally sell our products through country-specific distributors. We typically sign exclusive distribution agreements with terms of up to three years frequently specifying minimum annual sales volumes and pricing. These agreements are renewable by mutual agreement. From time to time, when we determine that it would be financially advantageous for us to sell directly in a market, we terminate our distributor(s) in that market. In December 2012, we agreed to terminate our distributor for a certain Japanese territory, and we began selling direct-to-hospital in this territory through our existing eight person Japanese sales force in 2013. In October 2013, we agreed to terminate our distributors in Australia and Norway, and we began selling direct-to-hospital in those territories in January 2014.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are primarily focused on the open vascular space and are largely improvements to our existing devices. In 2014, our development efforts were focused on launching the 1.5mm HYDRO LeMaitre Valvulotome, a smaller-size of our classic Expandable LeMaitre Valvulotome with a hydrophilic coating that allows for easier insertion and enhanced trackability through the vein with minimized potential for intimal damage.

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

For 2014, 2013, and 2012, our research and development expenditures were $4.7 million, $5.2 million and $5.1 million, respectively, representing between 7% and 9% of net sales. As of December 31, 2014, our research and development staff consisted of 12 full-time engineers and technicians.

Manufacturing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced, and in North Melbourne, Australia, where our Omniflow II product line is produced.

Following the acquisition of new product lines, we typically integrate manufacturing of the newly acquired lines into our Burlington operations. In 2013, we completed the build-out of our third clean room in Burlington for the production of the XenoSure biologic vascular patch and, in 2014, transitioned production to our Burlington facility. In 2014, we also transferred the manufacturing of the Clinical Instruments devices, which we acquired in 2013, to our Burlington facility. However, our TRIVEX and EndoRE products are currently manufactured by third-parties, as well as our angioscope product line, which will continue to be manufactured by Applied Medical Resource Corporation (Applied Medical) until the second half of 2015.

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

Our Burlington and North Melbourne manufacturing facilities have been certified to ISO 13485:2003 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. If we were to lose these certifications, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations. Our manufacturing facilities are subject to periodic inspections by regulatory authorities and our Notified Bodies (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation.” In February 2013, we underwent an audit by the U.S. Food and Drug Administration (FDA) and in November 2014, we underwent an audit by our European Notified Body. Although the results of these inspections were satisfactory, the timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results.

Competition

The segments in which our product lines compete are characterized by change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines. Rather, we compete with a range of companies, typically smaller in size, and including publicly traded and privately held device companies. Notable larger competitors include Applied Medical Resources Corporation, Baxter International, Inc., Boston Scientific Corporation, Cardiovascular Systems, Inc., C.R. Bard, Inc., Edwards Lifesciences Corporation, Getinge AB, SAS Perouse Medical, Terumo Medical Corporation, and W. L. Gore & Associates.

Our products compete primarily on the basis of their innovative technology, quality, reliability, ease of use, cost-effectiveness, physician familiarity, brand recognition, and service support. While we also compete on the basis of price, our products that are more technologically advanced than those of our competitors are sometimes sold at higher prices than those of our competitors. We believe that our continued success will depend on our ability to broaden and optimize our direct sales channel, acquire or develop additional complementary vascular device products, obtain regulatory and reimbursement approvals, maintain sufficient inventory, obtain patent or other product protections and attract and retain skilled personnel.

We also compete on the basis of procedure type. The treatment of peripheral vascular disease is shifting from open vascular surgery to minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. We may not be able to compete effectively with our competitors unless we can keep pace with existing or new products and technologies in the vascular device market and the minimally invasive endovascular procedure segment, in particular.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices, especially commodity products. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

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

Certain aspects of our products are covered by patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our LifeSpan Vascular Grafts, MollRing Cutter and MultiTASC devices, Periscope Dissectors and TRIVEX products pursuant to licenses with third-parties.

We believe that our strong brands have been an important factor in our success. We rely on common law and registered trademarks to protect our product brands. Some of our registered trademarks are LeMaitre, XenoSure, Pruitt, VascuTape, Glow ‘N Tell, and Reddick, each of which is registered in the United States and the European Union, and in certain cases in other foreign countries.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. Some of our products are not protected by patents. In the past, other companies have independently developed or otherwise acquired comparable or substantially equivalent proprietary information and techniques, and there can be no assurance that others will not do so in the future or otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer, or disclosure of confidential information or inventions.

The laws of foreign countries generally do not protect our proprietary rights to the same extent as do the laws of the United States and we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

See “Item 1A. Risk Factors” for a description of certain risks associated with our intellectual property.

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

Historically, our products have been introduced into the market using the 510(k) clearance procedure, and we have not used the more burdensome PMA process for any of the products that we currently market or sell in the United States. However, if we were to seek approval for our Omniflow II biosynthetic vascular graft, we would be required to follow the PMA process.

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our most recent FDA inspection was in February 2013 and was satisfactory. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

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

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA). The TGA has built its regulatory framework around similar requirements to those issued in Europe. As such, many medical devices (those with a lower risk profile) may gain relatively fast marketing clearance using their existing EU-issued CE marking. Higher risk devices (those in EU/Aus Class III) must go through a full design review which can be costly and take longer to complete. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active in the TGA registry of devices. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside of Australia.

In China, The China Food and Drug Administration (CFDA) Medical Device Division regulates and must approve all medical devices to be marketed and sold in China. China has a three class risk classification system, with Class I being the lowest risk to Class III being the highest risk. Home country approval (510(k) or PMA clearance) is required as a prerequisite to any application. Additionally, the CFDA often tests finished devices at its own testing laboratory to confirm each device’s specifications. The approval process is typically lengthy. As of December 31, 2014, licenses are valid for 4 years from date of issuance and require renewal prior to expiration; however, the CFDA is extending the license term to 5 years for approvals received in 2015. The CFDA requires a license holder with a registered business inside of China for any foreign manufacturer. With the formation of our Chinese subsidiary, we expect to transfer our licenses from our license holder to our subsidiary beginning in 2015.

There can be no assurance that new laws or regulations or new interpretations of laws and regulations regarding the release or sale of medical devices will not delay or prevent sale of our current or future products.

Third-Party Reimbursement

United States

Healthcare providers that purchase medical devices generally rely on third-party payors, including the Medicare and Medicaid programs and private payors (such as indemnity insurers, employer group health insurance programs, and managed care plans) to reimburse all or part of the cost of those products. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. For example, Medicare reimbursement policies favor outpatient treatment. Furthermore, payments from Medicare, Medicaid, and other third-party payors are subject to legislative and regulatory changes and are susceptible to budgetary pressures.

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

Finally, the advent of contracted fixed rates per procedure has made it difficult to receive separate reimbursement for disposable products, even if the use of these products improves clinical outcomes. In addition, particularly in concert with the Patient Protection and Affordable Care Act many third-party payors are moving to managed care systems in which providers contract to provide comprehensive healthcare for a fixed cost per person rather than the traditional fee for service model. Managed care providers often attempt to control the cost of healthcare by authorizing fewer elective surgical procedures. Under current prospective payment systems, such as the diagnosis-related group system and the hospital out-patient prospective payment system, both of which are used by Medicare and in many managed care systems used by private third party payors, the reimbursement for our products will be incorporated into the overall reimbursement of a procedure, and there will be no separate reimbursement for our products. As a result, we cannot be certain that hospital administrators and physicians will purchase our products.

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

Employees

We had 341 employees, including 325 full-time employees, at December 31, 2014.

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, sales and technical support of medical devices and implants for the treatment of peripheral vascular disease. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The information included in Note 12 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct and indirect sales forces. No single customer accounted for more than 2% of our net sales in 2014.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in the mix of products we sell;

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	the divestiture or discontinuation of a product line or other revenue generating activity;

•	the relocation and integration of manufacturing operations and other strategic restructuring;

•	regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	the expiration or exhaustion of deferred tax assets such as net operating loss carry-forwards;

•	increased product and price competition, due to the regulatory landscape, market conditions or other factors;

•	market reception of our new or improved product offerings; and

•	the loss of any significant customer, especially in regard to any product that has a limited customer base.

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

We may not be able to compete effectively with our competitors unless we can keep pace with existing or new products and technologies in the vascular device market and the minimally invasive endovascular procedure segment, in particular. Our success in developing and commercializing new products and new versions of our existing products is affected by our ability to:

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

In order to expand our product offerings, we have completed 16 acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends in part upon our ability to identify, negotiate, complete, and integrate suitable acquisitions. If we are unable to complete acquisitions on satisfactory terms or at all, our growth objectives and sales could be negatively affected.

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired businesses, personnel, and products into our existing business;

•	difficulties in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities on a cost-effective basis;

•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company has concentrated sales;

•	diversion of our management’s time and attention from other business concerns;

•	higher costs of integration than we anticipated;

•	unknown or unanticipated liabilities included as part of the acquisition;

•	disputes or litigation with former owners related to contingent payments, liabilities assumed or not assumed or other matters;

•	increased regulatory scrutiny;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters, such as the operations we acquired in 2014 in Australia;

•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	loss of key suppliers;

•	charges related to the acquisition of in-process research & development;

•	dilution as a result of equity financing required to fund acquisition costs; or

•	debt as a result of debt financing required to fund acquisition costs, which would be senior to our common stock and would require interest payments to a lender.

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

For instance, in August 2014, we acquired all of the capital stock of Xenotis Pty Ltd, the parent company of Bio Nova International, which is the manufacturer of the Omniflow II biosynthetic vascular graft. Bio Nova’s operations are located in North Melbourne, Australia and we currently expect to continue operations there for the foreseeable future. Our ability to manage these operations efficiently and effectively may be impaired due to their remoteness from our Burlington, Massachusetts-based headquarters.

Additionally, in September 2014, we acquired the angioscope product line from Applied Medical. Applied Medical continues to manufacture angioscopes for us. We expect to transfer manufacturing of angioscopes to Burlington during the second half of 2015; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs will not exceed our expectations.

For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of our acquisitions and our operating results may be harmed.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a portion of our revenue and costs is denominated in other currencies, such as the Euro and the Australian dollar. As of December 31, 2014, 39% of our net sales were derived from our operations outside of the Americas. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Similarly, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We face intense competition from other companies, technologies, and alternative medical procedures and we may not be able to compete effectively.

The market segments in which we compete are highly competitive, subject to change, and significantly affected by new product introductions and other activities of industry participants. Although no one company competes against us in all of our product lines, a number of manufacturers of peripheral vascular devices have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs, and larger facilities than ours; have established reputations with our target customers; and have developed worldwide distribution channels that are more effective than ours. Our competitors could elect to devote additional resources to the segments in which we currently enjoy less competition. Also, although we currently have leading positions in the segments for some of our products, this is not true for the segments for all of our products. From time to time, we have experienced difficulties competing against very large companies.

Recent industry consolidation could make the competitive environment more difficult for smaller companies like ours. Our larger competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us. Further, if the trend towards endovascular procedures versus open vascular procedures continues or accelerates, our competitors may be better poised to take advantage of that trend, since our main product lines are used primarily in open vascular procedures. Because of the size of the vascular disease market opportunity, competitors and potential competitors have dedicated, and we believe will continue to dedicate, significant resources to aggressively promote their products. Also, new product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use, less expensive, or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can. In addition, many of our products face competition from alternative procedures that utilize a different kind of medical device that we do not currently sell. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenues and reduced gross profits.

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

Since 2011, financial markets and the economies in southern Europe, Japan, Greece, Russia and other geographies have experienced disruption and volatility and conditions could worsen. As a result, the economic environment may, among other things:

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

In the years ended December 31, 2014, 2013 and 2012, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales occurring in the United States. In the past, we have been able to rely upon our intellectual property position, our well-known brands and our established reputation in the vascular surgery device marketplace, to implement price increases. However, the magnitude of the price increases we have been able to implement has declined over time.

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

We also expect marketplace changes to increasingly place pressure on medical device pricing as hospitals join group purchasing organizations, integrated delivery networks, managed care organizations and other groups that seek to aggregate purchasing power and as hospitals are given financial incentives to improve quality and reduce costs.

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

We derive a significant portion of our net sales from operations in markets outside of the United States. For the year ended December 31, 2014, 39% of our net sales were derived from our operations outside of the Americas. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

We rely on sole- and limited-source suppliers for some of our important product components and certain products. For example, our TRIVEX system and associated disposables, as well as components of our EndoRE remote endarterectomy product line, are manufactured for us by third-party suppliers. Additionally, we rely on a sole-source supplier for the ovine material used for our Omniflow II biosynthetic vascular graft. There are relatively few, or in some cases no, alternative, validated sources of supply for these components and products. And in some cases, we do not have supply agreements with these suppliers, instead placing orders on an as-needed basis. At any time, these suppliers could discontinue or become incapable of the manufacture or supply of these components or products on acceptable terms or otherwise. We do not ordinarily carry a significant inventory of these components and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain replacement suppliers would interrupt our ability to manufacture our products and result in production delays and increased costs and may limit our ability to deliver products to our customers. This could lead to customer dissatisfaction and damage to our reputation, and our financial condition or results of operations may be harmed.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 27,289 square foot leased facilities located in Burlington, Massachusetts, with the lease of an additional 15,642 square feet to commence in 2015. We also have a manufacturing site in North Melbourne, Australia. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

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

Moreover, demographic trends and other market factors, such as reimbursement rates, are driving vascular surgeons in the United States and potentially in other markets to increasingly specialize in certain kinds of procedures, such as the creation and maintenance of dialysis access sites and endovascular therapies and. Vascular surgeon training programs may focus on those therapies to the exclusion of procedures of the type in which our devices would be used. And even those physicians trained in such procedures may discontinue performing them. If this trend continues, it could lead to the fragmentation of our customer base, which would reduce cross-selling opportunities and the efficiency of each sales call by our sales representatives, which in turn would negatively impact our business.

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

As is the case with many global companies, we are subject, from time to time, to legal proceedings and litigation, including, but not limited to, actions relating to product liability, employment matters, intellectual property, contract disputes and other commercial matters. Because the outcome of litigation is inherently difficult to predict, it is possible that the outcome of litigation could entail significant cost for us and harm our business. The fact that we operate in international markets also increases the risk that we may face legal exposures as we seek to comply with a large number of varying legal and regulatory requirements. If any such proceedings were to result in an unfavorable outcome, it could adversely affect our business, financial condition and results of operations.

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

The FDA has previously proposed changes for which FDA clearance to market would possibly require clinical data, more extensive manufacturing information and post market data. As part of the 510(k) reform, the FDA proposes to issue regulations defining grounds and procedures for rescission of 510(k) applications that have previously been cleared to market. The FDA may also require the more extensive PMA process for certain products. Our ability to market our products outside the United States is also subject to regulatory approval, including our ability to demonstrate the safety and effectiveness of our products in the clinical setting.

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

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (PPACA). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the law also requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices. In 2014, we paid an excise tax of approximately $0.7 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax increases our cost of doing business. The impact of the PPACA and these proposals could harm our operating results and liquidity.

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

Our AlboGraft Vascular Graft, AlboSure Vascular Patch, and XenoSure Biologic Patch products contain bovine tissue or material derived from bovine tissue and our Omniflow II Biosynthetic Vascular Graft contains ovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries, like Australia, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infections agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business.

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

Furthermore, patents expire after a certain duration, depending on the jurisdiction in which issued. For example, patents associated with the Expandable LeMaitre Valvulotomes will expire in the U.S. in April 2015 and in Germany, Italy and Great Britain in December 2015. By comparison, our patents on the Over-The-Wire LeMaitre Valvulotome in the U.S., Germany, Great Britain, France and Italy will not expire until 2031. Though we have not seen competitors replicate the Expandable LeMaitre Valvulotomes following the lapse of patents associated with those devices in other jurisdictions, with the pending expiration of these additional patents, it is possible that other manufacturers will attempt to market and sell valvulotomes substantially similar, or identical, to the Expandable LeMaitre Valvulotomes. To the extent any of these manufacturers are successful, this could have an adverse impact on our business and harm our sales and operating results.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	light volume of trading in our common stock;

•	public concern as to the safety or efficacy of our products;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to undertake or continue a share repurchase program;

•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;

•	dilutive issuances of additional securities;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital;

•	changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism, and responses to such events;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	the discontinuation of a product line or other revenue generating activity;

•	adverse regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	sales of common stock by us or our directors, officers, or principal stockholders;

•	our relatively small public float; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, comparable companies, or our industry generally.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our directors and executive officers have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our directors and executive officers collectively control approximately 33% of our outstanding common stock. As a result, these stockholders, if they were to act together, would have substantial influence on most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of our other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at adjacent 27,098 square foot and 27,289 square foot leased facilities located in Burlington, Massachusetts, with the lease of an additional 15,642 square feet to commence in 2015. Our Burlington leases expire in 2023. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, with a lease expiring in 2016. We also have a 6,140 square foot manufacturing facility in North Melbourne, Australia. In addition, we have smaller sales and marketing offices located in Canada, China, Italy, Japan, and Spain. Based on our current operating plans, we believe our current facilities are adequate.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2014, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the eight quarters ended December 31, 2014:

	High	Low
Year ended December 31, 2014:
First quarter ended March 31, 2014	$8.50	$7.42
Second quarter ended June 30, 2014	$8.39	$7.09
Third quarter ended September 30, 2014	$8.35	$6.71
Fourth quarter ended December 31, 2014	$7.65	$6.48

Year ended December 31, 2013:
First quarter ended March 31, 2013	$6.40	$5.70
Second quarter ended June 30, 2013	$6.75	$5.90
Third quarter ended September 30, 2013	$7.19	$6.38
Fourth quarter ended December 31, 2013	$8.96	$6.57

Holders of Record

On March 9, 2015, the closing price per share of our common stock was $8.31 as reported on The NASDAQ Global Market, and we had approximately 250 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On February 23, 2015, our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on April 3, 2015, to stockholders of record at the close of business on March 20, 2015, which will total approximately $0.7 million.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering from December 31, 2009, through the end of LeMaitre’s fiscal year ended December 31, 2014. The graph assumes an investment of $100.00 made on December 31, 2009, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) stocks comprising the NASDAQ Medical Equipment Index and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
LeMaitre Vascular, Inc	100.00	135.40	119.89	118.27	168.01	163.44
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Medical Equipment	100.00	105.75	118.61	131.64	155.38	175.37
Old Peer Group	100.00	112.10	104.12	128.01	183.80	199.32
New Peer Group	100.00	112.73	109.53	132.48	190.21	206.28

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

The new peer group includes the following companies: AtriCure, Inc., AngioDynamics, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Spectranetics Corp., Lombard Medical Systems Inc., and Vascular Solutions, Inc. This new peer group differs from our old peer group. Specifically, we removed Merit Medical Systems Inc. since its products extend beyond peripheral vascular use, and we added Lombard Medical, Inc. based upon its product offerings and recent public stock issuance.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

In the quarter ended December 31, 2014, we did not repurchase any shares of our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$71,097	$64,549	$56,735	$57,685	$56,060
Cost of sales	22,666	19,434	15,867	17,458	14,341

Gross profit	48,431	45,115	40,868	40,227	41,719
Operating expenses:
Sales and marketing	22,087	22,143	20,811	19,375	19,409
General and administrative	13,889	12,576	10,973	11,228	10,506
Research and development	4,671	5,243	5,092	4,425	5,488
Medical device excise tax	689	635	—	—	—
Restructuring charges	526	—	—	2,161	1,816
Gain on divestitures	—	—	(248)	(735)	—
Impairment charges	229	—	—	83	485

Total operating expenses	42,091	40,597	36,628	36,537	37,704

Income from operations	6,340	4,518	4,240	3,690	4,015
Other income (expense):
Interest income	1	4	78	11	31
Interest expense	(5)	(12)	(1)	—	(5)
Foreign currency gain (loss)	(16)	(182)	(324)	51	(30)
Other income, net	—	—	—	—	14

Total other income (loss)	(20)	(190)	(247)	62	10

Income before income tax	6,320	4,328	3,993	3,752	4,025
Provision (benefit) for income taxes	2,405	1,126	1,422	1,609	(1,988)

Net income	$3,915	$3,202	$2,571	$2,143	$6,013

Earnings per share of common stock:
Basic	$0.24	$0.21	$0.17	$0.14	$0.38

Diluted	$0.23	$0.20	$0.16	$0.13	$0.37

Weighted-average shares outstanding:
Basic	16,614	15,317	15,194	15,458	15,627

Diluted	17,008	15,764	15,638	15,989	16,114

Cash dividends declared per common share	$0.14	$0.12	$0.10	$0.08	$—

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,692	$14,711	$16,448	$20,132	$22,614
Current assets	48,588	41,725	39,131	39,687	42,911
Total assets	81,492	70,492	63,060	59,687	63,274
Current liabilities	10,041	10,220	8,394	6,539	10,389
Long-term liabilities	3,244	3,710	1,778	1,060	529
Total liabilities	13,285	13,930	10,172	7,599	10,918
Total stockholders’ equity	68,207	56,562	52,888	52,088	52,356

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $3 to $4 billion, within which our core product lines address roughly $800 million. We have grown our business by using a three-pronged strategy: competing for sales of niche products, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, biologic grafts, and powered phlebectomy devices.

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

Our business opportunities include the following:

•

the long-term growth of our sales force in North America, Europe, Asia and the Pacific Rim, sometimes in connection with terminations of certain distributor relationships in order to expand our sales presence in new countries;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new territories upon receipt of regulatory approvals in these territories; and

•	the consolidation of product manufacturing into our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products primarily through a direct sales force. As of December 31, 2014 our sales force was comprised of 81 sales representatives in North America, Europe, Japan, and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In 2014, approximately 91% of our net sales were generated in territories in which we employ direct sales representatives.

In recent years we have experienced success in niche product segments, for example the market segments for biologic patches and valvulotome devices. In the biologic patch market segment, we believe that we have been able to increase market segment share and increase selling prices. In the valvulotome market segment, we believe that we have been able to increase selling prices without compromising market segment share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced less success in highly competitive product segments such as polyester and ePTFE grafts, where we face competition from larger companies with greater resources. We have also experienced less success in segments such as radiopaque tape, where we face recently introduced competitive products. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive market segments.

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

•

In 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe in order to terminate their distribution of our Omniflow II biosynthetic vascular grafts and begin selling direct to hospitals in those geographies. The agreements required us to pay approximately $1.3 million in exchange for the purchase of customer lists and inventory.

We anticipate that the expansion of our direct sales organization in Australia and our sales office in China will result in increased sales and marketing expenses during 2015.

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

•

In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus potential contingent consideration of up to $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. In October 2014, we paid $0.2 million related to the 2014 sales milestone. The milestone related to the timing of the regulatory approval in China was not achieved.

•

In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

•	In September 2014, we terminated our non-occlusive modeling catheter product line.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In November 2012, we initiated a project to build a clean room for the manufacturing of our biologic vascular patch and we completed this transition in the second quarter of 2014. Margins on our biologic vascular patch were negatively impacted as we commenced production, but have improved as production quantities have increased.

•

In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March and completed the manufacturing transfer during the second quarter of 2014.

We currently expect to maintain the manufacturing operations of the recently acquired North Melbourne, Australia facility for the foreseeable future.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in 2014, we incurred $0.5 million of restructuring charges related to reductions in force and our Clinical Instruments facility closure and relocation to Burlington, Massachusetts.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2014, approximately 39% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect. As of March 9, 2015, we estimate that the strong U.S. dollar could decrease our 2015 revenues by approximately $4.7 million, reduce gross margin by 1.8%, and reduce operating income by approximately $2.1 million as compared to the exchange rates for the year ended December 31, 2014. However, the actual impact of fluctuations in exchange rates in 2015 may vary materially and adversely from these estimates.

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

Results of Operations

Comparison of the year ended December 31, 2014, to the year ended December 31, 2013

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

				Percent
	2014	2013	$ Change	change
	($ in thousands)
Net sales	$71,097	$64,549	$6,548	10%
Net sales by geography:
Americas	$43,502	$41,140	$2,362	6%
International	27,595	23,409	4,186	18%

Total	$71,097	$64,549	$6,548	10%

Net sales. Net sales increased 10% to $71.1 million in 2014 from $64.5 million in 2013. Sales from newly acquired product lines contributed 5.0% to the sales growth.

Net sales increases of $6.5 million in 2014 were primarily driven by increased sales in biologic vascular patches of $2.2 million, valvulotomes of $1.0 million, and catheters of $0.9 million. In addition, sales of powered phlebectomy systems, acquired in 2013, increased $1.2 million and our newly acquired biologic vascular graft sales were $1.0 million. This sales growth was partially offset by decreased sales of vessel closure systems and remote endarterectomy devices. The primary drivers of increased sales were higher average selling prices across nearly all product lines and increases in unit sales. Our biologic vascular patches comprised 14% of our revenues in 2014 compared to 12% in 2013 and 9% in 2012.

Direct-to-hospital net sales were 91% of net sales in 2014 compared to 92% in 2013. This decrease was primarily driven by sales to our Chinese distributors which increased $0.2 million to $1.2 million in 2014 and consisted of powered phlebectomy systems, vessel closure systems, and radiopaque tape.

Net sales by geography. Net sales in the Americas increased $2.4 million to $43.5 million in 2014. The increase was largely the result of higher average selling prices across nearly all product lines, as well as increased sales of powered phlebectomy systems, biologic vascular patches, valvulotomes, and catheters. These increases were partially offset by a decrease in vessel closure systems of $0.6 million and remote endarterectomy devices of $0.2 million. International net sales increased $4.2 million to $27.6 million in 2014. The increase was primarily driven by higher sales of biologic vascular patches of $1.4 million, catheters, shunts, and valvulotomes. In addition, our newly acquired biologic vascular graft sales were primarily in Europe. Recently, we have experienced stronger sales growth in Europe as well as other non-traditional markets such as China and Saudi Arabia as compared to the United States and Canada. This trend may continue into 2015 which could negatively impact our gross margin.

				Percent
	2014	2013	$ Change	change
	($ in thousands)
Gross profit	$48,431	$45,115	$3,316	7%
Gross margin	68.1%	69.9%	*	(1.8%)

*	Not applicable

Gross profit. Gross profit increased $3.3 million to $48.4 million in 2014 from $45.1 million in 2013, while our gross margin decreased 1.8% to 68.1% in 2014. The gross margin decrease was largely driven by unfavorable product and geographic mix, certain manufacturing cost increases, and increased inventory write-offs, primarily related to our non-occlusive modeling catheter product line. These decreases were partially offset by higher average selling prices across all product lines and the completion of the biologic vascular patch manufacturing transition in the second quarter of 2014. The gross profit increase was a result of higher sales.

				Percent	2014 as a %	2013 as a %
	2014	2013	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$22,087	$22,143	$(56)	0%	31%	34%
General and administrative	13,889	12,576	1,313	10%	20%	19%
Research and development	4,671	5,243	(572)	(11%)	7%	8%
Medical device excise tax	689	635	54	9%	1%	1%
Restructuring	526	—	526	*	1%	*
Impairment charges	229	—	229	*	*	*

	$42,091	$40,597	$1,494	4%	59%	63%

*	Not a meaningful percentage.

Sales and marketing. Sales and marketing expenses were $22.1 million in 2014 and 2013. As a percentage of net sales, sales and marketing expenses were 31% in 2014, down 3% from the prior year. Selling expenses decreased $0.1 million while marketing expenses increased by $0.1 million. Selling expense decreases were driven by lower travel and sales meetings and related costs of $0.4 million, and were partially offset by start-up costs associated with our Shanghai office and increased compensation and other personnel related costs, partly due to additional sales personnel in Norway and Australia. Marketing expense increases were primarily driven by increased compensation costs. We plan to increase the size of our sales force in 2015, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. General and administrative expenses increased 10% to $13.9 million in 2014 from $12.6 million in 2013. The increase was mainly driven by increased compensation related expenses of $0.5 million, acquisition related expenses of $0.5 million, increased intangibles amortization of $0.3 million, increased professional services costs of $0.2 million, and was partially offset by decreased travel related costs of $0.1 million. As a percentage of net sales, general and administrative expenses were 20% in 2014 as compared to 19% in the prior year. We expect general and administrative expenses to increase in 2015 primarily due to our new subsidiaries in China and Australia.

Research and development. Research and development expenses decreased 11% to $4.7 million in 2014 from $5.2 million in 2013. As a percentage of net sales, research and development expenses decreased to 7% in 2014 from 8% in 2013. Product development expenses decreased $0.4 million primarily due to lower product testing costs of $0.2 million and lower compensation expenses. Clinical and regulatory costs decreased $0.2 million, primarily due to compensation related expenses.

Medical device excise tax. The medical device excise tax was $0.7 million in 2014 compared to $0.6 million in 2013, an increase of approximately $50,000 driven by increased sales within the United States.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our Clinical Instruments operations to our Burlington headquarters. As a result, we recorded approximately $0.4 million of severance related restructuring expense. In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense.

Impairment charges. We recognized impairment charges of $0.2 million related to trademarks, technology, and manufacturing equipment upon the termination of our non-occlusive modeling catheter product line in 2014.

Other income (expense). Foreign exchange losses for 2014 were $16,000 compared to $0.2 million for 2013 as the exchange rates between the US dollar and Euro were generally flat in 2014 and 2013.

Income tax expense. We recorded a provision for taxes of $2.4 million on pre-tax income of $6.3 million in 2014 compared to $1.1 million on pre-tax income of $4.3 million in 2013. The 2014 provision was comprised of Federal tax in the United States of $1.9 million, state taxes of $0.2 million and foreign taxes of $0.3 million. The 2013 provision was comprised of Federal tax in the United States of $2.5 million, state taxes of $0.1 million and a net foreign benefit of $1.4 million. Our effective tax rate differed from the U.S. statutory tax rate in 2014 principally due to manufacturing deductions, research and development tax credits, effect of foreign taxes, stock-based compensation, other permanent differences, state taxes and Subpart-F income. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2014, we will continue to carry a valuation allowance against $3.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards, which based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. Of the $3.2 million of valuation allowance, $2.2 million resulted from the Xenotis acquisition in Australia.

We expect our effective tax rate to increase in 2015 if the Federal research and development tax credit is not reinstated. If the Federal research and development tax credit is reinstated in 2015, we expect our effective tax rate will be similar to our effective tax rate in 2014. We will not be able to generate Federal research and development tax credits in 2015 until and if legislation is enacted.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percent increase or decrease:

				Percent
	2013	2012	$ Change	change
	($ in thousands)
Net sales	$64,549	$56,735	$7,814	14%
Net sales by geography:
Americas	$41,140	$38,106	$3,034	8%
International	23,409	18,629	4,780	26%

Total	$64,549	$56,735	$7,814	14%

Net sales. Net sales increased 14% to $64.5 million in 2013 from $56.7 million in 2012. Sales from newly acquired product lines contributed 2.7% to the sales growth.

Net sales increases of $7.8 million in 2013 were primarily driven by increased sales in biologic vascular patches of $2.6 million, valvulotomes of $1.2 million, catheters of $1.3 million, polyester grafts of $0.6 million, and vessel closure systems of $0.6 million. In addition, sales of newly acquired powered phlebectomy systems were $1.3 million. This sales growth was partially offset by decreased sales of radiopaque tape and non-occlusive modeling catheters. The primary drivers of increased sales were higher average selling prices across all product lines, increases in unit sales, and increased sales of polyester grafts previously prohibited in certain European countries.

Direct-to-hospital net sales were 92% of net sales in 2013 compared to 94% in 2012 and was primarily driven by sales of powered phlebectomy systems and vessel closure systems to our China distributors of $1.0 million.

Net sales by geography. Net sales in the Americas increased $3.0 million to $41.1 million in 2013. The increase was largely the result of higher average selling prices across nearly all product lines, as well as increased sales of biologic vascular patches, vascular closure systems, catheters, and shunts. Net sales increases in the Americas were also due to higher Canadian sales. These increases were partially offset by a decrease in radiopaque tape of $0.6 million and non-occlusive modeling catheters of $0.1 million. International net sales increased $4.8 million to $23.4 million in 2013. The increase was primarily driven by higher sales of biologic vascular patches of $1.3 million, powered phlebectomy system sales to China, catheters of $0.9 million, polyester grafts, valvulotomes, and shunts.

				Percent
	2013	2012	$ Change	change
	($ in thousands)
Gross profit	$45,115	$40,868	$4,247	10%
Gross margin	69.9%	72.0%	*	(2.1%)

*	Not applicable

Gross profit. Gross profit increased $4.2 million to $45.1 million in 2013 from $40.9 million in 2012, while our gross margin decreased 2.1% to 69.9%. The gross margin decrease was largely driven by unfavorable geographic mix, sales to lower margin export markets, increased sales of our lower margin biologic vascular patch, manufacturing start-up costs associated with our biologic vascular patch, and costs associated with our Clinical Instruments facility. These decreases were partially offset by higher non-recurring polyester graft inventory write-offs in 2012, higher average selling prices across all product lines, and improved manufacturing efficiencies. The gross profit increase was a result of higher sales.

				Percent	2013 as a %	2012 as a %
	2013	2012	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$22,143	$20,811	$1,332	6%	34%	37%
General and administrative	12,576	10,973	1,603	15%	19%	19%
Research and development	5,243	5,092	151	3%	8%	9%
Medical device excise tax	635	—	635	*	1%	*
Gain on divestitures	—	(248)	248	*	*	*

	$40,597	$36,628	$3,969	11%	63%	65%

*	Not a meaningful percentage.

Sales and marketing. Sales and marketing expenses were $22.1 million in 2013 compared to $20.8 million in 2012, an increase of 6%. As a percentage of net sales, sales and marketing expenses were 34% in 2013, down 3% from the prior year. Selling expenses increased $1.7 million while marketing expenses decreased by $0.4 million. The increase in selling expenses was primarily driven by increased sales personnel compensation of $1.1 million, partially due to additional sales personnel in Switzerland and Canada, and $0.5 million of additional sales meetings and travel costs. Marketing expense decreases were largely driven by a $0.3 million reduction in advertising costs and $0.1 million reduction in trade show expenses, which were partially offset by an increase in compensation expense of $0.2 million. At December 31, 2013, we employed 85 sales representatives worldwide, compared to 81 as of December 31, 2012.

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

Liquidity and Capital Resources

At December 31, 2014, our cash, cash equivalents and marketable securities were $18.7 million compared to $14.7 million at December 31, 2013. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of December 31, 2014. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions, and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings, and funds generated from our operations.

For the year ended December 31, 2014, we recognized operating income of $6.3 million. For the year ended December 31, 2013, we recognized operating income of $4.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition related payments, particularly Xenotis;

•	payments associated with U.S income and other taxes, such as the medical device tax;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed a portion of the net proceeds from the offering towards our recent acquisitions and expect to use the remainder for general corporate purposes, including product development, working capital needs, capital expenditures, payments under our quarterly dividend program, deferred payments related to prior acquisitions, and the funding of future acquisitions.

Cash Flows

	Year ended December 31,
	2014	2013	Net Change
	($ in thousands)
Cash and cash equivalents	$18,692	$14,711	$3,981
Cash flows provided by (used in):
Operating activities	$5,512	$5,388	$124
Investing activities	(7,748)	(6,188)	(1,560)
Financing activities	6,662	(961)	7,623

Operating activities. Net cash provided by operating activities was $5.5 million in 2014, and consisted of $3.9 million in net income, adjusted for non-cash items of $5.5 million (including depreciation and amortization of $3.3 million, stock-based compensation of $1.3 million, provision for inventory write-offs of $0.7 million, and impairment charges of $0.2 million) and was offset by working capital increases of $3.9 million. Working capital increases were driven by increased inventory of $2.7 million, primarily related to powered phlebectomy devices and biologic vascular patches, increased accounts receivable of $0.7 million, and decreased accounts payable and other liabilities of $1.0 million, all of which were partially offset by decreased other assets of $0.5 million.

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

Investing activities. Net cash used in investing activities was $7.7 million in 2014. This was driven by acquisition related payments of $6.6 million, primarily related to Xenotis and Applied Medical, and the purchase of property and equipment of $1.2 million.

Net cash used in investing activities was $6.2 million in 2013. This was primarily driven by acquisition related payments of $3.3 million, of which payments to InaVein and Clinical Instruments were $3.0 million, and the purchase of property and equipment of $2.7 million, of which $0.9 million related to facility build-out and manufacturing equipment associated with our biologic vascular patch.

Financing activities. Net cash provided by financing activities was $6.7 million in 2014, driven primarily by net proceeds from our stock offering of $10.5 million and proceeds from stock option exercises of $0.3 million and partially offset by payments of common stock dividends of $2.3 million, payment of the debt assumed in the Xenotis acquisition of $1.1 million, payment of deferred acquisition payments of $0.7 million, and the acquisition of $0.2 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings.

Net cash used in financing activities was $1.0 million in 2013, driven primarily by payment of common stock dividends of $1.8 million and the purchase of $0.4 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings, which were partially offset by proceeds from stock option exercises of $1.2 million.

Dividends. In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On February 23, 2015, our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on April 3, 2015, to stockholders of record at the close of business on March 20, 2015, which will total approximately $0.7 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of December 31, 2014:

		Less			More
		than	1-3	3-5	than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$8,195	$1,359	$1,883	$1,696	$3,257
Purchase commitments for inventory	3,558	3,309	249	—	—

Total contractual obligations	$11,753	$4,668	$2,132	$1,696	$3,257

The commitments under our operating leases consist primarily of lease payments for our Burlington, Massachusetts, corporate headquarters and manufacturing facility, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016; our Tokyo, Japan office, expiring in 2016; our Milan, Italy office, expiring in 2016; our Madrid, Spain office, expiring in 2017; our two North Melbourne, Australia facilities expiring in 2019; and our Shanghai, China office, expiring in 2016. They also include automobile and equipment leases.

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

We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use customer purchase orders or contracts to determine the existence of an arrangement. Sales transactions are based on prices that are determinable at the time that the customer’s purchase order is accepted by us. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We provide for product returns at the time revenue is recognized based on our historical return product history. Based on these policies, we recognize revenue, net of allowances for returns and discounts, as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts, as well as any sales and value added taxes required to be invoiced, at the time of shipment of our products to our distributors.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2014 our receivables in Italy and Spain totaled $1.1 million and $0.4 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2014, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

Stock-based Compensation

We recognize, as expense, the estimated fair value of stock options to employees which is determined using the Black-Scholes option pricing model. We have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that we grant stock options, fair value assumptions are based on volatility, interest rates, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Historical data on exercise patterns is the basis for estimating the expected life of an option. The expected annual dividend rate was calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

We also issue restricted stock units (RSUs) as an additional form of equity compensation to our employees, officers, and directors, pursuant to our stockholder-approved Second Amended and Restated 2006 Stock Option and Incentive Plan. RSUs entitle the grantee to an issuance of stock at no cost and generally vest over a period of time determined by our Board of Directors at the time of grant based upon the continued service to the company. The fair market value of the award is determined based on the number of RSUs granted and the market value of our common stock on the grant date and is amortized to expense over the period of vesting. Unvested RSUs are forfeited and canceled as of the date that employment or service to the company terminates. RSUs are settled in shares of our common stock upon vesting. We may repurchase common stock upon our employees’ vesting in RSUs in order to cover any minimum tax withholding liability as a result of the RSUs having vested.

Share-based compensation charges are recorded net of the estimated forfeitures based upon historical rates and will be adjusted in future periods to reflect the results of actual forfeitures and vesting. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $1.3 million in connection with share-based payment awards for the year ended December 31, 2014. The future expense of non-vested share-based awards of approximately $3.0 million is to be recognized over a weighted-average period of 3.5 years. During 2014, we granted stock options at a weighted average fair value of $2.81 and RSUs with weighted average fair value of $7.87.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $17.3 million and $15.0 million as of December 31, 2014 and 2013, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 1 to 13 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period identified. We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $7.2 million as of December 31, 2014, and $6.1 million as of December 31, 2013. In 2014, we recognized an impairment charge of $0.2 million related to trademarks and technology upon the terminaton of our non-occlusive modeling catheter product line.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2014, 2013, and 2012, we were not subject to any material litigation, claims or assessments.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $3.2 million and $1.0 million as of December 31, 2014 and 2013, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014. Management based its assessment on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2015 definitive proxy statement (2015 Definitive Proxy Statement) for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2014.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2015 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2014. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,459,032	$6.48	279,322
Equity compensation plans not approved by security holders	—	—	—

Total	2,459,032	$6.48	279,322

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2015 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2015 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

1.1	Underwriting Agreement dated as of May 30, 2014, among the Registrant, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.5	Amendment No. 4 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-Q	8/7/14	001-33092

2.6	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	001-33092

2.7	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), the Registrant and LeMaitre Vascular Pty Ltd.	10-Q	11/6/14	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	333-133532

10.3	Director Compensation Policy	10-K	3/27/12	001-33092

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	001-33092

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.15	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.16	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.17	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.18†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.19†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.21	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.22	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.23	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.24	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.25	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.26	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.27	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.28	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.29†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2015.

LEMAITREVASCULAR

By:	/S/ GEORGE W. LEMAITRE
George W. LeMaitre, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George W. LeMaitre and Joseph P. Pellegrino, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 18, 2015
George W. LeMaitre

/S/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015
Joseph P. Pellegrino, Jr.

/S/ LAWRENCE J. JASINSKI	Director	March 18, 2015
Lawrence J. Jasinski

/S/ CORNELIA W. LEMAITRE	Vice President, Human Resources and Director	March 18, 2015
Cornelia W. LeMaitre

/S/ JOHN J. O’CONNOR	Director	March 18, 2015
John J. O’Connor

/S/ DAVID B. ROBERTS	President and Director	March 18, 2015
David B. Roberts

/S/ JOHN A. ROUSH	Director	March 18, 2015
John A. Roush

/S/ MICHAEL H. THOMAS	Director	March 18, 2015
Michael H. Thomas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, statements of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeMaitre Vascular, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2015

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$18,692	$14,711
Accounts receivable, net of allowances of $242 at December 31, 2014, and $263 at December 31, 2013	10,803	10,590
Inventory	16,714	13,255
Prepaid expenses and other current assets	2,379	3,169

Total current assets	48,588	41,725
Property and equipment, net	6,878	5,810
Goodwill	17,281	15,031
Other intangibles, net	7,157	6,144
Deferred tax assets	1,418	1,615
Other assets	170	167

Total assets	$81,492	$70,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,127	$1,235
Accrued expenses	7,479	7,993
Acquisition-related obligations	1,435	992

Total current liabilities	10,041	10,220
Deferred tax liabilities	2,919	3,461
Other long-term liabilities	325	249

Total liabilities	13,285	13,930
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 18,778,436 shares at December 31, 2014, and 16,959,330 shares at December 31, 2013	188	170
Additional paid-in capital	75,389	65,354
Retained earnings (accumulated deficit)	3,248	(667)
Accumulated other comprehensive loss	(2,365)	(253)
Treasury stock, at cost; 1,407,211 shares at December 31, 2014, and 1,380,119 shares at December 31, 2013	(8,253)	(8,042)

Total stockholders’ equity	68,207	56,562

Total liabilities and stockholders’ equity	$81,492	$70,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net sales	$71,097	$64,549	$56,735
Cost of sales	22,666	19,434	15,867

Gross profit	48,431	45,115	40,868
Sales and marketing	22,087	22,143	20,811
General and administrative	13,889	12,576	10,973
Research and development	4,671	5,243	5,092
Medical device excise tax	689	635	—
Restructuring charges	526	—	—
Gain on divestitures	—	—	(248)
Impairment charges	229	—	—

Total operating expenses	42,091	40,597	36,628

Income from operations	6,340	4,518	4,240

Other income (expense):
Interest income	1	4	78
Interest expense	(5)	(12)	(1)
Foreign currency loss	(16)	(182)	(324)

Income before income taxes	6,320	4,328	3,993
Provision for income taxes	2,405	1,126	1,422

Net income	$3,915	$3,202	$2,571

Earnings per share of common stock:
Basic	$0.24	$0.21	$0.17

Diluted	$0.23	$0.20	$0.16

Weighted-average shares outstanding:
Basic	16,614	15,317	15,194

Diluted	17,008	15,764	15,638

Cash dividends declared per common share	$0.14	$0.12	$0.10

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$3,915	$3,202	$2,571
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(2,112)	180	173

Total other comprehensive income (loss)	(2,112)	180	173

Comprehensive income	$1,803	$3,382	$2,744

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

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at December 31, 2013	16,959,330	$170	$65,354	$(667)	$(253)	1,380,119	$(8,042)	$56,562
Net income				3,915				3,915
Other comprehensive income					(2,112)			(2,112)
Issuance of common stock	1,644,500	16	10,474					10,490
Issuance of common stock for stock options exercised	103,064	1	342					343
Vested restricted stock units	71,542	1						1
Excess tax benefits from stock-based compensation awards			225					225
Stock based compensation expense			1,302					1,302
Repurchase of common stock at cost						27,092	(211)	(211)
Common stock cash dividend paid			(2,308)					(2,308)

Balance at December 31, 2014	18,778,436	$188	$75,389	$3,248	$(2,365)	1,407,211	$(8,253)	$68,207

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income	$3,915	$3,202	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,334	2,793	2,234
Stock-based compensation	1,302	1,253	1,213
Fair value adjustments to contingent considerations	138	57	—
Impairment charges	229	—	—
Provision (recovery) of doubtful accounts	54	(29)	153
Provision for inventory write-downs	667	479	863
Provision (benefit) for deferred income taxes	(72)	287	287
Gain on divestitures	—	—	(248)
Excess tax benefits from stock-based compensation awards	(225)	(31)	(23)
Loss on disposal of property and equipment	8	52	8
Foreign currency transaction gain	60	115	369
Changes in operating assets and liabilities:
Accounts receivable	(654)	(1,247)	(640)
Inventory	(2,711)	(2,168)	(3,725)
Prepaid expenses and other assets	553	(236)	303
Accounts payable and other liabilities	(1,086)	861	1,357

Net cash provided by operating activities	5,512	5,388	4,722
Investing activities
Purchases of property and equipment	(1,174)	(2,733)	(1,209)
Payments related to acquisitions, net of cash acquired	(6,559)	(3,291)	(4,373)
Receipts related to divestitures	—	—	500
Purchase of intellectual property	(15)	(164)	(116)

Net cash used in investing activities	(7,748)	(6,188)	(5,198)
Financing activities
Payments of long-term debt	(1,133)	—	—
Payment of deferred acquisition consideration	(745)	—	—
Proceeds from issuance of common stock	10,834	1,219	359
Purchase of treasury stock	(211)	(373)	(2,021)
Common stock cash dividend paid	(2,308)	(1,838)	(1,518)
Excess tax benefits from stock-based compensation awards	225	31	23

Net cash provided by (used in) financing activities	6,662	(961)	(3,157)
Effect of exchange rate changes on cash and cash equivalents	(445)	24	(51)

Net increase (decrease) in cash and cash equivalents	3,981	(1,737)	(3,684)
Cash and cash equivalents at beginning of year	14,711	16,448	20,132

Cash and cash equivalents at end of year	$18,692	$14,711	$16,448

Supplemental disclosures of cash flow information (see Note 13).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

Based on these policies, we recognize revenue, net of allowances for returns and discounts, as well as any sales and value added taxes required to be invoiced, as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts, at the time of shipment of our products to our distributors. Customers returning products are entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, must have at least 18 months remaining prior to its expiration date, or twelve months for our hospital customers in Europe, and generally be returned within 30 days of shipment. These return policies apply to sales to both hospitals and distributors. The amount of products returned to us, either for exchange or credit, has not been material. Nevertheless, we provide for an allowance for future sales returns based on historical return experience. Our cost of replacing defective products has not been material and is accounted for at the time of replacement.

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

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Advertising expense	$462	$421	$717

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2014 our receivables in Italy and Spain totaled $1.1 million and $0.4 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2014, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at Beginning of Period	Additions (recoveries) charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2014	$263	$54	$75	$242
Year ended December 31, 2013	326	(29)	34	263
Year ended December 31, 2012	211	153	38	326

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

In 2014, we recognized an impairment charge of $0.2 million related to trademarks, technology, and manufacturing equipment upon the terminaton of our non-occlusive modeling catheter product line.

This impairment adjustment falls within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. As the product line was terminated, we concluded there would be no additional future cashflows.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2014, 2013, or 2012.

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

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2014, 2013, and 2012, we were not subject to any material litigation or claims and assessments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2014 and 2013.

Accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $2.4 million and $0.3 million as of December 31, 2014 and 2013, respectively.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,915	$3,202	$2,571

Weighted average shares outstanding	16,614	15,317	15,194

Basic earnings per share	$0.24	$0.21	$0.17

Diluted:
Net income available for common stockholders	$3,915	$3,202	$2,571

Weighted-average shares outstanding	16,614	15,317	15,194
Common stock equivalents, if dilutive	394	447	444

Shares used in computing diluted earnings per common share	17,008	15,764	15,638

Diluted earnings per share	$0.23	$0.20	$0.16

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	277	373	549

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

InaVein, LLC

In August 2013, we entered into an Asset Purchase Agreement with InaVein, LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and potential acquisition-related contingent consideration totaling $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and the remaining $0.4 million fixed payment in September 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts.

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

The contingent consideration was initially valued at the date of acquisition and is remeasured each reporting period until the contingency is resolved. . Based upon stronger than expected sales to China, we recorded an increase of $0.1 million in the contingent consideration dependent on the sales performance of the acquired business in the first year following the closing as a charge to general and administrative expense in 2014. The milestone related to the timing of the regulatory approval in China was not achieved. The final potential milestone payment is dependent on sales performance of the acquired business from August 2014 to August 2015. In October 2014, we paid $0.2 million related to the first sales related milestone. We currently do not expect to pay the second sales related milestone.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million is payable in August 2015. The net tangible asset purchase price adjustment of $0.2 million was paid in November 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, a building, and intellectual property. Liabilities assumed include payables and debt.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Allocated Fair Value
(in thousands)
Current assets	$2,110
Property and equipment, net	2,054
Intangible assets	1,794
Goodwill	2,475

Total assets acquired	8,433
Total liabilities assumed	(1,731)

Purchase price	$6,702

Total liabilities assumed of $1.7 million include $1.1 million of assumed debt, which we paid in full in August 2014. The purchase accounting is complete.

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

In September 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe to terminate their distribution of our Omniflow II biosynthetic vascular grafts for $1.3 million. We paid approximately $1.1 million in 2014 with the remainder due in 2015. We recorded $0.4 million of inventory and $0.9 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transactions. The weighted-average amortization period for the acquired intangible assets is 5.0 years.

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

3. Inventory

Inventory consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Raw materials	$3,367	$3,647
Work-in-process	3,464	2,949
Finished products	9,883	6,659

Total inventory	$16,714	$13,255

We held inventory on consignment of $0.8 million and $0.7 million as of December 31, 2014 and 2013, respectively.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Computers and equipment	$2,399	$2,369
Machinery and equipment	7,278	6,570
Building and leasehold improvements	5,721	4,104

Gross property and equipment	15,398	13,043
Less accumulated depreciation	(8,520)	(7,233)

Property and equipment, net	$6,878	$5,810

Depreciation expense is as follows:

	Year ended December 31,
	2014	2013	2012
		(in thousands)
Depreciation expense	$1,795	$1,573	$1,319

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$15,031	$13,749
Additions for acquisitions	2,555	1,282
Effects of currency exchange	(305)	—

Balance at end of year	$17,281	$15,031

Other intangibles consist of the following:

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
	(in thousands)
Product technology	$7,134	$2,777	$4,357	$5,679	$1,932	$3,747
Trademarks and licenses	1,557	1,074	483	1,414	935	479
Customer relationships	3,694	1,781	1,913	2,835	1,441	1,394
Other intangible assets	1,084	680	404	971	447	524

Total identifiable intangible assets	$13,469	$6,312	$7,157	$10,899	$4,755	$6,144

These assets are being amortized over useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of December 31, 2014, is 6.6 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2014	2013	2012
		(in thousands)
Amortization expense	$1,539	$1,220	$915

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2014, is as follows:

	Year ended December 31,
	2015	2016	2017	2018	2019
			(in thousands)
Amortization expense	$1,436	$1,296	$1,051	$935	$771

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Compensation and related taxes	$4,819	$4,710
Income and other taxes	444	885
Professional fees	496	428
Other	1,720	1,970

Total	$7,479	$7,993

7. Commitments and Contingencies

Leases

We conduct certain of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2014 and 2013. Rent expense was as follows:

	Year ended December 31,
	2014	2013	2012
		(in thousands)
Rent expense	$1,435	$1,264	$1,030

At December 31, 2014, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	Year ended December 31,
	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Operating leases	$1,359	$1,091	$792	$846	$850	$3,257

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $3.6 million of inventory through 2016. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

8. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
United States	$5,341	$4,692	$3,918
Foreign	979	(364)	75

Total	$6,320	$4,328	$3,993

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$2,058	$504	$881
State	238	143	100
Foreign	181	192	154

	2,477	839	1,135
Deferred:
Federal	(176)	1,968	503
State	(14)	(84)	12
Foreign	118	(1,597)	(228)

	(72)	287	287

Provision for income taxes	$2,405	$1,126	$1,422

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2014, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $23,000, which may increase within the 12 months ending December 31, 2015. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2023. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2014	2013	2012
	(in thousands)
Unrecognized tax benefits at the beginning of year	$111	$321	$329
Additions for tax positions of current year	20	—	—
Additions for tax positions of prior years	—	—	6
Reductions for settlements with taxing authorities.	(33)	—	—
Reductions for lapses of the applicable statutes of limitations	(75)	(210)	(14)

Unrecognized tax benefits at the end of the year	$23	$111	$321

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Inventory	$524	$824
Net operating loss carryforwards	3,296	2,190
Tax credit carryforwards	585	551
Capital loss carryforwards	1,306	—
Reserves and accruals	434	313
Intangible assets	1,040	1,102
Stock options	312	203
Other	48	38

Total deferred tax assets	7,545	5,221
Deferred tax liabilities:
Property and equipment	(706)	(742)
Goodwill	(3,130)	(2,727)
Foreign branch deferred offset	(1,411)	(1,735)

Total deferred tax liabilities	(5,247)	(5,204)

Net deferred tax assets before valuation allowance	2,298	17
Valuation allowance	(3,157)	(969)

Net deferred tax liabiltity	$(859)	$(952)

Deferred tax classification
Short-term deferred tax asset	$758	$932
Short-term deferred tax liability	(116)	(38)

Net short-term deferred tax asset	$642	$894

Long-term deferred tax asset	$1,418	$1,615
Long-term deferred tax liability	(2,919)	(3,461)

Net long-term deferred tax liability	$(1,501)	$(1,846)

Net deferred tax liability	$(859)	$(952)

We have assessed the need for a valuation allowance against our deferred tax assets and continue to carry a valuation allowance against $3.2 million of foreign deferred tax assets and state credits; based on the weight of available evidence, we believe it is more likely than not such assets will not be realized. We recorded valuation allowances of $2.2 million resulting from the Xenotis acquisition in Australia in 2014. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

In 2014, we released approximately $32,000 of valuation allowances on certain deferred assets associated with foreign subsidiary historical losses as well as state research and development credits. Our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets in Sweden and a portion of our deferred tax assets related to state research and development credits.

Realization of our deferred tax assets is dependent on our generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our deferred tax assets remaining after we apply the valuation allowances, realization is not assured and future events could cause us to change our judgment. In the event that actual results differ from our estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. As of December 31, 2014, we have net operating loss carryforwards in Australia of $5.0 million that do not expire, in France of $3.2 million that do not expire, Spain of $1.3 million that begin to expire in 2029, Italy of $0.8 million that do not expire, Sweden of $0.2 million that do not expire, Switzerland of $0.2 million that begin to expire in 2020 and Norway of $0.1 million that do not expire. We have a capital loss carryforward in Australia of $4.4 million that does not expire. We also have state tax credit carryforwards of approximately $0.9 million that are available to reduce future tax liabilities, which expire at various dates through 2029, or can be carried forward indefinitely. Approximately $0.1 million of these state tax credits relate to excess stock compensation deductions and as such, the benefit of these tax deductions will be credited to additional paid-in capital when we receive a cash benefit from these credits being utilized. Ownership changes, as defined by the Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

A provision has not been made for U.S. or additional non-U.S. taxes on $2.1 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because we plan to keep these amounts permanently reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. However, to the extent such foreign earnings were remitted in the future a deferred tax liability of $0.8 million would be recorded.

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.3%	0.4%	2.3%
Effect of foreign taxes	(1.4%)	(4.1%)	(4.9%)
Subpart F income	1.7%	2.2%	2.1%
Valuation allowance	0.1%	(38.2%)	(6.6%)
Foreign deferred tax liability offset	(1.9%)	36.1%	3.2%
Manufacturing deduction	(3.5%)	(2.9%)	(3.5%)
Research & development tax credits	(2.4%)	(8.0%)	0.6%
Stock options	4.3%	3.6%	3.4%
Uncertain tax positions	(0.2%)	(5.1%)	(0.4%)
Italian permanent differences	3.2%	5.2%	4.9%
Other permanent differences	3.1%	3.0%	4.1%
Other	(1.3%)	(0.2%)	(3.8%)

Effective tax rate	38.0%	26.0%	35.4%

In October 2014, the German tax authority completed an audit of our German subsidiary for the tax years 2009 through 2012. In October 2014, the French tax authority completed an audit of our French subsidiary for the tax years 2011 through 2013. The German audit resulted in additional income taxes of $39,000. The France audit did not result in any material changes to our income tax liability. We are not currently under audit in any tax jurisdictions. As of December 31, 2014, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2011 and forward
Foreign	2008 and forward

9. Stockholders’ Equity

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed a portion of the net proceeds from the offering on our recent acquisitions and expect to use the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, deferred payments related to prior acquisitions, and to fund future acquisitions.

Stock Award Plans

Under our 1997, 1998, 2000, and 2004 stock option plans, we authorized the granting of options in the form of incentive stock options or non-qualified stock options to employees, directors, and consultants to purchase up to 1,688,702 shares of common stock. The stock options provide the holder the right to purchase common stock at a specific exercise price and the expected term will not exceed ten years. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant, except with respect to one non-qualified option issued under our 1997 stock option plan.

In May 2006 we approved a 2006 Stock Option and Incentive Plan (the 2006 Plan), which became effective upon the initial public offering. In 2010 we amended the 2006 Plan to increase the aggregate pool of available shares to 3,000,000 of common stock. The plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. In connection with the adoption of the 2006 Plan, no further option grants are permitted under the 1997, 1998, 2000, and 2004 stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued or treasury shares. The total number of shares currently authorized for stock award plans is 4,618,003 of which approximately 279,322 remain available for grant as of December 31, 2014.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2014	2013	2012
Dividend yield	1.8%	1.8%	1.6%
Volatility	45.2%	57.8%	61.8%
Risk-free interest rate	2.0%	1.5%	0.6%
Weighted average expected option term (in years)	5.5	5.5	5.5
Weighted average fair value per share of options granted	$2.81	$3.01	$2.91
Aggregate intrinsic value of options exercised	$819,478	$1,009,726	$340,678

A summary of option activity as of December 31, 2014 and the year then ended is presented below:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate Intrinsic Value
	of Shares	Exercise Price	Contractual Term
			(in years)
Balance outstanding at December 31, 2013	1,862,800	$5.81	4.82	$4,815,870
Granted	508,537	$8.12
Exercised (1)	(103,064)	$3.33		$819,478
Canceled / Expired	(29,539)	$8.04

Balance outstanding at December 31, 2014 (2)	2,238,734	$6.42	4.41	$3,767,658

Vested and exercisable at December 31, 2014	1,163,508	$5.54	3.91	$3,235,564
Expected to vest at December 31, 2014 (3)	794,290	$7.31	4.88

Total	1,957,798

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the day of exercise.
(2)	The aggregate intrinsic value represents the difference between the exercise price and $7.65, the closing price of our stock on December 31, 2014, for all in-the-money options outstanding.
(3)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions set forth by the FASB.

Restricted Stock Units

A summary of our RSU activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance outstanding at December 31, 2013	254,297	$6.25
Granted	84,345	$7.87
Vested (1)	(71,542)	$5.58
Canceled	(46,802)	$6.50

Balance outstanding at December 31, 2014	220,298	$7.04

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2014, 2013, and 2012 were $0.5 million, $0.8 million, and $0.7 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2014	2013
Shares of common stock repurchased	27,092	41,259
Average per share repurchase price	$7.80	$6.90
Aggregage purchase price	$211,379	$284,583

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2014	2013	2012
		(in thousands)
Stock option awards	$917	$789	$692
Restricted stock units	385	464	521

Total stock-based compensation	$1,302	$1,253	$1,213

We expect to record the unamortized portion of share-based compensation expense of $3.0 million for existing stock options and RSUs outstanding at December 31, 2014, over a weighted-average period of 3.5 years.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The repurchase program concluded as of December 31, 2013. The following is a summary of the stock repurchase activity for the years ended.

	December 31, 2013		December 31, 2012
	Shares	Total	Shares	Total
	Purchased	Purchased	Purchased	Purchased
( $ in thousands)
Share repurchases	15,323	$88	304,846	$1,759

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

Fiscal Year 2013
March 20, 2013	April 3, 2013	$0.030	$457
May 22, 2013	June 5, 2013	$0.030	$457
August 21, 2013	September 4, 2013	$0.030	$460
November 20, 2013	December 4, 2013	$0.030	$464

On February 23, 2015, our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on April 3, 2015, to stockholders of record at the close of business on March 20, 2015, which will total approximately $0.7 million.

10. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $30,000 and $40,000 for 2014 and 2013, respectively. Our 2012 contributions were funded from employee forfeitures.

11. Restructuring Charges

In July 2011, we adopted a reorganization plan of our European administrative and stent graft sales personnel as a result of our exit from our stent graft business. We terminated 6 employees and recorded severance charges of $0.3 million during the year ended December 31, 2011. The final severance payments were made in March 2012.

In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense during the year ended December 31, 2014.

In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense during the year ended December 31, 2014.

The 2014 restructuring plans were paid in full during the year ended December 31, 2014.

The components of the restructuring charges are as follows:

Year ended
December 31, 2014
(in thousands)
Severance	$499
Other	27

Total	$526

Activity related to accrued restructuring costs is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$—	$—	$101
Plus:
Current year restructuring costs	526	—	—
Less:
Payment of employee severance costs	499	—	101
Payment of other expenses	27	—	—

Balance at end of year	$—	$—	$—

12. Segment and Enterprise-wide Disclosures

The FASB establishes standards for reporting information regarding operating segments in financial statements. Operating segments are identified as components of an enterprise that engage in business activities for which separate, discrete financial information is available and are regularly reviewed by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for product sales by product line and by legal entity for local reporting purposes.

Most of our revenues were generated in the United States, Germany, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
United States	$41,545	$39,240	$36,542
Germany	7,639	6,939	5,647
Japan	2,209	2,413	2,674
Other countries	19,704	15,957	11,872

Net sales	$71,097	$64,549	$56,735

Total property and equipment held by geography were as follows:

	As of December 31,
	2014	2013
	(in thousands)
United States	$4,786	$5,391
Australia	1,802	3
Germany	186	229
Other countries	104	187

Total property and equipment	$6,878	$5,810

13. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid for income taxes, net	$2,088	$1,019	$544

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

We had no Level 1 assets being measured at fair value on a recurring basis as of December 31, 2014.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2014.

As discussed in Notes 1 and 2, several measurements of acquisition-related assets and impairments of intangible assets were measured using Level 3 techniques. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

	Year ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$99	$—
Additions	—	42
Payments	(237)	—
Change in fair value included in earnings	138	57

Ending balance	$—	$99

15. Quarterly Financial Data (unaudited)

	Three months ended
2014	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$16,754	$18,161	$17,501	$18,681
Gross profit	11,224	12,376	12,003	12,828
Income (loss) from operations	(231)	1,980	1,852	2,739
Net income (loss)	(207)	1,272	934	1,916
Earnings per share
Basic	$(0.01)	$0.08	$0.05	$0.11
Diluted	$(0.01)	$0.08	$0.05	$0.11

	Three months ended
2013	March 31	June 30 (1)	September 30	December 31
	(in thousands, except per share data)
Total net sales	$15,382	$15,951	$15,300	$17,916
Gross profit	11,206	11,237	10,716	11,956
Income from operations	1,123	1,447	776	1,172
Net income	846	889	721	746
Earnings per share
Basic	$0.06	$0.06	$0.05	$0.05
Diluted	$0.05	$0.06	$0.05	$0.05

(1)	During the second quarter of 2013, we identified an error in our historic inventory valuation that resulted in an understatement of the periodic carrying amount of our inventory. We corrected this error which resulted in an understatement of cost of sales of $0.4 million and an overstatement of net income of $0.3 million in the three months ended June 30, 2013.

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

1.1	Underwriting Agreement dated as of May 30, 2014, among the Registrant, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.5	Amendment No. 4 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-Q	8/7/14	001-33092

2.6	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	001-33092

2.7	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), the Registrant and LeMaitre Vascular Pty Ltd.	10-Q	11/6/14	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	333-133532

10.3	Director Compensation Policy	10-K	3/27/12	001-33092

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	001-33092

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	001-33092

10.15	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.16	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.17	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.18†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.19†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.21	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.22	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.23	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.24	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.25	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.26	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.27	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.28	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.29†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

21.1	List of Subsidiaries				X

23.1	Consent of Ernst & Young LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.