Form 10-Q
period 2015-03-31
LEMAITRE VASCULAR INC
filed 2015-05-07
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 17,545,735 shares of common stock, $.01 par value per share, outstanding as of May 1, 2015.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$17,025	$18,692
Accounts receivable, net of allowances of $289 at March 31, 2015 and $242 at December 31, 2014	11,877	10,803
Inventory	16,456	16,714
Prepaid expenses and other current assets	2,439	2,379

Total current assets	47,797	48,588
Property and equipment, net	6,594	6,878
Goodwill	17,132	17,281
Other intangibles, net	6,619	7,157
Deferred tax assets	1,263	1,418
Other assets	168	170

Total assets	$79,573	$81,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,128	$1,127
Accrued expenses	6,023	7,479
Acquisition-related obligations	1,237	1,435

Total current liabilities	8,388	10,041
Deferred tax liabilities	2,917	2,919
Other long-term liabilities	341	325

Total liabilities	11,646	13,285
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 18,918,516 shares at March 31, 2015, and 18,778,436 shares at December 31, 2014	189	188
Additional paid-in capital	76,041	75,389
Retained earnings	3,917	3,248
Accumulated other comprehensive loss	(3,961)	(2,365)
Treasury stock, at cost; 1,407,959 shares at March 31, 2015, and 1,407,211 shares at December 31, 2014	(8,259)	(8,253)

Total stockholders’ equity	67,927	68,207

Total liabilities and stockholders’ equity	$79,573	$81,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2015	2014
	(in thousands, except per share data)

Net sales	$18,947	$16,754
Cost of sales	5,830	5,530

Gross profit	13,117	11,224

Sales and marketing	5,858	6,229
General and administrative	3,617	3,315
Research and development	1,152	1,344
Restructuring charges	—	403
Medical device excise tax	181	164

Total operating expenses	10,808	11,455

Income (loss) from operations	2,309	(231)

Other income (expense):
Foreign currency gain (loss)	17	(42)

Income (loss) before income taxes	2,326	(273)
Provision (benefit) for income taxes	957	(66)

Net income (loss)	$1,369	$(207)

Earnings per share of common stock:
Basic	$0.08	$(0.01)

Diluted	$0.08	$(0.01)

Weighted-average shares outstanding:
Basic	17,422	15,586

Diluted	17,796	15,586

Cash dividends declared per common share	$0.040	$0.035

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands)
Net income (loss)	$1,369	$(207)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,596)	27

Total other comprehensive income (loss)	(1,596)	27

Comprehensive loss	$(227)	$(180)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$1,369	$(207)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	832	831
Stock-based compensation	328	278
Provision of doubtful accounts	52	31
Provision for inventory write-downs	139	75
Excess tax benefits from stock-based compensation awards	—	(28)
Loss on disposal of property and equipment	—	4
Foreign currency transaction gain	19	5
Changes in operating assets and liabilities:
Accounts receivable	(1,656)	68
Inventory	(395)	(997)
Prepaid expenses and other assets	(165)	63
Accounts payable and other liabilities	(1,123)	(1,812)

Net cash used in operating activities	(600)	(1,689)
Investing activities
Purchases of property and equipment	(323)	(433)
Payments related to acquisitions, net of cash acquired	(138)	(193)
Purchase of intellectual property	—	(13)

Net cash used in investing activities	(461)	(639)
Financing activities
Proceeds from issuance of common stock	325	96
Purchase of treasury stock	(6)	(1)
Common stock cash dividend paid	(700)	—
Excess tax benefits from stock-based compensation awards	—	28

Net cash provided by (used in) financing activities	(381)	123
Effect of exchange rate changes on cash and cash equivalents	(225)	(2)

Net decrease in cash and cash equivalents	(1,667)	(2,207)
Cash and cash equivalents at beginning of period	18,692	14,711

Cash and cash equivalents at end of period	$17,025	$12,504

Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, LeMaitre Vascular ULC, LeMaitre Vascular AS, LeMaitre Vascular Pty Ltd, Xenotis Pty Ltd, and LeMaitre Medical Technology (Shanghai) Co., Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Our 2015 income tax expense varies from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from a mix of our foreign entities. Our 2014 income tax expense varies from the statutory rate mainly due to certain permanent items, a discrete item related to a provision to return benefit, lower statutory rates from a mix of our foreign entities and establishing an uncertain tax position reserve.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $72,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2024. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2015
(in thousands)
Unrecognized tax benefits at the beginning of year	$23
Additions for tax positions of current year	49
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits at the end of the period	$72

As of March 31, 2015, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2011 and forward
Foreign	2008 and forward

3.	Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$3,585	$3,367
Work-in-process	2,941	3,464
Finished products	9,930	9,883

Total inventory	$16,456	$16,714

We held inventory on consignment of $0.8 million as of March 31, 2015 and December 31, 2014.

4.	Acquisition and Divestitures

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

The contingent consideration was initially valued at the date of acquisition and is remeasured each reporting period until the contingency is resolved. Based upon stronger than expected sales to China, we recorded an increase of $0.1 million in the contingent consideration dependent on the sales performance of the acquired business in the first year following the closing as a charge to general and administrative expense in 2014. In October 2014, we paid $0.2 million for the first sales related milestone. The milestone related to the timing of the regulatory approval in China was not achieved. The final potential milestone payment is dependent on sales performance of the acquired business from August 2014 to August 2015. We currently do not expect to pay the second sales related milestone.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million is payable in August 2015. The net tangible asset purchase price adjustment of $0.2 million was paid in November 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, a building, and intellectual property. We recorded $2.1 million of tangible assets, $2.1 million of property and equipment, $1.8 million of intangible assets, and $2.5 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of August 31, 2014 was 6.8 years. Liabilities assumed include payables and debt which totaled $1.7 million and included $1.1 million of assumed debt, which we paid in full in August 2014. The purchase accounting is complete.

The goodwill of $2.5 million will not be deductible for tax purposes. In addition, we acquired deferred tax assets of $2.4 million which consist primarily of net operating loss carry-forwards and capital loss carry-forwards. We recorded a full valuation allowance on these deferred tax assets.

In September 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe to terminate their distribution of our Omniflow II biosynthetic vascular grafts for $1.3 million. We paid approximately $1.1 million in 2014 and $0.2 million in 2015 with the remaining $20,000 due in 2015. We recorded $0.4 million of inventory and $0.9 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transactions. The weighted-average amortization period for the acquired intangible assets as of September 30, 2014 was 5.0 years.

Angioscope

In September 2014, we entered into an asset purchase agreement with Applied Medical Resource Corporation (Applied Medical) to acquire substantially all the assets related to Applied Medical’s angioscope product line for $0.4 million. We paid $0.3 million at closing and the remaining $0.1 million is payable in December 2015. We accounted for the acquisition as a business combination. Assets acquired include inventory, property and equipment, and intellectual property. We recorded $0.1 million of tangible assets, $0.3 million of intangible assets, and $0.1 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of September 30, 2014 was 7.5 years. The goodwill will be deductible for tax purposes over 15 years. The purchase accounting is complete.

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

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at beginning of year	$17,281
Effects of currency exchange	(149)

Balance at March 31, 2015	$17,132

Other intangibles consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$7,039	$2,950	$4,089	$7,134	$2,777	$4,357
Trademarks and licenses	1,548	1,112	436	1,557	1,074	483
Customer relationships	3,540	1,813	1,727	3,694	1,781	1,913
Other intangible assets	1,069	702	367	1,084	680	404

Total identifiable intangible assets	$13,196	$6,577	$6,619	$13,469	$6,312	$7,157

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of March 31, 2015 is 6.7 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)

Amortization expense	$379	$399

Estimated amortization expense for the remainder of 2015 and each of the five succeeding fiscal years is as follows:

	2015	2016	2017	2018	2019	2020
	(in thousands)

Amortization expense	$1,035	$1,268	$1,023	$907	$747	$500

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Compensation and related taxes	$3,396	$4,819
Income and other taxes	711	444
Professional fees	436	496
Other	1,480	1,720

Total	$6,023	$7,479

7.	Restructuring

In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014. We made approximately $0.1 million of severance related payments during the three months ended March 31, 2014.

In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense for the three months ended June 30, 2014.

We did not incur restructuring charges during the three months ended March 31, 2015.

8.	Commitments and Contingencies

Purchase Commitments

As of March 31, 2015, as part of our normal course of business, we have purchase commitments to purchase $4.7 million of inventory through 2016.

9.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Germany, Italy, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2015	2014
	(in thousands)
United States	$10,748	$10,001
Germany	2,418	1,880
Italy	694	648
Other countries	5,087	4,225

Net Sales	$18,947	$16,754

10.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2015	2014
	(in thousands)
Stock option awards	$229	$198
Restricted stock units	99	80

Total share-based compensation	$328	$278

We did not issue option grants in the three months ended March 31, 2015 and 2014. The weighted-average fair value per share of restricted stock unit grants issued for the three months ended March 31, 2015 was $7.42. We did not issue restricted stock unit grants in the three months ended March 31, 2014.

We issued approximately 140,000 and 23,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the three months ended March 31, 2015 and 2014, respectively.

11.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2015	2014
	(in thousands, except per share data)
Basic:
Net income (loss) available for common stockholders	$1,369	$(207)

Weighted average shares outstanding	17,422	15,586

Basic earnings per share	$0.08	$(0.01)

Diluted:
Net income (loss) available for common stockholders	$1,369	$(207)

Weighted-average shares outstanding	17,422	15,586
Common stock equivalents, if diluted	374	—

Shares used in computing diluted earnings per common share	17,796	15,586

Diluted earnings per share	$0.08	$(0.01)

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	277	616

12.	Stockholders’ Equity

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed the net proceeds from the offering on acquisitions consummated in 2014 and used the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, payments related to acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700

Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

We funded the dividend on March 31, 2015 which was then distributed to shareholders on April 3, 2015.

On April 23, 2015 our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on June 5, 2015 to stockholders of record at the close of business on May 22, 2015, which will total approximately $0.7 million.

13.	Supplemental Cash Flow Information

	Three months ended
	March 31,
	2015	2014
	(in thousands)
Cash paid for income taxes, net	$695	$124

14.	Fair Value Measurements

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

As of March 31, 2015, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $10.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2015.

As discussed in Note 4, we have one remaining acquisition-related contingent liability which is remeasured each reporting period using Level 3 techniques based on an assessment of the probability that we will be required to make such future payment. There were no changes in estimated liability associated with this milestone as we currently do not expect to pay the second sales related milestone.

15.	Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the three months ended March 31, 2015 and 2014, respectively.

	Three months ended
	March 31,
	2015	2014
Beginning balance	$(2,365)	$(253)

Other comprehensive income (loss) before reclassifications	(1,596)	27
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income (loss)	(1,596)	27

Ending Balance	$(3,961)	$(226)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to product demand and market acceptance of the Company’s products; the risk that the XenoSure product is not as accretive and does not achieve the gross margins currently anticipated by the Company; the risk that the Company experiences increased expense, production delays or quality difficulties in increasing the production of our XenoSure manufacturing operations; risks related to attracting, training and retaining sales representatives and other employees in new markets such as Australia and Norway; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 18, 2015. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context requires otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboSure, MultiTASC, Omniflow, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $4 billion, within which our core product lines address roughly $750 million. We have grown our business by using a three-pronged strategy: competing for sales of niche products, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, biosynthetic vascular grafts, angioscopes, and powered phlebectomy devices.

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

We sell our products primarily through a direct sales force. As of March 31, 2015 our sales force was comprised of 81 sales representatives in North America, Europe, Japan, and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In the three months ended March 31, 2015, approximately 93% of our net sales were generated in territories in which we employ direct sales representatives.

We have experienced success in niche product segments, for example the market segments for biologic patches and valvulotome devices. In the biologic patch market segment, we believe that we have been able to increase segment share and increase selling prices. In the valvulotome market segment, we believe that we have been able to increase selling prices without compromising market segment share. There can be no assurance that we will not meet resistance to increased selling prices in the future. In contrast, we have experienced less success in highly competitive product segments such as polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. We have also experienced less success in segments such as radiopaque tape, where we face recently introduced competitive products. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive market segments.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose vein removal system. The purchase price consisted of $2.5 million plus potential contingent consideration of up to $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. In October 2014, we paid $0.2 million related to the 2014 sales milestone. The milestone related to the timing of the regulatory approval in China was not achieved.

•	In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

•	In September 2014, we terminated our non-occlusive modeling catheter product line.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In November 2012, we initiated a project to build a clean room for the manufacturing of our biologic vascular patch and we completed this transition in the second quarter of 2014. Margins on our biologic vascular patch were negatively impacted as we commenced production, but have improved as production quantities have increased.

•	In January 2014, we initiated a project to transfer the manufacturing of the Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March and completed the manufacturing transfer during the second quarter of 2014.

•	We initiated the transfer of the manufacturing of our newly acquired angioscope product line to our facility in Burlington. We have been purchasing the devices from Applied Medical since the acquisition. We expect the manufacturing transfer to be complete by December 2015.

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

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2015, approximately 39% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect. For the three months ended March 31, 2015, the negative effects of foreign exchange reduced sales by $1.5 million. As of April 28, 2015, we estimate that the strong U.S. dollar could decrease our 2015 revenues by approximately $5.1 million, reduce gross margin by 1.9%, and reduce operating income by approximately $2.5 million as compared to the exchange rates for the year ended December 31, 2014. However, the actual impact of fluctuations in exchange rates in 2015 may vary materially and adversely from these estimates.

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

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2015	2014	change
	($ in thousands)
Net sales	$18,947	$16,754	13%

Net sales by geography:
Americas	$11,583	$10,341	12%
International	7,364	6,413	15%

Total	$18,947	$16,754	13%

Net sales. Net sales increased 13% to $18.9 million for the three months ended March 31, 2015, compared to $16.8 million for the three months ended March 31, 2014. Sales increases for the three months ended March 31, 2015 were primarily driven by increased sales of our biologic vascular patches of $0.6 million, valvulotomes of $0.6 million, radiopaque tape of $0.2 million (driven by $0.3 million of OEM tape sales) and powered phlebectomy devices of $0.2 million, and were partially offset by decreased sales of cholangiogram catheters of $0.2 million, catheters of $0.2 million and the negative effects of foreign exchange of $1.5 million. Our biosynthetic vascular graft, acquired in August 2014, contributed $1.0 million of sales during the three months ended March 31, 2015.

Direct-to-hospital net sales were 93% for the three months ended March 31, 2015 and 2014.

Net sales by geography. Net sales in the Americas increased $1.2 million for the three months ended March 31, 2015. The increase was primarily driven by valvulotomes, biologic vascular patches, radiopaque tape, and vessel closure systems and was partially offset by decreased sales of cholangiogram catheters and catheters. International net sales increased $1.0 million for the three months ended March 31, 2015. The increase was primarily driven by our newly acquired biosynthetic vascular graft sales as well as increased sales in biologic vascular patches and valvulotomes. Recently, we have experienced stronger sales growth in Europe as well as other non-traditional markets such as China and Saudi Arabia as compared to the United States and Canada. This trend may continue through 2015.

	Three months ended March 31,
(unaudited)					Percent
	2015	2014	$ Change		change
	($ in thousands)
Gross profit	$13,117	$11,224	$1,893		17%

Gross margin	69.2%	67.0%		*	2.2%

*	Not applicable

Gross Profit. Gross profit increased $1.9 million to $13.1 million for the three months ended March 31, 2015, while gross margin increased 2.2% to 69.2% in the period. The gross margin increase was largely driven by the completion of the biologic vascular patch manufacturing transition in the second quarter of 2014 resulting in reduced manufacturing costs in the current year, other manufacturing efficiencies, and by higher average selling prices across all product lines. These increases were partially offset by the negative impact of foreign exchange on our international sales results and costs associated with our biologic vascular graft. The gross profit increase was a result of higher sales and the improved gross margin.

	Three months ended March 31,
(unaudited)				Percent
	2015	2014	$ Change	change
	($ in thousands)
Sales and marketing	$5,858	$6,229	$(371)	(6%)
General and administrative	3,617	3,315	302	9%
Research and development	1,152	1,344	(192)	(14%)
Restructuring charges	—	403	(403)	*
Medical device excise tax	181	164	17	10%

Total	$10,808	$11,455	$(647)	(6%)

	Three months ended March 31,
	2015	2014
	% of Net Sales	% of Net Sales	Change

Sales and marketing	31%	37%	(6%)
General and administrative	19%	20%	(1%)
Research and development	6%	8%	(2%)
Restructuring charges	0%	2%	(2%)
Medical device excise tax	1%	1%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2015, sales and marketing expense decreased 6% to $5.9 million. Selling expense decreased $0.3 million while marketing expense decreased $0.1 million. The decreases were driven by changes in foreign currency exchange rates of $0.5 million and were partly offset by increased compensation related costs. As a percentage of net sales, sales and marketing expense was 31% in the three months ended March 31, 2015. We plan to increase the size of our sales force in 2015, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. For the three months ended March 31, 2015, general and administrative expense increased 9% to $3.6 million. The general and administrative expense increases were driven by increased professional services of $0.3 million and compensation related costs, and were partially offset by changes in foreign currency exchange rates of $0.2 million. As a percentage of net sales, general and administrative expense was 19% in the three months ended March 31, 2015. We expect general and administrative expenses to increase in 2015 primarily due to our new subsidiary in China.

Research and development. For the three months ended March 31, 2015, research and development expense decreased 14% to $1.2 million. Product development expenses were relatively flat. Clinical and regulatory expenses decreased $0.1 million primarily due to costs related to regulatory submissions for new products in geographies such as China and Australia completed in the prior year period. As a percentage of net sales, research and development expense was 6% for the three months ended March 31, 2015.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our recently acquired Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014. In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense for the three months ended June 30, 2014. We did not incur restructuring charges during the three months ended March 31, 2015.

Medical device excise tax. The medical device excise tax was $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Income tax expense. We recorded a provision for taxes of $1.0 million on pre-tax income of $2.3 million for the three months ended March 31, 2015, compared to a benefit for taxes of $0.1 million on a pre-tax loss of $0.3 million for the three months ended March 31, 2014. Our 2015 provision was based on the estimated annual effective tax rate of 37.1%, comprised of estimated federal and state income taxes of approximately $3.1 million, as well as foreign income taxes of $0.4 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities. Our 2014 provision was based on the estimated annual effective tax rate of 37.2%, comprised of estimated federal and state income taxes of approximately $1.8 million, as well as foreign income taxes of $0.4 million. Our 2014 income tax expense varied from the statutory rate amounts mainly due to discrete item related to a provision to return benefit, establishing an uncertain tax provision reserve in Japan, lower statutory rates from our foreign entities, offset by certain permanent items. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of March 31, 2015, we carry a valuation allowance against $3.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards and state research and development credit carry-forwards, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate to increase in 2015 if the Federal research and development tax credit is not reinstated in 2015. If the Federal research and development tax credit is reinstated in 2015, we expect our effective tax rate will be similar to our effective tax rate in 2014. We will not be able to generate Federal research and development tax credits in 2015 until and if legislation is enacted.

Liquidity and Capital Resources

At March 31, 2015, our cash and cash equivalents were $17.0 million as compared to $18.7 million at December 31, 2014. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $2.3 million for the three months ended March 31, 2015. For the year ended December 31, 2014, we recognized operating income of $6.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility, with a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed the net proceeds from the offering on acquisitions consummated in 2014 and used the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, payments related to acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700

Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

We funded the dividend on March 31, 2015 which was then distributed to shareholders on April 3, 2015.

On April 23, 2015 our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on June 5, 2015 to stockholders of record at the close of business on May 22, 2015, which will total approximately $0.7 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2015	2014	Net Change
Cash and cash equivalents	$17,025	$12,504	$4,521

Cash flows provided by (used in):
Operating activities	$(600)	$(1,689)	$1,089
Investing activities	(461)	(639)	178
Financing activities	(381)	123	(504)

Net cash used in operating activities. Net cash used in operating activities was $0.6 million for the three months ended March 31, 2015, and consisted of $1.4 million net income, adjusted for non-cash items of $1.4 million (including depreciation and amortization of $0.8 million, stock-based compensation of $0.3 million, and provision for inventory write-offs of $0.1 million) and was offset by changes in working capital of $3.3 million. The net cash used by changes in working capital was driven by increases in accounts receivable of $1.7 million and inventory of $0.4 million, and decreases in accounts payable and other liabilities of $1.3 million, primarily due to annual compensation payments.

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2014, and consisted of a $0.2 million net loss, adjusted for non-cash items of $1.2 million (including depreciation and amortization of $0.8 million, stock-based compensation of $0.3 million, and provision for inventory write-offs of $0.1 million) and was offset by changes in working capital of $2.7 million. The net cash used by changes in working capital was driven by increases in inventory of $1.0 million, primarily related to powered phlebectomy devices, and decreases in accounts payable and other liabilities of $1.8 million, primarily due to annual compensation payments.

Net cash used in investing activities. Net cash used in investing activities was $0.5 million for three months ended March 31, 2015. This was driven by the purchase of property and equipment of $0.3 million and acquisition related payments of $0.1 million, primarily consisting of distributor termination payments associated with our recently acquired biologic vascular graft.

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2014. This was primarily driven by the purchase of property and equipment of $0.4 million and distributor buyout payments of $0.2 million.

Net cash provided by financing activities. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2015, driven primarily by payments of common stock dividends of $0.7 million and partially offset by proceeds from stock option exercises of $0.3 million.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2014, driven primarily by proceeds from stock option exercises.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of March 31, 2015:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$7,805	$1,287	$1,782	$1,689	$3,047
Purchase commitments for inventory	4,740	4,584	156	—	—

Total contractual obligations	$12,545	$5,871	$1,938	$1,689	$3,047

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no material changes in our critical accounting policies during the three months ended March 31, 2015. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2015, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, employment, product liability, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 7, 2015, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 18, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
January 1, 2015 through January 31, 2015	748	$7.42	N/A	N/A
February 1, 2015 through February 28, 2015	—	$—	N/A	N/A
March 1, 2015 through March 31, 2015	—	$—	N/A	N/A

Total	748	$7.42	N/A	N/A

(1)	For the three months ended March 31, 2015, we repurchased 748 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2015.

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