Form 10-Q
period 2015-06-30
LEMAITRE VASCULAR INC
filed 2015-08-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 17,718,971 shares of common stock, $.01 par value per share, outstanding as of August 3, 2015.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,430	$18,692
Accounts receivable, net of allowances of $272 at June 30, 2015 and $242 at December 31, 2014	12,242	10,803
Inventory	15,781	16,714
Prepaid expenses and other current assets	2,856	2,379

Total current assets	50,309	48,588
Property and equipment, net	6,610	6,878
Goodwill	17,900	17,281
Other intangibles, net	6,941	7,157
Deferred tax assets	1,309	1,418
Other assets	168	170

Total assets	$83,237	$81,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,293	$1,127
Accrued expenses	6,595	7,479
Acquisition-related obligations	1,351	1,435

Total current liabilities	9,239	10,041
Deferred tax liabilities	2,918	2,919
Other long-term liabilities	641	325

Total liabilities	12,798	13,285
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 19,081,098 shares at June 30, 2015, and 18,778,436 shares at December 31, 2014	191	188
Additional paid-in capital	77,053	75,389
Retained earnings	4,979	3,248
Accumulated other comprehensive loss	(3,525)	(2,365)
Treasury stock, at cost; 1,407,959 shares at June 30, 2015, and 1,407,211 shares at December 31, 2014	(8,259)	(8,253)

Total stockholders’ equity	70,439	68,207

Total liabilities and stockholders’ equity	$83,237	$81,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net sales	$19,897	$18,161	$38,844	$34,915
Cost of sales	6,767	5,785	12,597	11,315

Gross profit	13,130	12,376	26,247	23,600

Sales and marketing	5,519	5,537	11,376	11,766
General and administrative	3,303	3,296	6,921	6,611
Research and development	1,331	1,137	2,484	2,481
Restructuring charges	—	89	—	492
Impairment charges	—	161	—	161
Medical device excise tax	183	176	363	340

Total operating expenses	10,336	10,396	21,144	21,851

Income from operations	2,794	1,980	5,103	1,749

Other income (expense):
Interest income	4	—	4	—
Foreign currency gain (loss)	26	20	43	(22)

Income before income taxes	2,824	2,000	5,150	1,727
Provision for income taxes	1,057	728	2,014	662

Net income	$1,767	$1,272	$3,136	$1,065

Earnings per share of common stock:
Basic	$0.10	$0.08	$0.18	$0.07

Diluted	$0.10	$0.08	$0.17	$0.07

Weighted-average shares outstanding:
Basic	17,582	16,113	17,503	15,852

Diluted	18,065	16,545	17,930	16,290

Cash dividends declared per common share	$0.040	$0.035	$0.080	$0.070

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$1,767	$1,272	$3,136	$1,065
Other comprehensive income (loss):
Foreign currency translation adjustment, net	436	(24)	(1,160)	3

Total other comprehensive income (loss)	436	(24)	(1,160)	3

Comprehensive income	$2,203	$1,248	$1,976	$1,068

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net income	$3,136	$1,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,672	1,620
Stock-based compensation	609	543
Accrued contingent earnout	—	229
Impairment charges	—	161
Provision of doubtful accounts	56	24
Provision for inventory write-downs	310	407
Excess tax benefits from stock-based compensation awards	—	(28)
Loss on disposal of property and equipment	—	4
Foreign currency transaction gain (loss)	(13)	23
Changes in operating assets and liabilities:
Accounts receivable	(1,849)	(813)
Inventory	351	(2,140)
Prepaid expenses and other assets	(552)	87
Accounts payable and other liabilities	(418)	(1,248)

Net cash provided by (used in) operating activities	3,302	(66)
Investing activities
Purchases of property and equipment	(793)	(549)
Proceeds from disposal of property and equipment	15	—
Payments related to acquisitions, net of cash acquired	(1,268)	(193)
Purchase of intellectual property	—	(7)

Net cash used in investing activities	(2,046)	(749)
Financing activities
Proceeds from issuance of common stock	1,058	10,682
Purchase of treasury stock	(6)	(7)
Common stock cash dividend paid	(1,405)	(1,093)
Excess tax benefits from stock-based compensation awards	—	28

Net cash provided by (used in) financing activities	(353)	9,610
Effect of exchange rate changes on cash and cash equivalents	(165)	6

Net increase in cash and cash equivalents	738	8,801
Cash and cash equivalents at beginning of period	18,692	14,711

Cash and cash equivalents at end of period	$19,430	$23,512

Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2017, allows for either full retrospective or modified retrospective application, and early adoption is not permitted. We are assessing the new standard and which adoption method we will apply. We have not yet determined the impact on our results of operations.

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

Our 2015 income tax expense varies from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises. Our 2014 income tax expense varies from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities, and discrete items related to certain foreign branch losses previously not deductible and the release of a valuation allowance on certain foreign loss carryforwards.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $73,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2024. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2015
(in thousands)
Unrecognized tax benefits at the beginning of year	$23
Additions for tax positions of current year	50
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits at the end of the period	$73

As of June 30, 2015, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2011 and forward
Foreign	2008 and forward

3.	Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$3,541	$3,367
Work-in-process	2,494	3,464
Finished products	9,746	9,883

Total inventory	$15,781	$16,714

We held inventory on consignment of $0.9 and $0.8 million as of June 30, 2015 and December 31, 2014, respectively.

4.	Acquisition and Divestitures

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

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining is payable in August 2015. The final payment is estimated to be $1.1 million based upon the foreign exchange rates as of August 3, 2015.

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

UreSil, LLC

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for $1.4 million. We paid $1.1 million with the remaining $0.3 million payable at various points in 2016 and 2017. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property. We did not assume any liabilities.

The following table summarizes the preliminary purchase price allocation at the date of the acquisition:

Allocated Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill will be deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Technology	391	7.0 years
Customer relationships	17	7.0 years

Total intangible assets	$545

Following the acquisition, we entered into definitive agreements with seven former UreSil distributors to terminate their distribution of the Tru-Incise valvulotome for $0.2 million. We paid approximately $0.1 million to date with the remainder primarily due in 2015. We recorded approximately $0.2 million of intangible assets with a weighted-average amortization period of 3.0 years.

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

Non-occlusive modeling catheter divestiture

In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with our non-occlusive modeling catheter product line for $0.4 million which we will recognize as a gain on divestiture in the three months ended September 30, 2015. During the three months ended June 30, 2014, we recognized an impairment charge of $0.2 million on our non-occlusive modeling catheter product line. Additionally, we recognized a $0.3 million charge to cost of sales related to the non-occlusive modeling catheter inventory.

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

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at beginning of year	$17,281
Additions for acquisitions	742
Effects of currency exchange	(123)

Balance at June 30, 2015	$17,900

Other intangibles consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$7,446	$3,131	$4,315	$7,134	$2,777	$4,357
Trademarks and licenses	1,567	1,151	416	1,557	1,074	483
Customer relationships	3,681	1,960	1,721	3,694	1,781	1,913
Other intangible assets	1,222	733	489	1,084	680	404

Total identifiable intangible assets	$13,916	$6,975	$6,941	$13,469	$6,312	$7,157

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of June 30, 2015 is 7.2 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortization expense	$369	$340	$748	$739

Estimated amortization expense for the remainder of 2015 and each of the five succeeding fiscal years is as follows:

	2015	2016	2017	2018	2019	2020
	(in thousands)
Amortization expense	$740	$1,406	$1,155	$1,013	$831	$570

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Compensation and related taxes	$3,751	$4,819
Income and other taxes	831	444
Professional fees	482	496
Other	1,531	1,720

Total	$6,595	$7,479

7.	Restructuring

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

We did not incur restructuring charges during the six months ended June 30, 2015.

8.	Commitments and Contingencies

Purchase Commitments

As of June 30, 2015, as part of our normal course of business, we have purchase commitments to purchase $3.0 million of inventory through 2016.

9.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States, Germany, Italy, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended June 30,		Six months ended June 30 ,
	2015	2014	2015	2014
	(in thousands)
United States	$11,256	$10,615	$22,004	$20,616
Germany	2,274	1,882	4,692	3,762
Italy	718	694	1,412	1,341
Other countries	5,649	4,970	10,736	9,196

Net Sales	$19,897	$18,161	$38,844	$34,915

10.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock option awards	$196	$195	$425	$393
Restricted stock units	85	70	184	150

Total share-based compensation	$281	$265	$609	$543

We have computed the fair values of employee stock options for option grants issued during the six months ended June 30, 2014 using the Black-Scholes option model with the following assumptions:

2014
Dividend yield	1.8%
Volatility	30.2%
Risk-free interest rate	1.2%
Weighted average expected option term (in years)	4.3
Weighted average fair value per share of options granted	$1.75

We did not issue option grants in the six months ended June 30, 2015. The weighted-average fair value per share of restricted stock unit grants issued for the six months ended June 30, 2015 was $7.42. We did not issue restricted stock unit grants in the six months ended June 30, 2014.

We issued approximately 303,000 and 57,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the six months ended June 30, 2015 and 2014, respectively.

11.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$1,767	$1,272	$3,136	$1,065

Weighted average shares outstanding	17,582	16,113	17,503	15,852

Basic earnings per share	$0.10	$0.08	$0.18	$0.07

Diluted:
Net income available for common stockholders	$1,767	$1,272	$3,136	$1,065

Weighted-average shares outstanding	17,582	16,113	17,503	15,852
Common stock equivalents, if diluted	483	432	427	438

Shares used in computing diluted earnings per common share	18,065	16,545	17,930	16,290

Diluted earnings per share	$0.10	$0.08	$0.17	$0.07

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	59	182	132	177

12.	Stockholders’ Equity

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We deployed the net proceeds from the offering on acquisitions consummated in 2014 and used the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, and payments related to acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On July 23, 2015 our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on September 3, 2015 to stockholders of record at the close of business on August 20, 2015, which will total approximately $0.7 million.

13.	Supplemental Cash Flow Information

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash paid for income taxes, net	$1,742	$694

14.	Fair Value Measurements

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

As of June 30, 2015, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $12.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2015.

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

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the six months ended June 30, 2015 and 2014, respectively.

	Six months ended June 30,
	2015	2014
Beginning balance	$(2,365)	$(253)
Other comprehensive income (loss) before reclassifications	(1,160)	3
Amounts reclassified from accumulated other comprehensive loss	—	—

Net current period other comprehensive income (loss)	(1,160)	3
Ending Balance	$(3,525)	$(250)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to product demand and market acceptance of the Company’s products; the risk that the XenoSure product is not as accretive and does not achieve the gross margins currently anticipated by the Company; the risk that the Company experiences increased expense, production delays or quality difficulties in increasing the production of our XenoSure manufacturing operations; risks related to attracting, training and retaining sales representatives and other employees in new markets such as Finland and New Zealand; adverse or fluctuating conditions in the general domestic and global economic markets; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

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

LeMaitre, AlboSure, Omniflow, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $4 billion, within which our core product lines address roughly $750 million. We have grown our business by using a three-pronged strategy: competing for sales of niche products, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines in our Burlington, Massachusetts headquarters.

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

We sell our products primarily through a direct sales force. As of June 30, 2015, our sales force was comprised of 81 sales representatives in North America, Europe, Japan, Australia, and New Zealand. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In the six months ended June 30, 2015, approximately 93% of our net sales were generated in territories in which we employ direct sales representatives.

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

In recent years we have also experienced comparatively greater success in geographic markets outside of the United States, including Europe and other non-traditional markets for our devices such as China and Saudi Arabia. Sales to these geographies generally include comparatively lower average selling prices, and to the extent that we continue to be successful in these markets which carry a lower margin, we will likely experience downward pressure on our gross margin.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	In 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe in order to terminate their distribution of our Omniflow II biosynthetic vascular grafts and begin selling direct to hospitals in those geographies. The agreements required us to pay approximately $1.3 million in exchange for the purchase of customer lists and inventory.

•	In 2015, we entered into definitive agreements with seven former UreSil, LLC (UreSil) distributors in Europe in order to terminate their distribution of our newly acquired valvulotome and begin selling direct to hospitals in those geographies. The agreements required us to pay approximately $0.2 million in exchange for the purchase of customer lists and inventory.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

•	In September 2014, we terminated our non-occlusive modeling catheter product line. In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with the non-occlusive modeling catheter product line for $0.4 million.

•	In May 2015, we acquired the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for $1.4 million.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In January 2014, we initiated a project to transfer the manufacturing of the Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March and completed the manufacturing transfer during the second quarter of 2014.

•	In March 2105, we initiated the transfer of the manufacturing of our newly acquired angioscope product line to our facility in Burlington. We have been purchasing the devices from Applied Medical since the acquisition. We expect the manufacturing transfer to be complete by December 2015.

•	In May 2105, we initiated plans to establish a production line for our newly acquired Tru-Incise valvulotome product line in our facility in Burlington. We have been purchasing the devices from UreSil since the acquisition. We expect the establishment of the production line to be complete by March 2016.

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

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2015, approximately 38% of our sales were from outside the Americas. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect. For the six months ended June 30, 2015, the negative effects of foreign exchange reduced sales by $3.2 million. As of July 28, 2015, we estimate that the strong U.S. dollar could decrease our 2015 revenues by approximately $5.3 million, reduce gross margin by 1.7%, and reduce operating income by approximately $2.4 million as compared to the exchange rates for the year ended December 31, 2014. However, the actual impact of fluctuations in exchange rates in 2015 may vary materially and adversely from these estimates.

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

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned Canadian, German, Italian, and Chinese subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiaries, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S tax reporting purposes.

Results of Operations

Comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
			Percent			Percent
	2015	2014	change	2015	2014	change
(unaudited)	($ in thousands)
Net sales	$19,897	$18,161	10%	$38,844	$34,915	11%

Net sales by geography:
Americas	$12,371	$11,123	11%	$23,954	$21,464	12%
International	7,526	7,038	7%	14,890	13,451	11%

Total	$19,897	$18,161	10%	$38,844	$34,915	11%

Net sales. Net sales increased 10% to $19.9 million for the three months ended June 30, 2015, compared to $18.2 million for the three months ended June 30, 2014. Sales increases for the three months ended June 30, 2015 were primarily driven by increased sales of our biologic vascular patches of $0.6 million, valvulotomes of $0.6 million (driven by the 1.5mm HYDRO LeMaitre Valvulotome conversion), and radiopaque tape of $0.2 million (driven by $0.3 million of OEM tape sales), and were partially offset by decreased sales of vessel closure systems of $0.2 million, powered phlebectomy devices of $0.2 million, catheters, remote endarterectomy devices, and the negative effects of changes in foreign currency exchange rates of $1.7 million. Our biosynthetic vascular graft, acquired in August 2014, contributed $0.9 million of sales during the three months ended June 30, 2015.

Net sales increased 11% to $38.8 million for the six months ended June 30, 2015, compared to $34.9 million for the six months ended June 30, 2014. Sales increases for the six months ended June 30, 2015 were primarily driven by increased sales of our biologic vascular patches of $1.2 million, valvulotomes of $1.1 million (driven by the 1.5mm HYDRO LeMaitre Valvulotome conversion), and radiopaque tape of $0.4 million (driven by $0.6 million of OEM tape sales), and were partially offset by decreased sales of catheters of $0.4 million, cholangiogram catheters of $0.3 million, remote endarterectomy devices, and the negative effects of changes in foreign currency exchange rates of $3.2 million. Our biosynthetic vascular graft, acquired in August 2014, contributed $2.0 million of sales during the six months ended June 30, 2015.

Direct-to-hospital net sales were 93% for the six months ended June 30, 2015, versus 92% for the six months ended June 30, 2014.

Net sales by geography. Net sales in the Americas increased $1.2 million for the three months ended June 30, 2015. The increase was primarily driven by valvulotomes, biologic vascular patches, radiopaque tape, and vessel closure systems and was partially offset by decreased sales of remote endarterectomy devices and catheters. International net sales increased $0.5 million for the three months ended June 30, 2015. The increase was primarily driven by sales of our newly acquired biosynthetic vascular graft, increased sales in biologic vascular patches and valvulotomes, and was partially offset by decreased sales of vessel closure systems and powered phlebectomy devices to China.

Net sales in the Americas increased $2.5 million for the six months ended June 30, 2015. The increase was primarily driven by valvulotomes, biologic vascular patches, radiopaque tape, angioscopes, and vessel closure systems and was partially offset by decreased sales of cholangiogram catheters, catheters, and remote endarterectomy devices. International net sales increased $1.4 million for the six months ended June 30, 2015. The increase was primarily driven by sales of our newly acquired biosynthetic vascular graft as well as increased sales in biologic vascular patches and valvulotomes, and was partially offset by decreased sales of vessel closure systems and powered phlebectomy devices to China and radiopaque tape.

	Three months ended June 30,				Six months ended June 30,
				Percent				Percent
	2015	2014	$ Change	change	2015	2014	$ Change	change
(unaudited)	($ in thousands)
Gross profit	$13,130	$12,376	$754	6%	$26,247	$23,600	$2,647	11%
Gross margin	66.0%	68.1%	*	(2.1%)	67.6%	67.6%	*	0.0%

*	Not applicable

Gross Profit. Gross profit increased $0.8 million to $13.1 million for the three months ended June 30, 2015, while gross margin decreased 2.1% to 66.0% in the period. The gross margin decrease was largely driven by the negative impact of changes in foreign currency exchange rates on our international sales and unfavorable geographic and product mix. These decreases were partially offset by manufacturing efficiencies and higher average selling prices across nearly all product lines. The gross profit increase was a result of higher sales.

Gross profit increased $2.6 million to $26.2 million for the six months ended June 30, 2015, while gross margin remained flat at 67.6% in the period. The gross margin was favorably impacted by the completion of the biologic vascular patch manufacturing transition in the second quarter of 2014 resulting in reduced manufacturing costs in the current year, other manufacturing efficiencies, and by higher average selling prices across nearly all product lines. These increases were partially offset by the negative impact of changes in foreign currency exchange rates on our international sales and unfavorable geographic and product mix. The gross profit increase was a result of higher sales.

	Three months ended June 30,				Six months ended June 30,
				Percent				Percent
	2015	2014	$ Change	change	2015	2014	$ Change	change
(unaudited)	($ in thousands)
Sales and marketing	$5,519	$5,537	$(18)	0%	$11,376	$11,766	$(390)	(3%)
General and administrative	3,303	3,296	7	0%	$6,921	$6,611	310	5%
Research and development	1,331	1,137	194	17%	$2,484	$2,481	3	0%
Restructuring charges	—	89	(89)	*	$—	$492	(492)	*
Impairment charges	—	161	(161)	*	$—	$161	(161)	*
Medical device excise tax	183	176	7	4%	$363	$340	23	7%

Total	$10,336	$10,396	$(60)	(1%)	$21,144	$21,851	$(707)	(3%)

	Three months ended June 30,				Six months ended June 30,
	2015 % of Net Sales	2014 % of Net Sales	Change		2015 % of Net Sales	2014 % of Net Sales	Change
Sales and marketing	28%	30%	(2%)		29%	34%	(5%)
General and administrative	17%	18%	(1%)		18%	19%	(1%)
Research and development	7%	6%	1%		6%	7%	(1%)
Restructuring charges	0%	0%	0%		0%	1%	(1%)
Impairment charges	0%	1%	(1%)		0%	0%	0%
Medical device excise tax	1%	1%	0%		1%	1%	0%

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2015, sales and marketing expense was relatively flat at $5.5 million with both selling and marketing expenses consistent between periods as increased sales compensation related costs were offset by changes in foreign currency exchange rates of $0.5 million.

For the six months ended June 30, 2015, sales and marketing expense decreased 3% to $11.4 million with selling expense decreasing by $0.3 million and marketing expense consistent between periods. The decrease was driven by changes in foreign currency exchange rates of $1.0 million and was partially offset by increased sales compensation related costs. As a percentage of net sales, sales and marketing expense was 29% in the six months ended June 30, 2015. We plan to increase the size of our sales force in 2015, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. For the three months ended June 30, 2015, general and administrative expense was relatively flat at $3.3 million. General and administrative expense included increased compensation related costs which were offset by changes in foreign currency exchange rates of $0.2 million, a decrease in professional fees, and a contingent consideration expense related to the InaVein acquisition of $0.2 million recognized in 2014.

For the six months ended June 30, 2015, general and administrative expense increased 5% to $6.9 million. General and administrative expense increases were driven by compensation related costs and recruiting fees, and were partially offset by changes in foreign currency exchange rates of $0.4 million, a decrease in professional fees, and a contingent consideration expense related to the InaVein acquisition of $0.2 million recognized in 2014. As a percentage of net sales, general and administrative expense was 18% in the six months ended June 30, 2015. We expect general and administrative expenses to increase in 2015 primarily due to our new subsidiary in China.

Research and development. For the three months ended June 30, 2015, research and development expense increased 17% to $1.3 million. Product development expenses increased $0.1 million primarily driven by product testing costs. Clinical and regulatory expenses were relatively flat.

For the six months ended June 30, 2015, research and development expense were relatively flat at $2.5 million. Product development expenses increased $0.1 million primarily driven by product testing costs. Clinical and regulatory expenses decreased $0.1 million primarily due to costs related to regulatory submissions for new products in geographies such as China and Australia completed in 2014. As a percentage of net sales, research and development expenses was 6% for the six months ended June 30, 2015.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our recently acquired Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014. In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense for the three months ended June 30, 2014. We did not incur restructuring charges during the six months ended June 30, 2015.

Impairment charges. During the six months ended June 30, 2014, we recognized an intangible asset impairment charge of $0.2 million upon the terminaton of our non-occlusive modeling catheter product line. We did not incur impairment charges during the six months ended June 30, 2015.

Medical device excise tax. The medical device excise tax was relatively flat for the three months and six months ended June 30, 2015 and 2014, respectively.

Income tax expense. We recorded a provision for taxes of $1.1 million on pre-tax income of $2.8 million for the three months ended June 30, 2015, compared to $0.7 million on pre-tax income of $2.0 million for the three months ended June 30, 2014. We recorded a provision for taxes of $2.0 million on pre-tax income of $5.2 million for the six months ended June 30, 2015, compared to $0.7 million on pre-tax income of $1.7 million for the six months ended June 30, 2014. Our 2015 provision was based on the estimated annual effective tax rate of 37.2%, comprised of estimated federal and state income taxes of approximately $3.0 million, as well as foreign income taxes of $0.4 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises. Our 2014 provision was based on the estimated annual effective tax rate of 36.9%, comprised of estimated federal and state income taxes of approximately $1.8 million, as well as foreign income taxes of $0.4 million. Our 2014 income tax expense varied from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities, and discrete items related to certain foreign branch losses previously not deductible and the release of a valuation allowance on certain foreign loss carryforwards. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of June 30, 2015, we carried a valuation allowance against $3.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards and state research and development credit carry-forwards, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate will increase in 2015 if the Federal research and development tax credit is not reinstated in 2015. If the Federal research and development tax credit is reinstated in 2015, we expect our effective tax rate will be similar to our effective tax rate in 2014. We will not be able to generate Federal research and development tax credits in 2015 until and if legislation is enacted.

Liquidity and Capital Resources

At June 30, 2015, our cash and cash equivalents were $19.4 million as compared to $18.7 million at December 31, 2014. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $5.1 million for the six months ended June 30, 2015. For the year ended December 31, 2014, we recognized operating income of $6.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We deployed the net proceeds from the offering on acquisitions consummated in 2014 and used the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program, and payments related to acquisitions.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705

Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On July 23, 2015 our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on September 3, 2015 to stockholders of record at the close of business on August 20, 2015, which will total approximately $0.7 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2015	2014	Net Change
Cash and cash equivalents	$19,430	$23,512	$(4,082)

Cash flows provided by (used in):
Operating activities	$3,302	$(66)	$3,368
Investing activities	(2,046)	(749)	(1,297)
Financing activities	(353)	9,610	(9,963)

Net cash provided by operating activities. Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2015, and consisted of $3.1 million net income, adjusted for non-cash items of $2.6 million (including depreciation and amortization of $1.7 million, stock-based compensation of $0.6 million, and provision for inventory write-offs of $0.3 million) and was offset by changes in working capital of $2.5 million. The net cash used by changes in working capital was driven by increases in accounts receivable of $1.8 million and prepaid and other current assets of $0.6 million, and decreases in accounts payable and other liabilities of $0.4 million and was partially offset by decreases in inventory of $0.4 million.

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

Net cash used in investing activities. Net cash used in investing activities was $2.0 million for six months ended June 30, 2015. This was driven by the UreSil acquisition and related distributor buyouts of $1.3 million and purchase of property and equipment of $0.8 million.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2014. This was primarily driven by the purchase of property and equipment of $0.5 million and distributor buyout payments of $0.2 million.

Net cash used in financing activities. Net cash used in financing activities was $0.4 million for the six months ended June 30, 2015, driven primarily by payments of common stock dividends of $1.4 million and partially offset by proceeds from stock option exercises of $1.1 million.

Net cash provided by financing activities was $9.6 million for the six months ended June 30, 2014, driven primarily by proceeds from our secondary stock offering of $10.5 million and partially offset by payments of common stock dividends of $1.1 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of June 30, 2015:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$7,515	$1,251	$1,737	$1,689	$2,838
Purchase commitments for inventory	3,035	2,897	138	—	—

Total contractual obligations	$10,550	$4,148	$1,875	$1,689	$2,838

The commitments under our operating leases consist primarily of lease payments for our facilities in North America, Europe, Asia, and Australia. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no material changes in our critical accounting policies during the six months ended June 30, 2015. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2017, allows for either full retrospective or modified retrospective application, and early adoption is not permitted. We are assessing the new standard and which adoption method we will apply. We have not yet determined the impact on our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2015, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, intellectual property, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 6, 2015, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2015, we did not repurchase any shares of our common stock.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Third Amended and Restated 2006 Stock Option and Incentive Plan.	8-K	6/8/15	001-33092	10.1

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

LEMAITRE VASCULAR, INC

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Third Amended and Restated 2006 Stock Option and Incentive Plan.	8-K	6/8/15	001-33092

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.