Form 10-Q
period 2015-09-30
LEMAITRE VASCULAR INC
filed 2015-11-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-33092

LEMAITRE VASCULAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2825458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 Second Avenue, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

(781) 221-2266

(Registrant’s telephone number, including area code)

63 Second Avenue

Burlington, MA 01803

(Former name or former address, if changed since last report)

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

The registrant had 18,116,429 shares of common stock, $.01 par value per share, outstanding as of November 2, 2015.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,629	$18,692
Accounts receivable, net of allowances of $253 at September 30, 2015 and $242 at December 31, 2014	11,339	10,803
Inventory	15,920	16,714
Prepaid expenses and other current assets	3,089	2,379

Total current assets	53,977	48,588
Property and equipment, net	6,788	6,878
Goodwill	17,717	17,281
Other intangibles, net	6,656	7,157
Deferred tax assets	1,306	1,418
Other assets	168	170

Total assets	$86,612	$81,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$931	$1,127
Accrued expenses	7,598	7,479
Acquisition-related obligations	304	1,435

Total current liabilities	8,833	10,041
Deferred tax liabilities	2,917	2,919
Other long-term liabilities	676	325

Total liabilities	12,426	13,285
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 19,499,818 shares at September 30, 2015, and 18,778,436 shares at December 31, 2014	195	188
Additional paid-in capital	80,188	75,389
Retained earnings	6,356	3,248
Accumulated other comprehensive loss	(4,033)	(2,365)
Treasury stock, at cost; 1,431,139 shares at September 30, 2015, and 1,407,211 shares at December 31, 2014	(8,520)	(8,253)

Total stockholders’ equity	74,186	68,207

Total liabilities and stockholders’ equity	$86,612	$81,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net sales	$19,025	$17,501	$57,869	$52,416
Cost of sales	5,509	5,498	18,106	16,813

Gross profit	13,516	12,003	39,763	35,603

Sales and marketing	5,489	5,091	16,866	16,857
General and administrative	3,455	3,765	10,375	10,376
Research and development	1,421	1,109	3,904	3,590
Medical device excise tax	190	178	554	518
Restructuring charges	—	8	—	500
Impairment charges	—	—	—	161
Gain on divestiture	(360)	—	(360)	—

Total operating expenses	10,195	10,151	31,339	32,002

Income from operations	3,321	1,852	8,424	3,601

Other income (expense):
Interest income	3	1	7	2
Interest expense	—	(6)	—	(6)
Foreign currency gain (loss)	(185)	52	(142)	30

Income before income taxes	3,139	1,899	8,289	3,627
Provision for income taxes	1,047	965	3,061	1,628

Net income	$2,092	$934	$5,228	$1,999

Earnings per share of common stock:
Basic	$0.12	$0.05	$0.30	$0.12

Diluted	$0.11	$0.05	$0.29	$0.12

Weighted-average shares outstanding:
Basic	17,865	17,348	17,625	16,358

Diluted	18,497	17,709	18,136	16,772

Cash dividends declared per common share	$0.040	$0.035	$0.120	$0.105

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$2,092	$934	$5,228	$1,999
Other comprehensive loss:
Foreign currency translation adjustment, net	(508)	(1,378)	(1,668)	(1,375)

Total other comprehensive loss	(508)	(1,378)	(1,668)	(1,375)

Comprehensive income (loss)	$1,584	$(444)	$3,560	$624

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2015	2014
	(in thousands)
Operating activities
Net income	$5,228	$1,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,497	2,422
Stock-based compensation	1,088	982
Accrued contingent earnout	—	138
Impairment charges	—	161
Provision of doubtful accounts	156	31
Provision for inventory write-downs	462	508
Excess tax benefits from stock-based compensation awards	—	(28)
Loss on disposal of property and equipment	—	4
Gain on divestitures	(360)	—
Foreign currency transaction gain	130	2
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	(194)
Inventory	(33)	(2,488)
Prepaid expenses and other assets	(791)	(403)
Accounts payable and other liabilities	214	(304)

Net cash provided by operating activities	7,513	2,830
Investing activities
Purchases of property and equipment	(1,558)	(774)
Proceeds from disposal of property and equipment	15	—
Proceeds from divestitures, net of expenses	360	—
Payments related to acquisitions, net of cash acquired	(1,426)	(5,577)
Purchase of intellectual property	(6)	(9)

Net cash used in investing activities	(2,615)	(6,360)
Financing activities
Payments of long-term debt	—	(1,133)
Payment of deferred acquisition consideration	(1,100)	(366)
Proceeds from issuance of common stock	3,718	10,834
Purchase of treasury stock	(266)	(211)
Common stock cash dividend paid	(2,120)	(1,700)
Excess tax benefits from stock-based compensation awards	—	28

Net cash provided by (used in) financing activities	232	7,452
Effect of exchange rate changes on cash and cash equivalents	(193)	(279)

Net increase in cash and cash equivalents	4,937	3,643
Cash and cash equivalents at beginning of period	18,692	14,711

Cash and cash equivalents at end of period	$23,629	$18,354

Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $72,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2024. A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

2015
(in thousands)
Unrecognized tax benefits at the beginning of year	$23
Additions for tax positions of current year	49
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits at the end of the period	$72

In September 2015, the Internal Revenue Service notified us that our 2013 Federal tax return would be audited. We expect the audit to commence during the fourth quarter of 2015. We believe there will be no material changes to our income tax liability as a result of this audit. As of September 30, 2015, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2012 and forward
Foreign	2008 and forward

3. Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$3,269	$3,367
Work-in-process	2,875	3,464
Finished products	9,776	9,883

Total inventory	$15,920	$16,714

We held inventory on consignment of $1.0 and $0.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

The contingent consideration was initially valued at the date of acquisition and is remeasured each reporting period until the contingency is resolved. Based upon stronger than expected sales to China, we recorded an increase of $0.1 million in the contingent consideration dependent on the sales performance of the acquired business in the first year following the closing as a charge to general and administrative expense in 2014. In October 2014, we paid $0.2 million for the first sales related milestone. The milestone related to the timing of the regulatory approval in China was not achieved. The final potential milestone payment was dependent on sales performance of the acquired business from August 2014 to August 2015. This milestone was not achieved.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million based on foreign exchange rates in effect at the time of the closing, with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing with the final payment of $1.1 million made in August 2015.

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

In September 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe to terminate their distribution of our Omniflow II biosynthetic vascular grafts for $1.3 million. We paid approximately $1.1 million in 2014 and $0.2 million in 2015 with the remaining approximately $20,000 due in December 2015. We recorded $0.4 million of inventory and $0.9 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transactions. The weighted-average amortization period for the acquired intangible assets as of September 30, 2014 was 5.0 years.

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for $1.4 million. We paid $1.1 million with the remaining $0.3 million payable at various points in 2016 and 2017. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

The following table summarizes the purchase price allocation at the date of the acquisition:

Allocated Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill will be deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Technology	391	7.0 years
Customer relationships	17	3.0 years

Total intangible assets	$545

Other Items

Following the Tru-Incise valvulotome acquisition, we entered into definitive agreements with seven UreSil distributors to terminate their distribution of the Tru-Incise valvulotome for $0.2 million. We paid approximately $0.1 million to date with the remainder primarily due in 2015. We recorded approximately $0.2 million of intangible assets with a weighted-average amortization period of 3.0 years.

In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex) our distributor in Finland in order to terminate their distribution of our products and we will begin selling direct to hospitals in Finland as of January 1, 2016. The agreement required us to pay approximately $0.2 million in exchange for the purchase of customer lists and a non-compete agreement.

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

Non-occlusive Modeling Catheter Divestiture

In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with our non-occlusive modeling catheter product line for $0.4 million which was recognized as a gain on divestiture in the three months ended September 30, 2015. During the nine months ended September 30, 2014, we recognized an impairment charge of $0.2 million on our non-occlusive modeling catheter product line. Additionally, we recognized a $0.3 million charge to cost of sales related to the non-occlusive modeling catheter inventory.

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

5. Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at beginning of year	$17,281
Additions for acquisitions	742
Effects of currency exchange	(306)

Balance at September 30, 2015	$17,717

Other intangibles consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$7,083	$3,052	$4,031	$7,134	$2,777	$4,357
Trademarks and licenses	1,556	1,190	366	1,557	1,074	483
Customer relationships	3,791	2,054	1,737	3,694	1,781	1,913
Other intangible assets	1,295	773	522	1,084	680	404

Total identifiable intangible assets	$13,725	$7,069	$6,656	$13,469	$6,312	$7,157

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of September 30, 2015 is 7.3 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortization expense	$387	$359	$1,135	$1,098

Estimated amortization expense for the remainder of 2015 and each of the five succeeding fiscal years is as follows:

	2015	2016	2017	2018	2019	2020
	(in thousands)
Amortization expense	$365	$1,456	$1,199	$1,012	$827	$578

6. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Compensation and related taxes	$4,539	$4,819
Income and other taxes	657	444
Professional fees	476	496
Other	1,926	1,720

Total	$7,598	$7,479

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

We did not incur restructuring charges during the nine months ended September 30, 2015.

8. Commitments and Contingencies

Purchase Commitments

As of September 30, 2015, as part of our normal course of business, we have commitments to purchase $2.5 million of inventory through 2017.

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

Most of our revenues were generated in the United States, Germany, Italy, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30, 2015		September 30, 2015
	2015	2014	2015	2014
	(in thousands)
United States	$11,171	$10,605	$33,774	$31,221
Germany	2,208	1,789	6,900	5,551
Italy	579	635	1,991	1,976
Other countries	5,067	4,472	15,204	13,668

Net Sales	$19,025	$17,501	$57,869	$52,416

10. Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants.

The components of share-based compensation expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Stock option awards	$327	$294	$752	$687
Restricted stock units	152	145	336	295

Total share-based compensation	$479	$439	$1,088	$982

We have computed the weighted average fair values of employee stock options for option grants issued during the nine months ended September 30, 2015 and 2014 using the Black-Scholes option model with the following assumptions:

	2015	2014
Dividend yield	1.4%	1.8%
Volatility	28.6%	45.2%
Risk-free interest rate	1.8%	2.0%
Weighted average expected option term (in years)	5.6	5.5
Weighted average fair value per share of options granted	$2.80	$2.81

The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2015 was $11.32. The weighted-average fair value per share of restricted stock unit grants issued for the nine months ended September 30, 2014 was $7.87.

We issued approximately 721,000 and 175,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the nine months ended September 30, 2015 and 2014, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$2,092	$934	$5,228	$1,999

Weighted average shares outstanding	17,865	17,348	17,625	16,358

Basic earnings per share	$0.12	$0.05	$0.30	$0.12

Diluted:
Net income available for common stockholders	$2,092	$934	$5,228	$1,999

Weighted-average shares outstanding	17,865	17,348	17,625	16,358
Common stock equivalents, if diluted	632	361	510	414

Shares used in computing diluted earnings per common share	18,497	17,709	18,136	16,772

Diluted earnings per share	$0.11	$0.05	$0.29	$0.12

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	40	356	81	228

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On October 22, 2015 our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on December 4, 2015 to stockholders of record at the close of business on November 20, 2015, which will total approximately $0.7 million.

13. Supplemental Cash Flow Information

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash paid for income taxes, net	$3,341	$1,276
Common stock repurchased for RSU tax withholdings	$266	$211

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

As of September 30, 2015, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $12.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2015.

As discussed in Note 4, we had one remaining acquisition-related contingent liability which is remeasured each reporting period using Level 3 techniques based on an assessment of the probability that we will be required to make such future payment. There were no changes in estimated liability associated with this milestone as we were not required to pay the second sales related milestone.

15. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the nine months ended September 30, 2015 and 2014, respectively.

	Nine months ended September 30,
	2015	2014
Beginning balance	$(2,365)	$(253)
Other comprehensive loss before reclassifications	(1,668)	(1,375)

Ending Balance	$(4,033)	$(1,628)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that the introduction of the HYDRO valvulotome will not be well received in the marketplace; risks related to attracting, training and retaining sales representatives and other employees in new markets such as Finland and New Zealand; adverse or fluctuating conditions in the general domestic and global economic markets; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

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

Our business opportunities include the following:

•	the long-term growth of our sales force in North America, Europe, Asia and the Pacific Rim, sometimes in connection with terminations of certain distributor relationships in order to expand our sales presence in new countries;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new territories upon receipt of regulatory approvals in these territories; and

•	the consolidation of product manufacturing into our Burlington, Massachusetts corporate headquarters facility.

We sell our products primarily through a direct sales force. As of September 30, 2015, our sales force was comprised of 82 sales representatives in North America, Europe, Japan, Australia, and New Zealand. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In the nine months ended September 30, 2015, approximately 93% of our net sales were generated in territories in which we employ direct sales representatives.

We have experienced success in niche product segments, for example the market segments for biologic patches and valvulotome devices. In the biologic patch market segment, we believe that we have been able to increase segment share and increase selling prices. In the valvulotome market segment, we believe that we have been able to increase selling prices without significantly compromising market segment share. There can be no assurance that we will not meet resistance to increased selling prices in the future, particularly with respect to the recent introduction of our HYDRO valvulotome. In contrast, we have experienced less success in highly competitive product segments such as polyester and ePTFE grafts, where we face stronger competition from larger companies with greater resources. We have also experienced less success in segments such as radiopaque tape, where we face recently introduced competitive products. While we believe that these challenging market dynamics can be mitigated by our strong relationships with our vascular surgeon customers, there can be no assurance that we will be successful in highly competitive market segments or market segments or geographies where there is pricing sensitivity.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	In 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe in order to terminate their distribution of our Omniflow II biosynthetic vascular grafts and begin selling direct to hospitals in those geographies. The agreements required us to pay approximately $1.3 million in exchange for the purchase of customer lists and inventory.

•	In 2015, we entered into definitive agreements with seven UreSil, LLC (UreSil) distributors in Europe in order to terminate their distribution of our newly acquired valvulotome and begin selling direct to hospitals in those geographies. The agreements required us to pay approximately $0.2 million in exchange for the purchase of customer lists and inventory.

•	In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex) our distributor in Finland in order to terminate their distribution of our products and begin selling direct to hospitals in Finland as of January 1, 2016. The agreement required us to pay approximately $0.2 million in exchange for the purchase of customer lists and a non-compete agreement.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

•	In September 2014, we terminated our non-occlusive modeling catheter product line. In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with the non-occlusive modeling catheter product line for $0.4 million.

•	In May 2015, we acquired the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for $1.4 million.

•	As of December 31, 2015 we will terminate our InvisiGrip vein stripper product line, and we wrote down $0.1 million of related inventory in the third quarter of 2015.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In January 2014, we initiated a project to transfer the manufacturing of the Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March and completed the manufacturing transfer during the second quarter of 2014.

•	In March 2015, we initiated the transfer of the manufacturing of our newly acquired angioscope product line to our facility in Burlington. We have been purchasing the devices from Applied Medical since the acquisition. We expect the manufacturing transfer to be complete by December 2015.

•	In May 2015, we initiated plans to establish a production line for our newly acquired Tru-Incise valvulotome product line in our facility in Burlington. We have been purchasing the devices from UreSil since the acquisition. We expect the establishment of the production line to be complete by March 2016.

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

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2015, approximately 42% of our sales were from outside the United States. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect. For the nine months ended September 30, 2015, the negative effects of foreign exchange reduced sales by $4.5 million. As of October 27, 2015, we estimate that the strong U.S. dollar could decrease our 2015 revenues by approximately $5.1 million, reduce gross margin by 1.6%, and reduce operating income by approximately $2.4 million as compared to the exchange rates for the year ended December 31, 2014. However, the actual impact of fluctuations in exchange rates in 2015 may vary materially and adversely from these estimates.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)	2015	2014	Percent change	2015	2014	Percent change
	($ in thousands)
Net sales	$19,025	$17,501	9%	$57,869	$52,416	10%

Net sales by geography:
Americas	$11,916	$11,102	7%	$35,870	$32,566	10%
International	7,109	6,399	11%	21,999	19,850	11%

Total	$19,025	$17,501	9%	$57,869	$52,416	10%

Net sales. Net sales increased 9% to $19.0 million for the three months ended September 30, 2015, compared to $17.5 million for the three months ended September 30, 2014. Sales increases for the three months ended September 30, 2015 were primarily driven by increased sales of our biologic vascular patches of $0.9 million, biosynthetic vascular grafts of $0.8 million and valvulotomes of $0.2 million, and were partially offset by decreased sales of shunts of $0.3 million and catheters of $0.2 million, and the negative effects of changes in foreign currency exchange rates of $1.3 million. The recent introduction of the higher priced HYDRO LeMaitre Valvulotome in 2014 in the United States and in 2015 outside the United States, may adversely impact unit sales going forward.

Net sales increased 10% to $57.9 million for the nine months ended September 30, 2015, compared to $52.4 million for the nine months ended September 30, 2014. Sales increases for the nine months ended September 30, 2015 were primarily driven by increased sales of our biosynthetic vascular grafts of $2.8 million, biologic vascular patches of $2.1 million, and valvulotomes of $1.3 million (driven by the HYDRO LeMaitre Valvulotome conversion), and were partially offset by decreased sales of embolectomey catheters of $0.6 million, and cholangiogram catheters of $0.3 million, and the negative effects of changes in foreign currency exchange rates of $4.5 million.

Direct-to-hospital net sales were 93% for the nine months ended September 30, 2015, versus 92% for the nine months ended September 30, 2014.

Net sales by geography. Net sales in the Americas increased $0.8 million for the three months ended September 30, 2015. The increase was primarily driven by biologic vascular patches, vessel closure systems and radiopaque tape, and was partially offset by decreased sales of shunts and occlusion catheters. International net sales increased $0.7 million for the three months ended September 30, 2015. The increase was primarily driven by sales of our newly acquired biosynthetic vascular graft, increased sales in biologic vascular patches and valvulotomes, and was partially offset by decreased sales of vessel closure systems and shunts.

Net sales in the Americas increased $3.3 million for the nine months ended September 30, 2015. The increase was primarily driven by biologic vascular patches, valvulotomes, and radiopaque tape, and was partially offset by decreased sales of cholangiogram catheters, occlusion catheters, and remote endarterectomy devices. International net sales increased $2.1 million for the nine months ended September 30, 2015. The increase was primarily driven by sales of our newly acquired biosynthetic vascular graft, biologic vascular patches and valvulotomes, and was partially offset by decreased sales of radiopaque tape.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2015	2014	$ Change	Percent change	2015	2014	$ Change	Percent change
	($ in thousands)
Gross profit	$13,516	$12,003	$1,513	13%	$39,763	$35,603	$4,160	12%
Gross margin	71.0%	68.6%	*	2.4%	68.7%	67.9%	*	0.8%
*	Not applicable

Gross Profit. Gross profit increased $1.5 million to $13.5 million for the three months ended September 30, 2015, while gross margin increased 2.4% to 71.0% in the period. The gross margin increase was largely driven by improved manufacturing efficiencies related to biologic vascular patches and prosthetic grafts, and average selling price increases, which were partially offset by the negative impact of changes in foreign currency exchange rates on our international sales, unfavorable geographic mix, and the write-off of inventory related to the discontinuation of our InvisiGrip vein stripper. The gross profit increase was a result of higher sales and a higher gross margin.

Gross profit increased $4.2 million to $39.8 million for the nine months ended September 30, 2015, while gross margin increased to 68.7% in the period. The gross margin was favorably impacted by the completion of the biologic vascular patch manufacturing transition in the first half of 2014 resulting in reduced manufacturing costs in the current year, other manufacturing efficiencies, and by higher average selling prices across nearly all product lines. These increases were partially offset by the negative impact of changes in foreign currency exchange rates on our international sales and unfavorable geographic mix. The gross profit increase was a result of higher sales and a higher gross margin.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2015	2014	$ Change	Percent change	2015	2014	$ Change	Percent change
	($ in thousands)
Sales and marketing	$5,489	$5,091	$398	8%	$16,866	$16,857	$9	0%
General and administrative	3,455	3,765	(310)	(8%)	10,375	10,376	(1)	0%
Research and development	1,421	1,109	312	28%	3,904	3,590	314	9%
Medical device excise tax	190	178	12	7%	554	518	36	7%
Restructuring charges	—	8	(8)	*	—	500	(500)	*
Impairment charges	—	—	—	*	—	161	(161)	*
Gain on divestiture	(360)	—	(360)	*	(360)	—	(360)	*

Total	$10,195	$10,151	$44	0%	$31,339	$32,002	$(663)	(2%)

	Three months ended September 30,			Nine months ended September 30,
	2015 % of Net Sales	2014 % of Net Sales	Change	2015 % of Net Sales	2014 % of Net Sales	Change
Sales and marketing	29%	29%	0%	29%	32%	(3%)
General and administrative	18%	22%	4%	18%	20%	(2%)
Research and development	7%	6%	1%	7%	7%	0%
Medical device excise tax	1%	1%	0%	1%	1%	0%
Restructuring charges	0%	0%	0%	0%	1%	(1%)
Impairment charges	0%	0%	0%	0%	0%	0%
Gain on divestiture	(2%)	0%	(2%)	(1%)	0%	(1%)
*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2015, sales and marketing expense increased $0.4 million to $5.5 million. The increase was driven primarily by increased sales compensation, commission, recruiting and travel and entertainment expenses, which were partially offset by changes in foreign currency exchange rates of $0.4 million.

For the nine months ended September 30, 2015, sales and marketing expenses were flat at $16.9 million. Changes in foreign currency exchange rates decreased expenses by $1.4 million and were offset by increased sales meetings and recruiting costs. As a percentage of net sales, sales and marketing expense were 29% in the nine months ended September 30, 2015. We plan to increase the size of our sales force in the fourth quarter of 2015, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. For the three months ended September 30, 2015, general and administrative expenses decreased $0.3 million to $3.5 million. The decrease was driven by higher acquisition related costs in the prior year related to the Xenotis and AngioScope acquisitions, as well as the effects of changes in foreign currency exchange rates of $0.2 million.

For the nine months ended September 30, 2015, general and administrative expense were flat at $10.4 million. General and administrative expense were driven by higher compensation and recruiting costs, which were offset by lower acquisition costs and changes in foreign currency exchange rates of $0.5 million. Contingent consideration expense related to the InaVein acquisition of $0.2 million was incurred in 2014. As a percentage of net sales, general and administrative expense was 18% in the nine months ended September 30, 2015. We expect general and administrative expenses to increase in 2015 in part due to an increase in personnel in our China and Australia subsidiaries.

Research and development. For the three months ended September 30, 2015, research and development expense increased $0.3 million to $1.4 million. Product development expenses increased $0.1 million primarily driven by product testing costs, process engineering costs increased $0.1 million largely due to the manufacturing transfer of the AngioScope and Tru-Incise product lines to our Burlington facility, and clinical and regulatory expenses were flat. The effects of changes in foreign currency exchange rates were minimal.

For the nine months ended September 30, 2015, research and development expenses increased $0.3 million to $3.9 million. Product development expenses increased $0.2 million primarily driven by product testing costs, process engineering increased $0.2 million largely due to the manufacturing transfer of the AngioScope and Tru-

Incise product lines to our Burlington facility, and clinical and regulatory expenses decreased $0.1 million primarily due to costs related to regulatory submissions for new products in geographies such as China and Australia completed in 2014. The effects of changes in foreign currency exchange rates were minimal.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our recently acquired Clinical Instruments manufacturing to our Burlington headquarters and corresponding closure of our Southbridge manufacturing facility. As a result, we recorded approximately $0.4 million of severance related restructuring expense for the three months ended March 31, 2014. In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense for the three months ended June 30, 2014. We did not incur restructuring charges during the nine months ended September 30, 2015.

Impairment charges. During the nine months ended September 30, 2014, we recognized an intangible asset impairment charge of $0.2 million upon the terminaton of our non-occlusive modeling catheter product line. We did not incur impairment charges during the nine months ended September 30, 2015.

Gain on Divestiture. In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with our non-occlusive modeling catheter product line for $0.4 million which was recognized as a gain on divestiture in the three months ended September 30, 2015.

Medical device excise tax. The medical device excise tax was relatively flat for the three months and nine months ended September 30, 2015 and 2014, respectively.

Income tax expense. We recorded a provision for taxes of $1.0 million on pre-tax income of $3.1 million for the three months ended September 30, 2015, compared to $1.0 million on pre-tax income of $1.9 million for the three months ended September 30, 2014. We recorded a provision for taxes of $3.1 million on pre-tax income of $8.3 million for the nine months ended September 30, 2015, compared to $1.6 million on pre-tax income of $3.6 million for the nine months ended September 30, 2014. Our 2015 provision was based on the estimated annual effective tax rate of 36.3%, comprised of estimated federal and state income taxes of approximately $3.8 million, as well as foreign income taxes of $0.3 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises. Our 2014 provision was based on the estimated annual effective tax rate of 38.7%, comprised of estimated federal and state income taxes of approximately $2.4 million, as well as foreign income taxes of $0.3 million. Our 2014 income tax expense varied from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities, and discrete items related to certain foreign branch losses previously not deductible and the release of a valuation allowance on certain foreign loss carryforwards. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of September 30, 2015, we carried a valuation allowance against $3.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards and state research and development credit carry-forwards, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

Our effective tax rate for 2015 assumes that the Federal research and development tax credit will not be reinstated for 2015. If legislation is enacted to reinstate the Federal research and development tax credit for 2015, then we expect our effective tax rate will be similar to our effective tax rate in 2014.

Liquidity and Capital Resources

At September 30, 2015, our cash and cash equivalents were $23.6 million as compared to $18.7 million at December 31, 2014. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized income from operations of $8.4 million for the nine months ended September 30, 2015. For the year ended December 31, 2014, we recognized income from operations of $6.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition related payments;

•	payments associated with U.S income and other taxes, such as the medical device tax;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On October 22, 2015 our Board of Directors approved a quarterly cash dividend on our common stock of $0.04 per share payable on December 4, 2015 to stockholders of record at the close of business on November 20, 2015, which will total approximately $0.7 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2015	2014	Net Change
Cash and cash equivalents	$23,629	$18,354	$5,275

Cash flows provided by (used in):
Operating activities	$7,513	$2,830	$4,683
Investing activities	(2,615)	(6,360)	3,745
Financing activities	232	7,452	(7,220)

Net cash provided by operating activities. Net cash provided by operating activities was $7.5 million for the nine months ended September 30, 2015, and consisted of $5.2 million net income, adjusted for non-cash items of $4.2 million (including depreciation and amortization of $2.5 million, stock-based compensation of $1.1 million, and provision for inventory write-offs of $0.5 million) and was offset by changes in working capital of $1.7 million. The net cash used by changes in working capital was driven by increases in accounts receivable of $1.1 million and prepaid expenses and other assets of $0.8 million, and was partially offset by increases in accounts payable and other liabilities of $0.2 million.

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

Net cash used in investing activities. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2015. This use of cash was driven by the Tru-Incise acquisition and related distributor buyouts of $1.3 million, and purchases of property and equipment of $1.6 million, partially offset by proceeds from the sale of the UnBalloon modeling catheter assets of $0.4 million.

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2014. This was driven by acquisition related payments of $5.6 million, primarily to Xenotis and Applied Medical, and the purchase of property and equipment of $0.8 million.

Net cash used in financing activities. Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2015, driven primarily by proceeds from stock option exercises of $3.7 million, offset by payments of common stock dividends of $2.1 million and deferred payments related to the Xenotis acquisition of $1.1 million.

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2014, driven primarily by proceeds from our secondary stock offering of $10.5 million and proceeds from stock option exercises of $0.3 million and partially offset by payments of common stock dividends of $1.7 million, payment of the debt assumed in the Xenotis acquisition of $1.1 million, and deferred acquisition payments of $0.4 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of September 30, 2015:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$7,203	$1,214	$1,677	$1,684	$2,628
Purchase commitments for inventory	2,515	2,422	92	—	—

Total contractual obligations	$9,718	$3,636	$1,769	$1,684	$2,628

The commitments under our operating leases consist primarily of lease payments for our facilities in North America, Europe, Asia, and Australia. They also include automobile and equipment leases.

The purchase commitments for inventory are intended to be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2015. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of September 30, 2015, or the Evaluation Date, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings.

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, intellectual property, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November  6, 2015, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2015 through July 31, 2015	23,180	$11.24	N/A	N/A
August 1, 2015 through August 31, 2015	—	$—	N/A	N/A
September 1, 2015 through September 30, 2015	—	$—	N/A	N/A

Total	23,180	$11.24	N/A	N/A

(1)	For the three months ended September 30, 2015, we repurchased 23,180 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2015.

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