Form 10-K
period 2015-12-31
LEMAITRE VASCULAR INC
filed 2016-03-10
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☐        Accelerated filer    ☑        Non-accelerated filer  ☐ (Do not check if a small reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes:  ☐    No:  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2015: $130,107,007. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 2, 2016, the registrant had 18,339,704 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2015 ANNUAL REPORT ON FORM 10-K

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

Overview

LeMaitre Vascular is a global provider of medical devices for the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons. Our diversified portfolio of peripheral vascular devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, and includes the Expandable LeMaitre Valvulotome, the XenoSure biologic patch, the Pruitt F3 Carotid Shunt and VascuTape Radiopaque Tape. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market which our core product lines address is approximately $750 million.

We sell our products primarily through a direct sales force. As of December 31, 2015 our sales force was comprised of 86 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other geographies through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In 2015, approximately 92% of our net sales were generated in territories in which we employ direct sales representatives.

The Peripheral Vascular Device Market

Based on industry statistics, we estimate that peripheral vascular disease affects more than 20 million people worldwide and that the annual worldwide market for all peripheral vascular devices is approximately $4 billion. The disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms, or organs other than the heart become narrowed, obstructed, weakened, or otherwise compromised. In many cases peripheral vascular disease goes undetected, sometimes leading to life-threatening events including stroke, ruptured aneurysm, pulmonary embolism or death. We believe that the peripheral vascular disease market will grow due to the increase in the incidence and diagnosis rates of peripheral vascular disease, a shift by doctors to prescribing higher-priced endovascular devices, and the adoption of western healthcare standards by the developing world. We believe that our strong brands, established sales force, evolving suite of peripheral vascular device offerings, and broad network of vascular surgeon customers position us to capture an increasing share of this large and growing market.

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

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 2,500 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe, Asia and the Pacific Rim. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both conventional open vascular surgeries and endovascular procedures. Conventional open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging technologies. We estimate that in 2015, 80% to 90% of our net sales were from devices used in open vascular procedures.

Our Business Strategies

We have grown our business by using a multi-pronged strategy: focusing on the vascular surgeon call point, competing for sales in low rivalry niche markets, and expanding our growth platform through our worldwide direct sales force as well as acquiring and developing complementary vascular devices.

•

Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2015 approximately 80% of our sales were to this type of customer. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons are uniquely positioned to be able to perform both conventional open vascular surgeries as well as minimally invasive endovascular procedures. We believe that this presents our core customer with an opportunity to gain procedural market share against competing specialists, while offering us the ability to sell devices in both the open and endovascular markets to the same end user.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche product segments. We believe that the relative lack of competitive focus on these segments by our larger competitors who may have greater resources than we do, as well as the differentiated features and consistent quality of our products, allow for us to establish both higher selling prices and market share gains in these markets. In recent years, however, we have sought to sell complementary products such as the Omniflow biosynthetic graft in larger, more competitive market segments, particularly when we believe that our product offering in that segment is highly differentiated.

•

Direct sales force expansion. We sell our products primarily through a direct sales force in North America, Europe, Asia and the Pacific Rim. Since 1998, we have built our sales force from zero to 86 direct sales representatives. We intend to continue to expand our sales force in 2016 and over time. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover.

In countries where we do not have a direct sales force, we also sell our products through distributors. For the year ended December 31, 2015, however, approximately 92% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales.

•

Addition of complementary products through acquisitions and research and development. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new segments and geographies in order to further access the broader peripheral vascular device market.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our 1.5mm HYDRO LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 14 product lines.

We have completed 17 acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s)
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Polycarbonate grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic patches
2013	Clinical Instruments	Carotid Shunts and Embolectomy Catheters
2013	TRIVEX	Powered phlebectomy system
2014	Xenotis Pty Ltd	Biosynthetic grafts
2014	Angioscope	Fiberoptic catheters
2015	Tru-Incise (for sale outside of the US)	Valvulotomes

With the exception of the remote endarterectomy devices, powered phlebectomy systems, biosynthetic vascular grafts, and the Tru-Incise valvulotome, we have relocated the manufacturing operations associated with these acquisitions to our Burlington, Massachusetts headquarters and we continue to look at ways to make our operations more efficient.

Our Products

We have a portfolio of 14 product lines, most of which are designed for use in open vascular surgery, and which address various anatomical areas including the carotid, lower extremities, upper extremities (for vascular access), aorta and other areas. In 2015, the carotid and lower extremities product lines comprised more than 10% of our revenues. In 2015, the lower extremities product lines were 53% of revenues, while the carotid product lines were 29%. In 2014, the lower extremities product lines were 51% of revenues while the carotid product lines were 28% of our revenues. In 2013 lower extremities product lines were 51% of revenues while the carotid product lines were 27%. The average selling price of valvulotomes, which are included in our lower extremities product lines, increased significantly in 2015 with the introduction of our 1.5mm HYDRO LeMaitre Valvulotome. No single product line accounted for more than 25% of our revenues in 2015, 2014 or 2013.

Angioscopes

The LeMaitre Disposable Angioscope is a fiberoptic catheter used for viewing the lumen of a blood vessel. It also provides direct visualization of valves during in-situ bypass procedures.

Balloon Catheters for Embolectomy, Occlusion and Perfusion

Our LeMaitre line of embolectomy catheters are used to remove blood clots from arteries or veins. We manufacture single-lumen latex and latex-free embolectomy catheters as well as dual-lumen latex embolectomy catheters. The dual-lumen embolectomy catheter allows clot removal and simultaneous irrigation or guide-wire trackability. Occlusion catheters temporarily occlude blood flow to allow the vascular surgeon time and space to complete a given procedure. Perfusion catheters temporarily perfuse blood and other fluids into the vasculature. Our Pruitt line of occlusion and perfusion catheters reduces vessel trauma by using internal balloon fixation rather than traditional external clamp fixation.

Carotid Shunts

Our Pruitt F3, Inahara-Pruitt, Flexcel and polyurethane carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3, Pruitt-Inahara, and polyurethane shunts feature internal balloon fixation that eliminates the need for clamps, thereby reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to secure their shunt with externally placed clamps.

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

Remote Endarterectomy Devices

Our EndoRE line of remote endarterectomy devices are used to remove plaque from arteries in the leg in a minimally invasive procedure requiring a single incision in the groin. Our EndoRE devices are used to separate the plaque from the vessel, cut the far end of the plaque to free it for removal, and then withdraw it from the vessel.

Valvulotomes

Our 1.5mm HYDRO LeMaitre Valvulotomes, Over-The-Wire LeMaitre Valvulotomes, Tru-Incise valvulotomes, and LeMills Valvulotomes cut valves in the saphenous vein, a vein that runs from the foot to the groin, so the vein can function as an artery to carry blood past diseased arteries to the lower leg or the foot. We believe our valvulotomes reduce costs for hospitals by enabling less invasive bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications.

Vascular Grafts

Our AlboGraft woven and knitted vascular grafts are collagen-impregnated polyester grafts used to bypass or replace diseased arteries. They are available in both straight tube and bifurcated versions.

Our LifeSpan ePTFE Vascular Graft is an expanded polytetrafluoroethylene (ePTFE) graft used to bypass or replace diseased arteries and to create dialysis access sites. They are available in both regular and thin wall options and with an optional full or partial external spiral support. Our stepped and tapered LifeSpan models are designed to reduce the risk of steal syndrome and high cardiac output, complications that may arise in dialysis access grafts.

Our Omniflow II Biosynthetic Vascular Graft is a composite of cross-linked ovine collagen with a polyester mesh endoskeleton. It is used to bypass or replace diseased leg arteries, and to create dialysis access sites.

Vascular Patches

Our XenoSure Biologic Vascular Patch is made from bovine pericardium. In 2008, we obtained exclusive rights to distribute this product under our “XenoSure” brand in the United States, and in 2012, we exercised our option to acquire this product for worldwide distribution.

Our AlboSure Vascular Patch is a polyester patch. Vascular surgeons use patches in conjunction with carotid endarterectomy, remote endarterectomy, and other vascular reconstructions.

Vessel Closure Systems

Our AnastoClip AC and AnastoClip GC vessel closure systems allow surgeons to attach vessels to one another by deploying titanium clips instead of sutures. These vessel closure systems create an interrupted anastomosis which expands and contracts as the vessel pulses, which we believe improves the durability of the anastomosis.

Other Products

In some hospitals, vascular surgery procedures are performed by general surgeons. We also sell general surgery devices, primarily laparoscopic cholecystectomy devices. Our leading general surgery product is the Reddick Cholangiogram Catheter, which is used to inject dye into the cystic duct during laparoscopic cholecystectomy. In this procedure, the gall bladder is dissected and removed through small punctures in the abdomen. We also offer a laparoscopic accessory used in laparoscopic gall bladder removal.

Sales and Marketing

As of December 31, 2015, we employed 86 field sales representatives. We believe that the expansion of our direct sales force since 1998 has been a key factor in our success, and it remains one of our primary long-term strategies.

Outside our direct markets, we generally sell our products through country-specific distributors. We typically sign exclusive distribution agreements with distributors for terms of up to three years, frequently specifying minimum annual sales volumes and pricing. These agreements are renewable by mutual agreement between us and the distributor. From time to time, when we determine that it would be financially advantageous for us to sell directly in a country, we terminate our distributor(s) in that country. In October 2013, we agreed to terminate agreements with our distributors in Australia and Norway, and we began selling direct-to-hospital in those territories in January 2014. In August 2015, we agreed to terminate our agreement with a distributor in Finland in order to begin selling direct-to-hospital in Finland as of January 1, 2016. In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd., a Chinese distribution and logistics company, and plan to begin selling our Chinese market products to Meheco in 2016. Meheco will then sell to a layer of sub-distributors who will then sell our products directly to China hospitals.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are primarily focused on the open vascular space and are largely improvements to our existing devices. In 2015, our efforts were focused on launching the elongated AnastoClip AC and the 1.5mm HYDRO LeMaitre Valvulotome, as well as developing a shunt flow monitor.

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

For 2015, 2014 and 2013, our research and development expenditures were $5.5 million, $4.7 million, and $5.2 million, respectively, representing 7%, 7% and 8% of net sales, respectively. As of December 31, 2015, our research and development staff consisted of 14 full-time engineers and technicians.

Manufacturing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced, and in North Melbourne, Australia, where our Omniflow II product line is produced.

Following the acquisition of new product lines, we typically integrate manufacturing of the newly acquired lines into our Burlington operations. In 2013, we completed the build-out of our third clean room in Burlington for the production of the XenoSure biologic vascular patch, and in 2014 fully transitioned XenoSure production to our Burlington facility. In 2014, we transferred the manufacturing of the Clinical Instruments devices, which we acquired in 2013, to our Burlington facility. Our TRIVEX, EndoRE, and Tru-Incise valvulotome products are currently manufactured by third parties; however, we expect to transition manufacturing of the Tru-Incise valvulotome to our Burlington facility during 2016.

We manufacture certain proprietary components, assemble most of our devices ourselves, and inspect, test, and package all of our finished products. By designing and manufacturing many of our products from raw materials, and assembling and testing as many of our subassemblies and products as practical, we believe we can maintain better quality control, ensure compliance with applicable regulatory standards and internal specifications, limit outside access to our proprietary technology, ensure adequate product supply, and make design modifications in a timely manner. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery. Our products are built to stock.

Our management information systems provide us with the ability to evaluate our performance, collect business intelligence, and make better strategic decisions. These systems include order entry, invoicing, on-line inventory management, lot traceability, purchasing, shop floor control, and shipping and distribution analysis, as well as various accounting-oriented functions. During day-to-day operations, these systems enable us to track our products from the inception of an order through the manufacturing process and then ultimately through delivery of the product to the customer.

We purchase components from, and have certain product lines manufactured by, third parties. Most of our components are readily available from several supply sources, but we do rely on single- and limited-source suppliers for several of our key product components and our third-party-manufactured products. We do not have contractual arrangements with many of these suppliers and manufacturers, and we order our supplies and product on an as-needed basis. To date, we have not experienced any material disruption in the adequate supply from existing sources of product and components, but there is no guarantee that we will not experience such disruptions in the future.

Our Burlington and North Melbourne manufacturing facilities have been certified to ISO 13485:2003 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. Our manufacturing facilities are subject to periodic inspections by various regulatory authorities and Notified Bodies (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” For further information. In February 2013 we underwent an audit by the U.S. Food and Drug Administration (FDA), and in November 2014, and July and November 2015, we underwent audits by our European Notified Body. The results of these inspections were satisfactory.

Competition

The segments in which our product lines compete are characterized by change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Applied Medical Resources Corporation, Baxter International, Inc., Boston Scientific Corporation, Cardiovascular Systems, Inc., Covidien Medical Supplies (now a part of Medtronics), C.R. Bard, Inc., Edwards Lifesciences Corporation, Getinge AB, Terumo Medical Corporation, and W. L. Gore & Associates.

The success of our products relies on effective service support as well as superior product technology, quality, product availability, reliability, ease of use, cost-effectiveness, physician familiarity, and brand recognition. While we also compete on the basis of price, our products that are more technologically advanced than those of our competitors are sometimes sold at higher prices than those of our competitors. We believe that our continued success will depend on our ability to broaden and optimize our direct sales channel, acquire or develop additional complementary vascular device products, obtain regulatory and reimbursement approvals, maintain sufficient inventory, obtain patent or other product protections and attract and retain skilled personnel.

We also compete on the basis of procedure type. The treatment of peripheral vascular disease has experienced a shift from open vascular surgery towards minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. Our ability to compete effectively with our competitors relies on keeping pace with existing or new product and technology offerings in the vascular device market, and the minimally invasive endovascular procedure segment in particular.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices, especially commodity products such as dacron and ePTFE grafts. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights.

We actively maintain and pursue patents in the United States, Europe and other strategic locations relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2016 to 2032.

Generally, for products that we believe are appropriate for patent protection, we will attempt to obtain patents in the United States and key markets of the European Union. However, depending on circumstances, we may not apply for patents in all or any of those jurisdictions, or we may pursue patent protection elsewhere.

Certain aspects of our products are covered by patents held by third parties. We manufacture, market, and sell these products pursuant to license agreements with these third parties. These arrangements require us to pay royalties, typically determined as a percentage of our net sales for the underlying product. If we fail to make these payments or otherwise fail to observe the terms of these agreements, we may lose our ability to sell these products. For example, we manufacture, market, and sell our LifeSpan Vascular Grafts, Periscope Dissectors and TRIVEX products pursuant to licenses with third-parties.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can take longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. All of our devices currently sold in the United States are marketed pursuant to the 510(k) clearance.

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

Clinical Trials. A clinical trial is typically required to support a PMA application and is sometimes required to support 510(k) clearance. In some cases, one or more smaller feasibility Investigational Device Exemption (IDE) studies may precede a pivotal IDE clinical trial intended to comprehensively demonstrate the safety and effectiveness of the investigational device. All clinical studies of investigational devices must be conducted in compliance with the FDA’s extensive requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA, prior to initiation of clinical use, must approve an IDE application showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A non-significant risk device does not require submission to the FDA of an IDE application. Both significant risk and non-significant risk investigational devices require approval from institutional review boards (IRBs) at the study centers where the device will be used. The FDA and the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

In China, the China Food and Drug Administration (CFDA) Medical Device Division regulates and must approve all medical devices to be marketed and sold in China. China has a three-class risk classification system, with Class I being the lowest risk and Class III being the highest risk. Home country approval (510(k) or PMA clearance) is required as a prerequisite to any application. Additionally, the CFDA often tests finished devices at its own testing laboratory to confirm each device’s specifications. The approval process is typically lengthy. As of December 31, 2015, CFDA licenses are valid for five years from date of issuance and require renewal prior to expiration. The CFDA requires all companies located outside of China to appoint a legal entity who maintains a registered business inside of China as the license holder. After the recent formation of our Chinese subsidiary in 2015, we transferred our licenses from our third-party license holders to our subsidiary.

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

In addition, particularly in concert with the Patient Protection and Affordable Care Act, many third-party payors are moving to managed care systems in which providers contract to provide comprehensive healthcare for a fixed cost per person rather than the traditional fee for service model. Managed care providers often attempt to control the cost of healthcare by authorizing fewer elective surgical procedures. Under current prospective payment systems, such as the diagnosis-related group system and the hospital out-patient prospective payment system, both of which are used by Medicare and in many managed care systems used by private third party payors, the reimbursement for our products will be incorporated into the overall reimbursement of a procedure, and there will be no separate reimbursement for our products. As a result, we cannot be certain that hospital administrators and physicians will purchase our products.

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

Patient Protection and Affordable Care Act

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). The Physician Payments Sunshine Act, which was enacted as part of the PPACA, requires detailed public disclosure of certain payments and “transfers of value” from us to healthcare professionals, such as the payment of royalties, compensation for services provided such as training, consulting, and reimbursement for travel and meal expenses. Certain states also require us to disclose similar information or even prohibit some forms of these payments.

Employees

We had 356 employees, including 339 full-time employees, at December 31, 2015.

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, sales and technical support of medical devices and implants for the treatment of peripheral vascular disease. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Information about segment revenue is included in Note 12 to our Consolidated Financial Statements which are included elsewhere in this Annual Report.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct and indirect sales forces. No single customer accounted for more than 2% of our net sales in 2015.

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

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.lemaitre.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, (SEC). Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov. You may also read and copy any materials filed with the Commission at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder who requests such information.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in demand for the products we sell;

•	increased product and price competition, due to market conditions, the regulatory landscape or other factors;

•	changes in the mix of products we sell;

•	our pricing strategy with respect to different product lines;

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	the divestiture or discontinuation of a product line or other revenue generating activity;

•	the relocation and integration of manufacturing operations and other strategic restructuring;

•	regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	costs incurred by us in connection with the termination of contractual and other relationships, including distributorships;

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	the expiration or utilization of deferred tax assets such as net operating loss carry-forwards;

•	market reception of our new or improved product offerings; and

•	the loss of any significant customer, especially in regard to any product that has a limited customer base.

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

Our management and independent auditors have identified a material weakness in our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

In connection with the preparation of our 2015 financial statements, our management team and independent registered public accounting firm identified a weakness in our internal controls that was considered to be a material weakness. Specifically, we did not have control activities in revenue recognition that were designed and operating effectively, including controls to validate pricing terms and conditions in our revenue contracts such that the price of a sale is fixed or determinable at the time of shipment for all sales made by the Company. Control activities that were historically in place (i) did not always address relevant risks and (ii) were not performed on all relevant transactions. In addition, the level of precision of the management review controls was not sufficient to identify all potential errors. This material weakness did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, if the material weakness is not remediated, then it could result in material financial misstatements in the future.

We are currently designing and implementing new procedures and controls intended to remediate the material weakness described above. While this design and implementation phase is underway, we may rely significantly on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities. Prior to the complete remediation of this material weakness, there remains a risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in errors in our financial statements. If the new controls being implemented to address the material weakness and to strengthen the overall internal control are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or we are otherwise unable to remediate this material weakness, it may result in untimely or inaccurate reporting of our financial condition or results of operations.

In addition, although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting in the future. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements, which could result in the imposition of sanctions or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our common stock.

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

If we are unable to expand our product offerings, we may not achieve our growth objectives and our results of operations as well as our stock price could suffer.

We may acquire businesses and assets in the future. We may experience difficulties in completing the integration of these acquisitions into our business, or we may not realize the anticipated benefits of these acquisitions.

In order to expand our product offerings, we have completed 17 acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends, in part, upon our ability to identify, negotiate, complete, and integrate suitable acquisitions. If we are unable to complete acquisitions on satisfactory terms or at all, our growth objectives and sales could be negatively affected.

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired businesses, personnel, and products into our existing business;

•	difficulties in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities on a cost-effective basis;

•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company had concentrated sales;

•	diversion of our management’s time and attention from other business concerns;

•	higher costs of integration than we anticipated;

•	unknown or unanticipated liabilities included as part of the acquisition;

•	disputes or litigation with former owners related to contingent payments, liabilities assumed or not assumed or other matters;

•	increased regulatory scrutiny;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters, such as the operations we acquired in 2014 in Australia;

•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	loss of key suppliers;

•	charges related to the acquisition of in-process research and development;

•	dilution as a result of equity financing required to fund acquisition costs; or

•	debt as a result of debt financing required to fund acquisition costs, which would be senior to our common stock and would require interest payments to a lender.

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

For instance, in August 2014, we acquired all of the capital stock of Xenotis Pty Ltd, the parent company of Bio Nova International, which is the manufacturer of our Omniflow II biosynthetic vascular graft. Bio Nova’s operations are located in North Melbourne, Australia, and we currently expect to continue operations in such country for the foreseeable future. Our ability to manage these operations efficiently and effectively may be impaired due to their remoteness from our Burlington, Massachusetts headquarters.

Additionally, in 2014 and 2015, we acquired two product lines for which we have since then been transitioning manufacturing to our Burlington facility. We expect to complete the transfer of manufacturing of these product lines to Burlington in 2016; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs will not exceed our expectations.

For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of our acquisitions and our operating results may be harmed.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a portion of our revenue and costs is denominated in other currencies, such as the Euro, the British pound, the Japanese yen, the Canadian dollar and the Australian dollar. As of December 31, 2015, 42% of our net sales were derived from our operations outside of the United States. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Similarly, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We face intense competition from other companies, technologies, and alternative medical procedures and we may not be able to compete effectively.

The segments in which we compete are highly competitive, subject to change, and significantly affected by new product introductions and other activities of industry participants. Although no one company competes against us in all of our product lines, a number of manufacturers of peripheral vascular devices have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs, and larger facilities than ours; have established reputations with our target customers; and have developed worldwide distribution channels that are more effective than ours. Our competitors could elect to devote additional resources to the segments in which we currently enjoy less competition. Also, although we currently have leading positions in the segments for some of our products, this is not true for all of our products. From time to time, we have experienced difficulties competing against large companies.

Recent industry consolidation could make the competitive environment more difficult for smaller companies like ours. Our competitors may be companies who are larger than us and who have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. Certain of these competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us. Further, if the trend towards endovascular procedures versus open vascular procedures continues or accelerates, our competitors may be better poised to take advantage of that trend, since our main product lines are used primarily in open vascular procedures. Because of the size of the vascular disease market opportunity, competitors and potential competitors have dedicated, and we believe will continue to dedicate, significant resources to aggressively promote their products. Also, new product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use, less expensive, or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can. In addition, many of our products face competition from alternative procedures that utilize a different kind of medical device that we do not currently sell. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenues and reduced gross profits.

If we are unable to increase our selling prices to customers, or if we are required to make price concessions, our rate of net sales growth could be reduced and our operating results could suffer.

In the years ended December 31, 2015, 2014 and 2013, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales of our 1.5mm HYDRO LeMaitre Valvulotome and with respect to sales occurring in the United States. In the past, we have been able to rely upon our intellectual property position, our well-known brands, and our established reputation in the vascular surgery device marketplace to implement price increases. We implemented a significant price increase in 2015 for our 1.5mm HYDRO LeMaitre Valvulotome, and our ability to implement additional price increases with respect to that product in the future may be limited.

Additionally, we may become unable to implement further increases in the selling prices of our products:

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

We also expect marketplace changes to increasingly place pressure on medical device pricing as hospitals join group purchasing organizations, integrated delivery networks, managed care organizations and other groups that seek to aggregate purchasing power and as hospitals are given financial incentives to improve quality and reduce costs. Due to pricing pressures, surgeons may even perform alternative procedures in which our products are unnecessary.

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

We derive a significant portion of our net sales from operations in markets outside of the United States. For the year ended December 31, 2015, 42% of our net sales were derived from our operations outside of the United States. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	fluctuations in foreign currency exchange rates;

•	the imposition of additional U.S. and foreign governmental controls or regulations, including export licensing requirements, duties and tariffs, and other trade restrictions;

•	the risk of non-compliance with the Foreign Corrupt Practices Act by our sales representatives or our distributors;

•	changing medical device regulations that may impede our ability to register our products in a jurisdiction;

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

Our principal worldwide executive, distribution, and manufacturing operations are located in three adjacent leased facilities located in Burlington, Massachusetts. We also have a manufacturing site in North Melbourne, Australia. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

Our call point focus on the vascular surgeon with a product portfolio largely used in open surgical procedures may be too narrow, which may adversely affect our future sales.

Though the trend has slowed recently, the treatment of peripheral vascular disease continues to shift from open vascular surgery to minimally invasive endovascular procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures.

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

Moreover, demographic trends and other factors, such as reimbursement rates, are also driving vascular surgeons in the United States and potentially in other markets to increasingly specialize in certain kinds of procedures, such as the creation and maintenance of dialysis access sites and endovascular therapies. Vascular surgeon training programs may focus on those therapies to the exclusion of procedures of the type in which our devices would be used. If there is a decline in vascular surgeons training in open vascular procedures in favor of training in minimally invasive endovascular procedures, this could limit the number of vascular surgeons using our products due to lack skills in of open vascular procedures. Further, even those physicians trained in open procedures may discontinue performing them if there is a lack of demand. If this trend continues, it could lead to the fragmentation of our customer base, which would reduce cross-selling opportunities and the efficiency of each sales call by our sales representatives, which in turn could negatively impact our business.

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

We are subject, from time to time, to legal proceedings and litigation, including, but not limited to, actions relating to product liability, employment matters, intellectual property, contract disputes and other commercial matters. Because the outcome of litigation is inherently difficult to predict, it is possible that the outcome of litigation (or even simply the defense of litigation) could entail significant cost for us and harm our business. The fact that we operate in international markets also increases the risk that we may face legal exposures as we seek to comply with a large number of varying legal and regulatory requirements. If any such proceedings were to result in an unfavorable outcome, it could adversely affect our business, financial condition and results of operations.

If we fail to convert additional countries or products from distributor sales to direct sales, or encounter difficulties in effecting such conversions, our results of operations could suffer.

We have a history of converting international distributor sales to direct-to-hospital sales by buying out our foreign distributor agreements and selling directly to hospitals through our own established sales representatives. In the future, we may elect to convert select other countries and products from distributor sales to direct sales. Such conversions sometimes result in disruptions in our sales in the applicable geographies. These transitions may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense, since we would be required to collect customer payments directly rather than through a distributor.

Our distribution agreements are typically exclusive with terms of up to three years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct sales model. In order to ensure a successful market transition, we may compensate a distributor in connection with the termination of their distributorship, even where the payment of compensation is not required by contract or local law.

Following termination of any distribution agreement, we may encounter difficulties in transitioning to a direct-sales model in any country in question. It may take us longer than expected to find sufficient qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could reduce sales. Further, it may be difficult or impossible to transfer the assignment of a distributor’s rights to sell our products, and as a result, sales to customers may be delayed until a new agreement or approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and meet regulatory requirements that were previously the responsibility of the distributor. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in these transitions could negatively affect our business.

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

Even after our products have received marketing approval or clearance, our products may be subject to product recalls or product approvals and clearances could be withdrawn or suspended due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

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

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (PPACA). The PPACA included provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes (including the medical device excise tax in effect in 2013, 2014 and 2015). While the requirement that the medical device industry subsidize healthcare reform in the form of a 2.3%

excise tax on U.S. sales of most medical devices has been suspended for 2016 and 2017, there is no guarantee that the moratorium will be approved for subsequent years. In 2015, we paid an excise tax of approximately $0.7 million. Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax increases our cost of doing business. The impact of the PPACA and these proposals could harm our operating results and liquidity.

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

Our manufacturing facilities are subject to periodic inspection by European regulatory authorities and Notified Bodies, and we must demonstrate compliance with the Medical Devices Directive. Our most recent periodic inspections by our European Notified Bodies were conducted in July and November 2015. Any failure by us to comply with European requirements in this regard may entail our taking corrective action, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with such standards in future audits.

We also pursue registrations in other jurisdictions in which we sell our devices directly, such as Japan and China. In 2015, the China Food and Drug Administration significantly increased the application fees for registrations and imposed additional requirements for obtaining approval, which includes procedures related to conducting clinical trials in China. Any delay in product registrations could have a negative impact on our results of operations.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Our AlboGraft Vascular Graft, AlboSure Vascular Patch, and XenoSure Biologic Patch products contain bovine tissue or material derived from bovine tissue, and our Omniflow II Biosynthetic Vascular Graft contains ovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries, like Australia, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business.

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

The issuance of a patent is not conclusive as to its validity or enforceability. Any patents we have obtained or will obtain in the future might also be invalidated or circumvented by third parties. In addition, our pending patent applications may not issue as patents or, if issued, may not provide commercially meaningful protection, as competitors may be able to design around our patents to produce alternative, non-infringing designs. Should such challenges to our patents be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. Furthermore, patents expire after a certain duration, depending on the jurisdiction in which issued. To the extent any manufacturers are successful in challenging our patents or they enter the market following the expiration of our patents, this could have an adverse impact on our business and harm our sales and operating results.

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

There can be significant volatility in the market price and trading volume of equity securities that is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price at which you purchased them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, a reduced volume of trading in our common stock, and other factors.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	light volume of trading in our common stock;

•	public concern as to the safety or efficacy of our products;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to undertake or continue a share repurchase program;

•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;

•	dilutive issuances of additional securities;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital;

•	changes in financial markets or general economic conditions, including those resulting from war, incidents of terrorism, and responses to such events;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	the discontinuation of a product line or other revenue generating activity;

•	adverse regulatory actions which may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	sales of common stock by us or our directors, officers, or principal stockholders;

•	control by our affiliates and insiders of a significant percentage of our common stock; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, comparable companies, or our industry generally.

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

Our directors and executive officers collectively control approximately 25% of our outstanding common stock as of December 31, 2105. As a result, these stockholders, if they were to act together, would have significant influence on most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of our other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities in Burlington, Massachusetts. Each of our Burlington leases expires in 2023. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, with a lease which expires in August 2016 but which we expect to extend at a fair market renewal rate. We also own a 6,140 square foot manufacturing facility in North Melbourne, Australia. In addition, we have smaller leased sales and marketing offices located in Canada, China, Italy, Japan, and Spain. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2015, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the eight quarters ended December 31, 2015:

	High	Low
Year ended December 31, 2015:
First quarter ended March 31, 2015	$8.38	$7.29
Second quarter ended June 30, 2015	$12.06	$8.20
Third quarter ended September 30, 2015	$14.30	$11.13
Fourth quarter ended December 31, 2015	$17.77	$12.01

Year ended December 31, 2014:
First quarter ended March 31, 2014	$8.50	$7.42
Second quarter ended June 30, 2014	$8.39	$7.09
Third quarter ended September 30, 2014	$8.35	$6.71
Fourth quarter ended December 31, 2014	$7.65	$6.48

Holders of Record

On March 2, 2016, the closing price per share of our common stock was $14.47 as reported on The NASDAQ Global Market, and we had approximately 220 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On February 22, 2016, our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016, which will total approximately $0.8 million in payments.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering from December 31, 2010, through the end of LeMaitre’s fiscal year ended December 31, 2015. The graph assumes an investment of $100.00 made on December 31, 2010, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) the stocks comprising the NASDAQ Medical Equipment Index and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
LeMaitre Vascular, Inc	100.00	88.54	87.35	124.08	120.71	276.16
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Medical Equipment	100.00	115.55	128.17	151.89	175.17	190.80
Old Peer Group	100.00	113.98	138.32	227.95	242.57	162.21
New Peer Group	100.00	100.91	121.06	226.10	253.34	173.23

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

In the quarter ended December 31, 2015, we did not repurchase any shares of our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$78,352	$71,097	$64,549	$56,735	$57,685
Cost of sales	24,186	22,666	19,434	15,867	17,458

Gross profit	54,166	48,431	45,115	40,868	40,227
Operating expenses:
Sales and marketing	22,780	22,087	22,143	20,811	19,375
General and administrative	14,010	13,889	12,576	10,973	11,228
Research and development	5,479	4,671	5,243	5,092	4,425
Medical device excise tax	744	689	635	—	—
Restructuring charges	—	526	—	—	2,161
Gain on divestitures	(360)	—	—	(248)	(735)
Impairment charges	—	229	—	—	83

Total operating expenses	42,653	42,091	40,597	36,628	36,537

Income from operations	11,513	6,340	4,518	4,240	3,690
Other income (expense):
Interest income	13	1	4	78	11
Interest expense	—	(5)	(12)	(1)	—
Foreign currency gain (loss)	(102)	(16)	(182)	(324)	51
Other income, net	—	—	—	—	—

Total other income (loss)	(89)	(20)	(190)	(247)	62

Income before income tax	11,424	6,320	4,328	3,993	3,752
Provision for income taxes	3,666	2,405	1,126	1,422	1,609

Net income	$7,758	$3,915	$3,202	$2,571	$2,143

Earnings per share of common stock:
Basic	$0.44	$0.24	$0.21	$0.17	$0.14

Diluted	$0.42	$0.23	$0.20	$0.16	$0.13

Weighted-average shares outstanding:
Basic	17,764	16,614	15,317	15,194	15,458

Diluted	18,316	17,008	15,764	15,638	15,989

Cash dividends declared per common share	$0.16	$0.14	$0.12	$0.10	$0.08

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,451	$18,692	$14,711	$16,448	$20,132
Current assets	58,184	48,588	41,725	39,131	39,687
Total assets	90,704	81,492	70,492	63,060	59,687
Current liabilities	10,368	10,041	10,220	8,394	6,539
Long-term liabilities	2,452	3,244	3,710	1,778	1,060
Total liabilities	12,820	13,285	13,930	10,172	7,599
Total stockholders’ equity	77,884	68,207	56,562	52,888	52,088

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $4 billion, within which our core product lines address roughly $750 million. We have grown our business by using a multi-pronged strategy: focusing on the vascular surgeon call point, competing for sales in low rivalry niche markets, and expanding our growth platform through our worldwide direct sales force, as well as acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we continue to seek to expand our vascular device offerings through new product development. We currently manufacture most of our product lines in our Burlington, Massachusetts, headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, prosthetic vascular grafts, biologic vascular grafts, and powered phlebectomy devices.

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

Our business opportunities include the following:

•	the long-term growth of our sales force in North America, Europe, Asia and the Pacific Rim;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new territories upon receipt of regulatory approvals in such territories; and

•	the consolidation of product manufacturing into our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products primarily through a direct sales force. As of December 31, 2015 our sales force was comprised of 86 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other geographies through distributors. Our worldwide headquarters and main manufacturing facility is located in Burlington, Massachusetts. Our international headquarters are in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In 2015, approximately 92% of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotome devices. In the biologic vascular patch market segment, the number of competitors is limited and we believe that we have been able to increase segment share and to a lesser extent, our selling prices, mainly due to strong sales service. In the valvulotome market segment, we believe that we have been able to materially increase our selling prices without losing significant market segment share. In contrast, we have experienced less success in highly competitive product segments such as polyester and ePTFE prosthetic grafts, where we face stronger competition from larger companies with greater resources and lower production costs. We have also experienced less success in segments such as radiopaque tape, where we face recently introduced competitive products. While we believe that these challenging market dynamics can be mitigated by our strong relationships with vascular surgeons, there can be no assurance that we will be successful in other highly competitive market segments.

In recent years we have also experienced comparatively greater success in geographic markets outside of the United States, including Europe and other non-traditional markets for our devices such as China and Saudi Arabia. Sales to these geographies generally feature lower average selling prices. As a result, if we keep seeking growth opportunities outside of the United States, we will likely experience downward pressure on our gross margin.

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

•

In 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe in order to terminate their distribution of our Omniflow II biosynthetic vascular grafts and we began selling direct to hospitals in those geographies. The agreements required us to pay approximately $1.3 million in exchange for the purchase of customer lists and inventory.

•

In 2015, we entered into definitive agreements with seven UreSil, LLC distributors in Europe in order to terminate their distribution of our newly acquired Tru-Incise valvulotome and we began selling direct-to-hospital in those geographies. The termination fee was approximately $0.2 million

•

In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products and we began selling direct-to-hospital in Finland as of January 1, 2016. The termination fee was approximately $0.2 million.

We anticipate that the expansion of our direct sales organization in China will result in increased sales and marketing expenses during 2016. As of December 31, 2015 we had four employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•

In July 2013, we acquired substantially all of the assets of Clinical Instruments International, Inc. (Clinical Instruments), a manufacturer of latex and polyurethane shunts and catheters, for $1.1 million.

•

In August 2013, we acquired substantially all of the assets of InaVein, LLC (InaVein), a manufacturer of a varicose veins removal system. The purchase price consisted of $2.5 million plus potential contingent consideration of up to $1.4 million. In October 2014, we paid $0.2 million related to a sales milestone.

•

In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

•	In September 2014, we terminated our non-occlusive modeling catheter product line.

•	In May 2015, we acquired the production and distribution rights of UreSil LLC’s Tru-Incise valvulotome for sales ouside of the United States for $1.4 million.

•

In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property and customer lists associated with The UnBalloon, our non-occlusive modeling catheter product line for $0.4 million.

•	In December 2015, we terminated our InvisiGrip vein stripper product line, and wrote down $0.1 million of related inventory in the third quarter of 2015.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In April 2013, we launched the MultiTASC device.

•	In May 2013, we launched the 1.5mm Expandable LeMaitre Valvulotome.

•	In June 2013, we launched the AlboSure Vascular Patch.

•	In June 2014, we launched the 1.5mm HYDRO LeMaitre Valvulotome.

•	In December 2014, we launched the LeMills valvulotome.

•	In December 2015, we launched the long AnastoClip AC.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March 2014 and completed the manufacturing transfer during the second quarter of 2014.

•

In March 2015, we initiated the transfer of the manufacturing of our newly acquired angioscope product line to our facility in Burlington. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•

In May 2015, we initiated plans to establish a production line for our newly acquired Tru-Incise valvulotome product line at our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. We expect the establishment of the production line and transition of manufacturing to be completed in the first quarter of 2016.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related restructuring and other non-recurring charges, as well as longer term impacts to revenues and operating expenditures. For example, in 2014, we incurred $0.5 million of restructuring charges related to reductions in force and our Clinical Instruments facility closure and relocation to Burlington, Massachusetts, and in 2015 we recognized a gain of $0.4 million related to the sale of The UnBalloon, our non-occlusive modeling catheter line.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2015, approximately 42% of our sales occurred outside the United States. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same local currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect. We estimate that the strong U.S. dollar decreased our 2015 revenues by approximately $5.6 million, reduced 2015 gross margin by 1.7 percentage points, and reduced 2015 operating income by approximately $2.8 million as compared to the exchange rates for the year ended December 31, 2014.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily generated by shipments to distributors who, in turn, sell to hospitals and clinics. In certain cases our products are held on consignment at a hospital or clinic prior to purchase; in those instances we recognize revenue at the time the product is used in surgery rather than at shipment.

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

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned foreign subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiaries, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S tax reporting purposes.

Results of Operations

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2015	2014	$ Change	change
	($ in thousands)
Net sales	$78,352	$71,097	$7,255	10%
Net sales by geography:
Americas	$47,975	$43,502	$4,473	10%
International	30,377	27,595	2,782	10%

Total	$78,352	$71,097	$7,255	10%

Net sales. Net sales increased 10% to $78.4 million in 2015 from $71.1 million in 2014. Sales from newly acquired product lines contributed 4.5% to the sales growth.

The increase in net sales of $7.3 million in 2015 was primarily driven by increased sales in biologic vascular patches of $2.9 million, valvulotomes of $1.7 million and powered phlebectomy systems of $0.8 million. In addition, sales of biological vascular grafts, which were acquired in 2014, increased net sales in 2015 by $2.9 million. This sales growth was partially offset by decreased sales of occlusion catheters of $0.8 million. Across all product lines, we estimate that the strengthening U.S. dollar as compared to 2014 decreased our net sales by $5.6 million. Average selling prices increased across nearly all product lines, particularly in the valvulotome segment, as the 1.5mm HYDRO valvulotome was introduced in Europe.

Direct-to-hospital net sales were 92% of net sales in 2015 compared to 91% in 2014. This increase was primarily driven by proportionately lower export sales from the U.S. and Europe to China of $0.3 million.

Net sales by geography. Net sales in the Americas increased by $4.5 million to $48.0 million in 2015. This increase was primarily driven by increased sales of biologic vascular patches of $1.9 million, valvulotomes of $1.0 million and vessel closure systems of $0.8 million. These increases were partially offset by decreased sales of occlusion catheters of $0.5 million and cholangiogram catheters of $0.4 million. International net sales increased by $2.8 million to $30.4 million in 2015. This increase was primarily driven by higher sales of biologic vascular grafts of $2.8 million, biologic vascular patches of $0.9 million, valvulotomes of $0.6 million and powered phlebectomy systems of $0.5 million. These increases were offset by decreased sales of vessel closure systems of $0.7 million, radiopaque tape of $0.3 million and catheters of $0.3 million. Recently, we have experienced stronger sales growth in Europe as well as other non-traditional markets such as China and Saudi Arabia as compared to the United States. Sales to these geographies generally feature lower average selling prices. As a result, if revenue continues to grow outside of the United States, it could negatively impact our gross margin.

				Percent
	2015	2014	$ Change	change
	($ in thousands)
Gross profit	$54,166	$48,431	$5,735	12%
Gross margin	69.1%	68.1%	*	1.0%

Gross profit. Gross profit increased by $5.7 million to $54.2 million in 2015 from $48.4 million in 2014, and our gross margin increased by 1.0% to 69.1% in 2015. The gross margin increase in 2015 was largely driven by average selling price increases, particularly with respect to the introduction of our 1.5mm HYDRO valvulotome, as well as increased manufacturing efficiencies, particularly with respect to the XenoSure and AlboGraft product lines. These improvements were partially offset by unfavorable changes in foreign currency exchange rates, as well as increased sales to lower margin geographies such as China and Saudi Arabia. The gross profit increase was also a result of higher sales.

				Percent	2015 as a %	2014 as a %
	2015	2014	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$22,780	$22,087	$693	3%	29%	31%
General and administrative	14,010	13,889	121	1%	18%	20%
Research and development	5,479	4,671	808	17%	7%	7%
Medical device excise tax	744	689	55	8%	1%	1%
Restructuring	—	526	(526)	*	*	1%
Gain on Divestitures	(360)	—	(360)	*	*	*
Impairment charges	—	229	(229)	*	*	*

	$42,653	$42,091	$562	1%	54%	59%

*	Not a meaningful percentage.

Sales and marketing. Sales and marketing expenses increased to $22.8 million in 2015 from $22.1 million in 2014. As a percentage of net sales, sales and marketing expenses were 29% in 2015, down 2% from the prior year. Selling expenses increased $0.7 million while marketing expenses were unchanged. Selling expense increases in 2015 were driven by higher compensation and related expenses of $0.7 million and travel and sales meetings and related costs of $0.3 million. These increases were partially offset by lower consulting costs and other expenses. Additionally, changes in foreign currency exchange rates reduced our sales and marketing expense as compared to 2014. We plan to increase the size of our sales force in 2016, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. General and administrative expenses increased by 1% to $14.0 million in 2015 from $13.9 million in 2014. As a percentage of net sales, general and administrative expenses were 18% in 2015 as compared to 20% in the prior year. General and administrative expense increases for 2015 were mainly driven by increased compensation related expenses of $0.6 million, partially offset by decreases in acquisition related expenses of $0.5 million as compared to the prior year. Additionally, changes in foreign currency exchange rates reduced our general and administrative expense as compared to 2014.

Research and development. Research and development expenses increased 17% to $5.5 million in 2015 from $4.7 million in 2014. As a percentage of net sales, research and development expenses were 7% in both 2015 and 2014. Product development expenses increased $0.8 million primarily due to higher compensation and related expense of $0.3 million, higher product testing costs of $0.2 million and higher professional services and other expenses. Clinical and regulatory costs were unchanged.

Medical device excise tax. The medical device excise tax was $0.7 million in 2015 and 2014. On December 18, 2015, the Consolidated Appropriations Act of 2016 was signed into law. The Consolidated Appropriations Act of 2016 suspends the medical device tax for the period beginning January 1, 2016 and ending December 31, 2017.

Restructuring. In February 2014, we committed to a plan intended to improve operational efficiencies, which included a reduction in force of approximately 10% of our workforce and other cost-cutting measures, including the transfer of our Clinical Instruments operations to our Burlington headquarters. As a result, we recorded approximately $0.4 million of severance related restructuring expense. In April 2014, we committed to an additional reduction in force of approximately seven employees. As a result, we recorded approximately $0.1 million of severance related restructuring expense. The cost of these plans was paid in full in 2014. There were no restructuring charges in 2015.

Gain on Divestitures. In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property and customer lists associated with The UnBalloon, our non-occlusive modeling catheter product line for $0.4 million.

Impairment charges. In 2014 we recognized impairment charges of $0.2 million related to trademarks, technology, and manufacturing equipment upon the termination of The UnBalloon, our non-occlusive modeling catheter product line.

Other income (expense). Foreign exchange losses for 2015 were $0.1 million as compared to $16,000 for 2014.

Income tax expense. We recorded a provision for taxes of $3.7 million on pre-tax income of $11.4 million in 2015 as compared to $2.4 million on pre-tax income of $6.3 million in 2014. The 2015 provision was comprised of Federal tax provision in the United States of $3.2 million, a state tax benefit of $0.1 million and a foreign tax provision of $0.6 million. The 2014 provision was comprised of Federal tax in the United States of $1.9 million, state taxes of $0.2 million and foreign taxes of $0.3 million. Our effective tax rate differed from the U.S. statutory tax rate in 2015 principally due to manufacturing deductions, Subpart-F income, state taxes, research and development tax credits, effect of foreign taxes, other permanent differences, and other. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2015, we will continue to carry a valuation allowance against $2.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards; based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized. Of the $2.2 million of valuation allowance, $2 million resulted from the Xenotis acquisition in Australia.

We expect our effective tax rate to increase in 2016, as our state tax rates will be normalized. In 2015, a Massachusetts valuation allowance was reversed, which lowered our overall effective tax rate by 3.5%.

Comparison of the year ended December 31, 2014, to the year ended December 31, 2013

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

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

Net sales by geography. Net sales in the Americas increased $2.4 million to $43.5 million in 2014. The increase was largely the result of higher average selling prices across nearly all product lines, as well as increased sales of powered phlebectomy systems, biologic vascular patches, valvulotomes, and catheters. These increases were partially offset by a decrease in vessel closure systems of $0.6 million and remote endarterectomy devices of $0.2 million. International net sales increased $4.2 million to $27.6 million in 2014. The increase was primarily driven by higher sales of biologic vascular patches, catheters, shunts, and valvulotomes. In addition, our newly acquired biologic vascular graft sales were primarily in Europe.

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

Medical device excise tax. The medical device excise tax was $0.7 million in 2014 compared to $0.6 million in 2013, an increase of approximately $50,000 driven by increased U.S. sales.

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

Impairment charges. We recognized impairment charges of $0.2 million related to trademarks, technology, and manufacturing equipment upon the termination of The UnBalloon, our non-occlusive modeling catheter product line in 2014.

Other income (expense). Foreign exchange losses for 2014 were $16,000 compared to $0.2 million for 2013 as the exchange rates between the US dollar and Euro were generally unchanged in 2014 vs. 2013.

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

We assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2014, we would continue to carry a valuation allowance against $3.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards, as based on the weight of available evidence, we believed it to be more likely than not that such assets would not be realized. Of the $3.2 million of valuation allowance, $2.2 million resulted from the Xenotis acquisition in Australia.

Liquidity and Capital Resources

At December 31, 2015, our cash and cash equivalents totaled $27.5 million compared to $18.7 million at December 31, 2014. Our cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase and consist of money market funds, and are stated at cost, which approximates fair value. We did not hold any marketable securities nor any mortgage asset-backed or auction-rate securities in our investment portfolio as of December 31, 2015. All of our cash balances held outside of the United States are available for corporate use, with the exception of $2.9 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, fund acquisitions, and pay our long-term liabilities. Since our inception, we have funded our operations through private and public placements of equity securities, short-term borrowings, and funds generated from our operations.

For the year ended December 31, 2015, we reported operating income of $11.4 million. For the year ended December 31, 2014, we reported operating income of $6.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition related payments;

•	payments associated with U.S income, sales and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Cash Flows

	Year ended December 31,
	2015	2014	Net Change
	($ in thousands)
Cash and cash equivalents	$27,451	$18,692	$8,759
Cash flows provided by (used in):
Operating activities	$11,438	$5,512	$5,926
Investing activities	(3,480)	(7,748)	4,268
Financing activities	1,079	6,662	(5,583)

Operating activities. Net cash provided by operating activities was $11.4 million in 2015, and consisted of $7.8 million in net income, adjusted for non-cash items of $4.3 million (including depreciation and amortization of $3.4 million, stock-based compensation of $1.4 million, and provision for inventory write-offs of $0.5 million) and was offset by working capital increases of $0.7 million. Working capital increases were driven primarily by increased prepaid expenses, including primarily prepaid taxes, of $2.0 million and accounts receivable of $1.9 million, offset by increased accounts payable and other liabilities of $2.6 million.

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

Investing activities. Net cash used in investing activities was $3.5 million in 2015. This was driven by the purchase of property and equipment of $2.3 million and acquisition related payments of $1.6 million, primarily related to the Tru-Incise acquisition and related distributor buyouts, partially offset by proceeds from the sale of the UnBalloon modeling catheter assets of $0.4 million.

Net cash used in investing activities was $7.7 million in 2014. This was driven by acquisition related payments of $6.6 million, primarily related to Xenotis and Applied Medical, and the purchase of property and equipment of $1.2 million.

Financing activities. Net cash provided by financing activities was $1.1 million in 2015, driven primarily by proceeds from stock option exercises of $4.8 million partially offset by payments of common stock dividends of $2.8 million, payment of deferred acquisition payments of $1.1 million, and the acquisition of $0.3 million of treasury stock to cover minimum withholding taxes of restricted stock unit vestings.

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

Dividends. In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On February 22, 2016, our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016, which will total approximately $0.8 million in payments.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of December 31, 2015:

		Less			More
		than	1-3	3-5	than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$7,604	$1,258	$1,969	$1,769	$2,608
Purchase commitments for inventory	2,777	2,556	221	—	—

Total contractual obligations	$10,381	$3,814	$2,190	$1,769	$2,608

The commitments under our operating leases consist primarily of lease payments for our corporate headquarters and manufacturing facility in Burlington, Massachusetts, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2016 and which we currently expect to extend; our Tokyo, Japan office, expiring in 2016 at which point it becomes automatically renewable for specified periods; our Milan, Italy office, expiring in 2020; our Madrid, Spain office, expiring in 2017; our two Australia facilities expiring in 2020; and our Shanghai, China office, expiring in 2017. They also include automobile and equipment leases.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below. We also occasionally enter into consigned inventory arrangements with either hospitals or distributors on a limited basis.

We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use customer purchase orders or contracts to determine the existence of an arrangement. Sales transactions are based on prices that are determinable at the time that the customer’s purchase order is accepted by us. In order to determine whether collection is reasonably assured, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment. We provide for product returns at the time revenue is recognized based on our historical product return history. Based on these policies, we recognize revenue, net of allowances for returns and discounts, as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts as well as any sales and value added taxes required to be invoiced, at the time of shipment of our products to our distributors.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2015 our receivables in Italy and Spain totaled $1.0 million and $0.5 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2015, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $1.4 million in connection with share-based payment awards for the year ended December 31, 2015. The future expense of non-vested share-based awards of approximately $3.2 million is to be recognized over a weighted-average period of 3.5 years. During 2015, we granted stock options at a weighted average fair value of $2.80 and RSUs with weighted average fair value of $11.32.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. Our assessment is performed as of December 31 each year based on a single reporting unit. We first perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $17.8 million and $17.3 million as of December 31, 2015 and 2014, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks and are amortized over their estimated useful lives, ranging from 1 to 13 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period in which it is identified. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $6.3 million as of December 31, 2015 and $7.2 million as of December 31, 2014. In 2014, we recognized an impairment charge of $0.2 million related to trademarks and technology upon the termination of our non-occlusive modeling catheter product line.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2015, 2014, and 2013, we were not subject to any material litigation, claims or assessments.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $2.2 million and $3.2 million as of December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We have not yet determined the impact on our consolidated financial statements.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In May 2014, the FASB issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2017, allows for either full retrospective or modified retrospective application, and early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are assessing the new standard and which adoption method we will apply. We have not yet determined the impact on our results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts.

Foreign Currency Risk

During fiscal 2015 and 2014, 42% of our total revenue was from customers outside of the United States. In addition, a significant portion of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2015 and fiscal 2014. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, Canadian dollar, Australian dollar and Japanese yen.

During fiscal 2015 and fiscal 2014, we recorded $0.1 million and $16 thousand of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.4 million for fiscal 2015.

Interest Rate Risk

At December 31, 2015, we held $27.5 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2015, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were not effective as of December 31, 2015 due to a material weakness in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting”.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“US GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for the assessment of the effectiveness of our internal control over financial reporting. Under the supervision and with the participation of the principal executive and financial officers of the Company, management assessed our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness described below (which was not remediated as of December 31, 2015), we did not maintain effective internal control over financial reporting, specifically with respect to revenue recognition, as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We concluded that we had a material weakness because we did not have control activities in revenue recognition that were designed and operating effectively, including controls to validate pricing terms and conditions in our revenue contracts such that the price of a sale is fixed or determinable at the time of shipment for all sales made by the Company. Control activities that were historically in place (i) did not always address relevant risks and (ii) were not performed on all relevant transactions. In addition, the level of precision of the management review controls was not sufficient to identify all potential errors.

Notwithstanding the material weaknesses discussed above and management’s assessment that internal control over financial reporting was ineffective as of December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. This material weakness did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

Our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their respective report which is included herein.

Management’s Plan for Remediation

Management is in the process of designing and implementing a remediation plan intended to address the control deficiencies which resulted in the material weakness described above. These remediation efforts are expected to include enhancement of automated and management oversight controls to validate pricing terms and conditions. Management will report regularly to the Audit Committee regarding the status of the implementation activities.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Management is in the process of preparing and implementing a remediation plan to address the material weakness described above.

Inherent Limitations of Internal Controls

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LeMaitre Vascular, Inc.

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2015, management disclosed a material weakness around the design and effectiveness of its controls over revenue recognition.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 10, 2016, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 10, 2016

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2016 definitive proxy statement (2016 Definitive Proxy Statement) for the 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2015.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2016 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2015. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,927,325	$8.39	2,329,104
Equity compensation plans not approved by security holders	—	—	—

Total	1,927,325	$8.39	2,329,104

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2016 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2016 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

1.1	Underwriting Agreement dated as of May 30, 2014, among the Registrant, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.5	Amendment No. 4 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-Q	8/7/14	001-33092

2.6	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	001-33092

2.7	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), the Registrant and LeMaitre Vascular Pty Ltd.	10-Q	11/6/14	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	333-133532

10.3	Director Compensation Policy	10-K	3/27/12	001-33092

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	001-33092

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.15	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.16	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.17	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.18†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.19†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.21	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.22	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.23	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.24	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.25	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.26	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.27	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.28	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.29†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.30†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.31†	Executive Retention and Severance Agreement dated October 26, 2015, by and between the Registrant and Michael T. Wijas.				X

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

23.2	Consent of Ernst & Young LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2016.

LEMAITRE VASCULAR, INC.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2016
George W. LeMaitre

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016
Joseph P. Pellegrino, Jr.

/s/ LAWRENCE J. JASINSKI	Director	March 10, 2016
Lawrence J. Jasinski

/s/ CORNELIA W. LEMAITRE	Director	March 10, 2016
Cornelia W. LeMaitre

/s/ JOHN J. O’CONNOR	Director	March 10, 2016
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	March 10, 2016
David B. Roberts

/s/ JOHN A. ROUSH	Director	March 10, 2016
John A. Roush

/S/ MICHAEL H. THOMAS	Director	March 10, 2016
Michael H. Thomas

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheet of LeMaitre Vascular, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeMaitre Vascular, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheet of LeMaitre Vascular, Inc. (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeMaitre Vascular, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2015

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,451	$18,692
Accounts receivable, net of allowances of $243 at December 31, 2015, and $242 at December 31, 2014	11,971	10,803
Inventory	15,205	16,714
Prepaid expenses and other current assets	3,557	2,379

Total current assets	58,184	48,588
Property and equipment, net	7,022	6,878
Goodwill	17,789	17,281
Other intangibles, net	6,336	7,157
Deferred tax assets	1,205	1,418
Other assets	168	170

Total assets	$90,704	$81,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,366	$1,127
Accrued expenses	8,837	7,479
Acquisition-related obligations	165	1,435

Total current liabilities	10,368	10,041
Deferred tax liabilities	1,678	2,919
Other long-term liabilities	774	325

Total liabilities	12,820	13,285
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 19,748,321 shares at December 31, 2015, and 18,778,436 shares at December 31, 2014	197	188
Additional paid-in capital	82,094	75,389
Retained earnings (accumulated deficit)	8,161	3,248
Accumulated other comprehensive loss	(4,049)	(2,365)
Treasury stock, at cost; 1,431,139 shares at December 31, 2015, and 1,407,211 shares at December 31, 2014	(8,519)	(8,253)

Total stockholders’ equity	77,884	68,207

Total liabilities and stockholders’ equity	$90,704	$81,492

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net sales	$78,352	$71,097	$64,549
Cost of sales	24,186	22,666	19,434

Gross profit	54,166	48,431	45,115
Sales and marketing	22,780	22,087	22,143
General and administrative	14,010	13,889	12,576
Research and development	5,479	4,671	5,243
Medical device excise tax	744	689	635
Restructuring charges	—	526	—
Gain on divestitures	(360)	—	—
Impairment charges	—	229	—

Total operating expenses	42,653	42,091	40,597

Income from operations	11,513	6,340	4,518

Other income (expense):
Interest income	13	1	4
Interest expense	—	(5)	(12)
Foreign currency loss	(102)	(16)	(182)

Income before income taxes	11,424	6,320	4,328
Provision for income taxes	3,666	2,405	1,126

Net income	$7,758	$3,915	$3,202

Earnings per share of common stock:
Basic	$0.44	$0.24	$0.21

Diluted	$0.42	$0.23	$0.20

Weighted-average shares outstanding:
Basic	17,764	16,614	15,317

Diluted	18,316	17,008	15,764

Cash dividends declared per common share	$0.16	$0.14	$0.12

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$7,758	$3,915	$3,202
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,684)	(2,112)	180

Total other comprehensive income (loss)	(1,684)	(2,112)	180

Comprehensive income	$6,074	$1,803	$3,382

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Deficit	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital		Income (Loss)	Shares	Amount
Balance at December 31, 2012	16,539,621	$165	$64,694	$(3,869)	$(433)	1,323,537	$(7,669)	$52,888
Net income				3,202				3,202
Other comprehensive income					180			180
Issuance of common stock for stock options exercised	307,425	4	1,214					1,218
Vested restricted stock units	112,284	1						1
Excess tax benefits from stock-based compensation awards			31					31
Stock based compensation expense			1,253					1,253
Repurchase of common stock at cost						56,582	(373)	(373)
Common stock cash dividend paid			(1,838)					(1,838)

Balance at December 31, 2013	16,959,330	$170	$65,354	$(667)	$(253)	1,380,119	$(8,042)	$56,562

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	16,959,330	$170	$65,354	$(667)	$(253)	1,380,119	$(8,042)	$56,562
Net income				3,915				3,915
Other comprehensive income					(2,112)			(2,112)
Issuance of common stock	1,644,500	16	10,474					10,490
Issuance of common stock for stock options exercised	103,064	1	342					343
Vested restricted stock units	71,542	1						1
Excess tax benefits from stock-based compensation awards			225					225
Stock based compensation expense			1,302					1,302
Repurchase of common stock at cost						27,092	(211)	(211)
Common stock cash dividend paid			(2,308)					(2,308)

Balance at December 31, 2014	18,778,436	$188	$75,389	$3,248	$(2,365)	1,407,211	$(8,253)	$68,207

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained		Treasury Stock
	Shares	Amount		Earnings		Shares	Amount
Balance at December 31, 2014	18,778,436	$188	$75,389	$3,248	$(2,365)	1,407,211	$(8,253)	$68,207
Net income				7,758				7,758
Other comprehensive income					(1,684)			(1,684)
Issuance of common stock for stock options exercised	906,936	9	4,827					4,836
Vested restricted stock units	62,949							0
Excess tax benefits from stock-based compensation awards			454					454
Stock based compensation expense			1,424					1,424
Repurchase of common stock at cost						23,928	(266)	(266)
Common stock cash dividend paid				(2,845)				(2,845)

Balance at December 31, 2015	19,748,321	$197	$82,094	$8,161	$(4,049)	1,431,139	$(8,519)	$77,884

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income	$7,758	$3,915	$3,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,394	3,334	2,793
Stock-based compensation	1,424	1,302	1,253
Fair value adjustments to contingent consideration obligations	—	138	57
Impairment charges	—	229	—
Provision (recovery) of doubtful accounts	182	54	(29)
Provision for inventory write-downs	462	667	479
Provision (benefit) for deferred income taxes	(384)	(72)	287
Gain on divestitures	(360)	—	—
Excess tax benefits from stock-based compensation awards	(454)	(225)	(31)
Loss on disposal of property and equipment	5	8	52
Foreign currency transaction gain	100	60	115
Changes in operating assets and liabilities:
Accounts receivable	(1,879)	(654)	(1,247)
Inventory	608	(2,711)	(2,168)
Prepaid expenses and other assets	(2,035)	553	(236)
Accounts payable and other liabilities	2,617	(1,086)	861

Net cash provided by operating activities	11,438	5,512	5,388
Investing activities
Purchases of property and equipment	(2,273)	(1,174)	(2,733)
Payments related to acquisitions, net of cash acquired	(1,565)	(6,559)	(3,291)
Proceeds from divestitures, net of expenses	360	—	—
Proceeds from sale of property and equipment	15	—	—
Purchase of intellectual property	(17)	(15)	(164)

Net cash used in investing activities	(3,480)	(7,748)	(6,188)
Financing activities
Payments of long-term debt	—	(1,133)	—
Payment of deferred acquisition consideration	(1,100)	(745)	—
Proceeds from issuance of common stock	4,836	10,834	1,219
Purchase of treasury stock	(266)	(211)	(373)
Common stock cash dividend paid	(2,845)	(2,308)	(1,838)
Excess tax benefits from stock-based compensation awards	454	225	31

Net cash provided by (used in) financing activities	1,079	6,662	(961)
Effect of exchange rate changes on cash and cash equivalents	(278)	(445)	24

Net increase (decrease) in cash and cash equivalents	8,759	3,981	(1,737)
Cash and cash equivalents at beginning of year	18,692	14,711	16,448

Cash and cash equivalents at end of year	$27,451	$18,692	$14,711

Supplemental disclosures of cash flow information (see Note 13).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, biologic vascular grafts, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, angioscopes, and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, LeMaitre Vascular ULC, LeMaitre Vascular AS, LeMaitre Vascular Pty Ltd, Xenotis Pty Ltd, LeMaitre Vascular, Ltd. and LeMaitre Medical Technology (Shanghai) Co. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Based on these policies, we recognize revenue, net of allowances for returns and discounts, as well as any sales and value added taxes required to be invoiced as products are shipped, based on shipping point terms, or at the time consigned inventory is consumed at which time title passes to customers. We recognize revenue net of allowances for returns and discounts, at the time of shipment of our products to our distributors. Customers returning products are entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, must have at least 18 months remaining prior to its expiration date, or twelve months for our hospital customers in Europe, and generally be returned within 30 days of shipment. These return policies apply to sales to both hospitals and distributors. The amount of products returned to us, either for exchange or credit, has not been material. Nevertheless, we provide for an allowance for future sales returns based on historical return experience. Our cost of replacing defective products has not been material and is accounted for at the time of replacement.

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

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Advertising expense	$428	$462	$421

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in money market funds. These amounts are stated at cost, which approximates fair value.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $4.7 million as of December 31, 2015.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2015 our receivables in Italy and Spain totaled $1.0 million and $0.5 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2015, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at Beginning of Period	Additions (recoveries) charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2015	$242	$182	$181	243
Year ended December 31, 2014	263	54	75	242
Year ended December 31, 2013	326	(29)	34	263

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable and trade payables. The fair value of the majority of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest.

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

In 2014, we recognized an impairment charge of $0.2 million related to trademarks, technology, and manufacturing equipment upon the terminaton of The UnBalloon, our non-occlusive modeling catheter product line.

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

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2015, 2014, or 2013.

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

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2015, 2014, and 2013, we were not subject to any material litigation or claims and assessments.

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

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective October 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

A provision has not been made for U.S. or additional non-U.S. taxes on $2.9 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because we plan to keep these amounts permanently reinvested overseas. To the extent such foreign earnings were remitted in the future a deferred tax liability of $0.8 million would be recorded.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2015 and 2014.

Accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $4.0 million and $2.4 million as of December 31, 2015 and 2014, respectively.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$7,758	$3,915	$3,202

Weighted average shares outstanding	17,764	16,614	15,317

Basic earnings per share	$0.44	$0.24	$0.21

Diluted:
Net income available for common stockholders	$7,758	$3,915	$3,202

Weighted-average shares outstanding	17,764	16,614	15,317
Common stock equivalents, if dilutive	552	394	447

Shares used in computing diluted earnings per common share	18,316	17,008	15,764

Diluted earnings per share	$0.42	$0.23	$0.20

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	55	277	373

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We have not yet determined the impact on our consolidated financial statements.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. A reporting entity should apply ASU 2015-11 prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of ASU 2015-11 on our consolidated financial statements.

On May 28, 2014, the FASB and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.

The new revenue recognition guidance becomes effective for the Company on January 1, 2018, with early adoption permitted for the Company on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

2. Acquisitions and Divestitures

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. In each case for the acquisitions disclosed below, pro forma information assuming the acquisition had occurred at the beginning of the earliest period presented is not included as the impact is immaterial.

XenoSure Manufacturing and Distribution Rights

In October 2012, we entered into an asset purchase agreement (the Neovasc Agreement) with Neovasc, Inc. and its subsidiary, Neovasc Medical Inc. (collectively Neovasc) to acquire the manufacturing and distribution rights of the XenoSure biologic vascular patch. Previously, we were the exclusive distributor of the XenoSure biologic vascular patch through January 26, 2016 and held an option to purchase the manufacturing and distribution rights. Assets acquired in October 2012 include intellectual property, manufacturing know-how, and a five year non-compete agreement. Other provisions of the Neovasc Agreement include transitional assistance from Neovasc and mutual indemnification for losses arising out of or relating to certain breaches of, and misrepresentations under, the Neovasc Agreement. Additionally, we entered into a supply agreement with Neovasc while we transition manufacturing to our Burlington facility.

The purchase price for this acquisition was $4.6 million. We paid Neovasc $4.3 million at the closing of the acquisition. The remaining $0.3 million was paid in October 2013. We accounted for the acquisition as a business combination. We recorded $2.8 million of intangible assets and $1.8 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of November 1, 2012 was 12.0 years. The goodwill is deductible for tax purposes over 15 years.

Clinical Instruments International, Inc.

In July 2013, we entered into an asset purchase agreement with Clinical Instruments International, Inc. (Clinical Instruments) to acquire substantially all the assets of Clinical Instruments for $1.1 million. We paid $0.9 million at the closing and paid the remaining $0.2 million in October 2014. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property. We recorded $0.2 million of inventory, $0.3 million of intangible assets and $0.6 million of goodwill. The weighted-average amortization period for the acquired intangible assets as of July 31, 2013 was 5.7 years. The goodwill is deductible for tax purposes over 15 years.

InaVein, LLC

In August 2013, we entered into an Asset Purchase Agreement with InaVein, LLC (InaVein) to acquire substantially all the assets of InaVein for $2.5 million and potential acquisition-related contingent consideration totaling $1.4 million in 2014 and 2015 dependent on the sales performance of the acquired business and the timing of regulatory approval in China. We paid $2.1 million at the closing and the remaining $0.4 million fixed payment was made in September 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, and intellectual property. Liabilities assumed include payables and service contracts.

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

The contingent consideration was initially valued at the date of acquisition and is remeasured each reporting period until the contingency is resolved. Based upon stronger than expected sales to China, we recorded an increase of $0.1 million related to the contingent consideration, which was dependent on the sales performance of the acquired business in the first year following the closing of the transaction as a charge to general and administrative expense in 2014. In October 2014, we paid $0.2 million related to the first sales related milestone. Neither the milestone related to the timing of the regulatory approval in China nor the second sales milestone was achieved.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million was paid in August 2015. The net tangible asset purchase price adjustment of $0.2 million was paid in November 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, a building, and intellectual property. Liabilities assumed include payables and debt.

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

The goodwill of $2.5 million will not be deductible for tax purposes. In addition, we acquired deferred tax assets of $2.4 million which consist primarily of net operating loss carry-forwards and capital loss carry-forwards. We assessed the need for a valuation allowance on the acquired deferred tax assets in Australia. Our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that it was more likely than not that we would not be able to utilize the deferred tax assets in Australia. We recorded a full valuation allowance on these deferred tax assets.

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

The goodwill of $0.1 million is deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$3	2.0 years
Tradename	28	7.0 years
Technology	163	7.0 years
Customer relationships	82	9.0 years

Total intangible assets	$276

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for a purchase price of approximately $1.4 million. We paid $1.1 million with the remaining $0.3 million payable at various points in 2016 and 2017. We accounted for the acquisition as a business combination. Assets acquired include inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

The following table summarizes the purchase price allocation at the date of the acquisition:

Allocated Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Technology	391	7.0 years
Customer relationships	17	3.0 years

Total intangible assets	$545

Other Items

Following the Tru-Incise valvulotome acquisition, we entered into definitive agreements with eight UreSil distributors to terminate their distribution of the Tru-Incise valvulotome for aggregated termination fees of $0.2 million. We recorded approximately $0.2 million of intangible assets with a weighted-average amortization period of 3.0 years.

In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex) our then-distributor in Finland in order to terminate its distribution of our products and we began selling direct to hospitals in Finland as of January 1, 2016. The agreement required us to pay approximately $0.2 million in exchange for the purchase of customer lists and a non-compete agreement.

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

The UnBalloon Divestiture

In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with our The UnBalloon non-occlusive modeling catheter product line for $0.4 million which was recognized as a gain on divestiture in the third quarter of 2015. During the year ended December 31, 2014, we had recognized an impairment charge of $0.2 million on The UnBalloon non-occlusive modeling catheter product line. Additionally, in 2014 we recognized a $0.3 million charge to cost of sales related to the non-occlusive modeling catheter inventory.

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

3. Inventory

Inventory consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Raw materials	$3,062	$3,367
Work-in-process	2,681	3,464
Finished products	9,462	9,883

Total inventory	$15,205	$16,714

We held inventory on consignment of $1.1 million and $0.8 million as of December 31, 2015 and 2014, respectively.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Computers and equipment	$2,560	$2,399
Machinery and equipment	8,264	7,278
Building and leasehold improvements	6,143	5,721

Gross property and equipment	16,967	15,398
Less accumulated depreciation	(9,945)	(8,520)

Property and equipment, net	$7,022	$6,878

Depreciation expense is as follows:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Depreciation expense	$1,881	$1,795	$1,573

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$17,281	$15,031
Additions for acquisitions	742	2,555
Effects of currency exchange	(234)	(305)

Balance at end of year	$17,789	$17,281

Other intangibles consist of the following:

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Carrying Value of Intangible Assets
	(in thousands)
Product technology	$7,113	$3,247	$3,866	$7,134	$2,777	$4,357
Trademarks and licenses	1,560	1,230	330	1,557	1,074	483
Customer relationships	3,801	2,143	1,658	3,694	1,781	1,913
Other intangible assets	1,297	815	482	1,084	680	404

Total identifiable intangible assets	$13,771	$7,435	$6,336	$13,469	$6,312	$7,157

These assets are being amortized over useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of December 31, 2015, is 6.0 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Amortization expense	$1,513	$1,539	$1,220

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2015, is as follows:

	Year ended December 31,
	2016	2017	2018	2019	2020
			(in thousands)
Amortization expense	$1,469	$1,212	$1,025	$838	$585

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Compensation and related taxes	$6,062	$4,819
Income and other taxes	483	444
Professional fees	530	496
Other	1,762	1,720

Total	$8,837	$7,479

7. Commitments and Contingencies

Leases

We conduct the majority of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2015 and 2014. Rent expense was as follows:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Rent expense	$1,506	$1,435	$1,264

At December 31, 2015, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

	Year ended December 31,
	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Operating leases	$1,258	$973	$996	$901	$868	$2,608

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $2.8 million of inventory through 2017. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

8. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
United States	$10,469	$5,341	$4,692
Foreign	955	979	(364)

Total	$11,424	$6,320	$4,328

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$3,218	$2,058	$504
State	333	238	143
Foreign	499	181	192

	4,050	2,477	839
Deferred:
Federal	(12)	(176)	1,968
State	(466)	(14)	(84)
Foreign	94	118	(1,597)

	(384)	(72)	287

Provision for income taxes	$3,666	$2,405	$1,126

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $82,000, which may increase within the twelve months ending December 31, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2024. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2015	2014	2013
	(in thousands)
Unrecognized tax benefits at the beginning of year	$23	$111	$321
Additions for tax positions of current year	—	20	—
Additions for tax positions of prior years	59	—	—
Reductions for settlements with taxing authorities.	—	(33)	—
Reductions for lapses of the applicable statutes of limitations	—	(75)	(210)

Unrecognized tax benefits at the end of the year	$82	$23	$111

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Inventory	$589	$524
Net operating loss carryforwards	2,786	3,296
Tax credit carryforwards	654	585
Capital loss carryforwards	1,090	1,306
Reserves and accruals	631	434
Intangible assets	996	1,040
Stock options	355	312
Other	16	48

Total deferred tax assets	7,117	7,545
Deferred tax liabilities:
Property and equipment	(668)	(706)
Goodwill	(3,504)	(3,130)
Foreign branch deferred offset	(1,176)	(1,411)

Total deferred tax liabilities	(5,348)	(5,247)

Net deferred tax assets before valuation allowance	1,769	2,298
Valuation allowance	(2,242)	(3,157)

Net deferred tax liabiltity	$(473)	$(859)

Deferred tax classification
Short-term deferred tax asset	$—	$758
Short-term deferred tax liability	—	(116)

Net short-term deferred tax asset	$—	$642

Long-term deferred tax asset	$1,205	$1,418
Long-term deferred tax liability	(1,678)	(2,919)

Net long-term deferred tax liability	$(473)	$(1,501)

Net deferred tax liability	$(473)	$(859)

We have assessed the need for a valuation allowance against our deferred tax assets and continue to carry a valuation allowance against $2.2 million of foreign deferred tax assets; based on the weight of available evidence, we believe it is more likely than not such assets will not be realized. As of December 31, 2015, $2.0 million of our valuation allowance related to our Xenotis acquisition in Australia. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

In 2015, we released approximately $400,000 of valuation allowances on certain deferred assets associated with state research and development credits. Our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets related to state research and development credits.

Realization of our deferred tax assets is dependent on our generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our deferred tax assets remaining after we apply the valuation allowances, realization is not assured and future events could cause us to change our judgment. In the event that actual results differ from our estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. As of December 31, 2015, we have net operating loss carryforwards in Australia of $4.6 million that do not expire, in France of $2.7 million that do not expire, in Spain of $1.1 million that begin to expire in 2029, in Italy of $0.6 million that do not expire, in Sweden of $0.1 million that do not expire, in Switzerland of $0.1 million that begin to expire in 2020 and in Norway of $0.1 million that do not expire. We have a capital loss carryforward in Australia of $3.6 million that does not expire. We also have state tax credit carryforwards of approximately $1.0 million that are available to reduce future tax liabilities, which expire at various dates through 2030, or can be carried forward indefinitely. Approximately $10,000 of these state tax credits relate to excess stock compensation deductions and as such, the benefit of these tax deductions will be credited to additional paid-in capital when we receive a cash benefit from these credits being utilized. Ownership changes, as defined by the Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

A provision has not been made for U.S. or additional non-U.S. taxes on $2.9 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because we plan to keep these amounts permanently reinvested overseas. To the extent such foreign earnings were remitted in the future a deferred tax liability of $0.8 million would be recorded.

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(2.1%)	2.3%	0.4%
Effect of foreign taxes	1.4%	(1.4%)	(4.1%)
Subpart F income	2.2%	1.7%	2.2%
Valuation allowance	0.4%	0.1%	(38.2%)
Foreign deferred tax liability offset	(0.9%)	(1.9%)	36.1%
Manufacturing deduction	(2.8%)	(3.5%)	(2.9%)
Research & development tax credits	(1.5%)	(2.4%)	(8.0%)
Stock options	0.6%	4.3%	3.6%
Uncertain tax positions	0.6%	(0.2%)	(5.1%)
Italian permanent differences	0.0%	3.2%	5.2%
Other permanent differences	1.3%	3.1%	3.0%
Other	(1.1%)	(1.3%)	(0.2%)

Effective tax rate	32.1%	38.0%	26.0%

In September 2015 we were notified that our 2013 U.S. federal tax return would be audited by the Internal Revenue Service. As of December 31, 2015, the audit was in the early stages of the audit and no additional taxes have been assessed. We believe that there will be no material changes to our income taxes as a result of this audit. We are not currently under audit in any other tax jurisdictions.

In October 2014, the German tax authority completed an audit of our German subsidiary for the tax years 2009 through 2012. In October 2014, the French tax authority completed an audit of our French subsidiary for the tax years 2011 through 2013. The German audit resulted in additional income taxes of $39,000. The France audit did not result in any material changes to our income tax liability. As of December 31, 2015, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2012 and forward
Foreign	2008 and forward

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

Under the terms of our certificate of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Currently, we have no shares of preferred stock outstanding.

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

In May 2006 we approved a 2006 Stock Option and Incentive Plan (as subsequently amended, the 2006 Plan), which became effective upon the initial public offering. In 2010 we amended the 2006 Plan to increase the aggregate pool of available shares to 3,000,000 of common stock, and in 2015 the 2006 Plan was amended to increase the aggregate pool to 5,500,000 shares. The 2006 Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. In connection with the adoption of the 2006 Plan, no further option grants are permitted under the 1997, 1998, 2000, and 2004 stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued or treasury shares. The total number of shares currently authorized for the 2006 Plan is 7,118,003 shares, of which 2,329,104 remain available for grant as of December 31, 2015.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2015	2014	2013
Dividend yield	1.4%	1.8%	1.8%
Volatility	28.6%	45.2%	57.8%
Risk-free interest rate	1.8%	2.0%	1.5%
Weighted average expected option term (in years)	5.6	5.5	5.5
Weighted average fair value per share of options granted	$2.80	$2.81	$3.01
Aggregate intrinsic value of options exercised	$6,534,800	$819,478	$1,009,726

A summary of option activity as of December 31, 2015 and the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance outstanding at December 31, 2014	2,238,734	$6.42	4.41	$3,767,658
Granted	511,227	$11.72
Exercised (1)	(906,936)	$5.33		$6,534,800
Canceled / Expired	(107,045)	$9.06

Balance outstanding at December 31, 2015 (2)	1,735,980	$8.39	4.28	$15,381,584

Vested and exercisable at December 31, 2015	517,932	$6.35	2.71	$5,645,756
Expected to vest at December 31, 2015 (3)	902,258	$9.11	4.85

Total	1,420,190

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the date of exercise.
(2)	The aggregate intrinsic value represents the difference between the exercise price and $17.25, the closing price of our stock on December 31, 2015, for all in-the-money options outstanding.
(3)	Options outstanding that are expected to vest are net of estimated future option forfeitures

Restricted Stock Units

A summary of our RSU activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance outstanding at December 31, 2014	220,298	$7.04
Granted	62,942	$11.32
Vested (1)	(61,362)	$6.84
Canceled	(30,533)	$7.47

Balance outstanding at December 31, 2015	191,345	$8.45

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2015, 2014, and 2013 were $0.7 million, $0.5 million, and $0.8 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2015	2014
Shares of common stock repurchased	23,928	27,092
Average per share repurchase price	$11.12	$7.80
Aggregage purchase price	$266,090	$211,379

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2015	2014	2013
		(in thousands)
Stock option awards	$992	$917	$789
Restricted stock units	432	385	464

Total stock-based compensation	$1,424	$1,302	$1,253

Stock-based compensation is included in our statements of operations as follows:

	2015	2014	2013
		(in thousands)
Cost of sales	$165	$150	$148
Sales and marketing	284	309	295
General and administrative	869	757	726
Research and development	106	86	84

Total stock-based compensation	$1,424	$1,302	$1,253

We expect to record the unamortized portion of share-based compensation expense of $3.2 million for existing stock options and RSUs outstanding at December 31, 2015, over a weighted-average period of 3.5 years.

Stock Repurchase Plan

In July 2009, our Board of Directors authorized a repurchase of our common stock from time to time on the open market or in privately negotiated transactions. In November 2011, our Board of Directors increased this authorization to $10.0 million and extended the program through December 31, 2013. The repurchase program concluded as of December 31, 2013. The following is a summary of the stock repurchase activity for the year ended December 31, 2013:

	December 31, 2013
	Shares	Total
	Purchased	Purchased
	( $ in thousands)
Share repurchases	15,323	$88

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

Fiscal Year 2014
March 20, 2014	April 3, 2014	$0.035	$546
May 22, 2014	June 5, 2014	$0.035	$547
August 21, 2014	September 4, 2014	$0.035	$607
November 20, 2014	December 4, 2014	$0.035	$608

On February 22, 2016, our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016, which will total approximately $0.8 million in payments.

10. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $50,000, $30,000 and $40,000 for 2015, 2014 and 2013, respectively.

11. Restructuring Charges

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

The components of the restructuring charges were as follows:

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

Most of our revenues were generated in the United States, Germany, and other European countries, Canada and Japan, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
United States	$45,177	$41,545	$39,240
Germany	9,090	7,639	6,939
Other countries	24,085	21,913	18,370

Net sales	$78,352	$71,097	$64,549

Total property and equipment held by geography were as follows:

	As of December 31,
	2015	2014
	(in thousands)
United States	$5,199	$4,786
Australia	1,593	1,802
Germany	170	186
Other countries	60	104

Total property and equipment	$7,022	$6,878

13. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid for income taxes, net	$4,792	$2,088	$1,019

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2015 included our money market mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2015.

As discussed in Notes 1 and 2, several measurements of acquisition-related assets and impairments of intangible assets were measured using Level 3 techniques. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

	Year ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$99	$—
Additions	—	42
Payments	(237)	—
Change in fair value included in earnings	138	57

Ending balance	$—	$99

15. Quarterly Financial Data (unaudited)

	Three months ended
2015	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$18,947	$19,897	$19,025	$20,483
Gross profit	13,117	13,130	13,516	14,403
Income from operations	2,309	2,794	3,321	3,089
Net income	1,369	1,767	2,092	2,530
Earnings per share
Basic	$0.08	$0.10	$0.12	$0.14
Diluted	$0.08	$0.10	$0.11	$0.13

	Three months ended
2014	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$16,754	$18,161	$17,501	$18,681
Gross profit	11,224	12,376	12,003	12,828
Income (loss) from operations	(231)	1,980	1,852	2,739
Net income (loss)	(207)	1,272	934	1,916
Earnings per share
Basic	$(0.01)	$0.08	$0.05	$0.11
Diluted	$(0.01)	$0.08	$0.05	$0.11

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

1.1	Underwriting Agreement dated as of May 30, 2014, among the Registrant, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.5	Amendment No. 4 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-Q	8/7/14	001-33092

2.6	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	001-33092

2.7	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), the Registrant and LeMaitre Vascular Pty Ltd.	10-Q	11/6/14	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	333-133532

10.3	Director Compensation Policy	10-K	3/27/12	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	001-33092

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	001-33092

10.15	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.16	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.17	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.18†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.19†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.21	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.22	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.23	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.24	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.25	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.26	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.27	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.28	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.29†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.30†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.31†	Executive Retention and Severance Agreement dated October 26, 2015, by and between the Registrant and Michael T. Wijas.				X

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

23.2	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.