Form 10-Q
period 2016-03-31
LEMAITRE VASCULAR INC
filed 2016-05-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 18,379,235 shares of common stock, $.01 par value per share, outstanding as of May 2, 2016.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2016	December 31, 2015
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,941	$27,451
Accounts receivable, net of allowances of $273 at March 31, 2016, and $243 at December 31, 2015	13,017	11,971
Inventory	17,897	15,205
Prepaid expenses and other current assets	2,887	3,557

Total current assets	59,742	58,184

Property and equipment, net	7,355	7,022
Goodwill	18,192	17,789
Other intangibles, net	6,660	6,336
Deferred tax assets	1,265	1,205
Other assets	170	168

Total assets	$93,384	$90,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,773	$1,366
Accrued expenses	7,668	8,837
Acquisition-related obligations	723	165

Total current liabilities	10,164	10,368
Deferred tax liabilities	1,680	1,678
Other long-term liabilities	916	774

Total liabilities	12,760	12,820

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 19,770,843 shares at March 31, 2016, and 19,748,321 shares at December 31, 2015	198	197
Additional paid-in capital	82,563	82,094
Retained earnings	9,502	8,161
Accumulated other comprehensive loss	(3,120)	(4,049)
Treasury stock, at cost; 1,431,139 shares at March 31, 2016 and December 31, 2015	(8,519)	(8,519)

Total stockholders’ equity	80,624	77,884

Total liabilities and stockholders’ equity	$93,384	$90,704

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands, except per share data)
Net sales	$20,258	$18,947
Cost of sales	5,902	5,830

Gross profit	14,356	13,117

Sales and marketing	6,273	5,858
General and administrative	3,337	3,617
Research and development	1,446	1,152
Medical device excise tax	—	181

Total operating expenses	11,056	10,808

Income from operations	3,300	2,309

Other income (expense):
Interest income	15	—
Foreign currency gain (loss)	(50)	17

Income before income taxes	3,265	2,326
Provision for income taxes	1,099	957

Net income	$2,166	$1,369

Earnings per share of common stock:
Basic	$0.12	$0.08

Diluted	$0.11	$0.08

Weighted-average shares outstanding:
Basic	18,336	17,422

Diluted	18,860	17,796

Cash dividends declared per common share	$0.045	$0.040

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income	$2,166	$1,369
Other comprehensive income (loss):
Foreign currency translation adjustment, net	929	(1,596)

Total other comprehensive income (loss)	929	(1,596)

Comprehensive income (loss)	$3,095	$(227)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net income	$2,166	$1,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	881	832
Stock-based compensation	330	328
Provision for doubtful accounts	52	52
Provision for inventory write-downs	36	139
Foreign currency transaction gain	4	19
Changes in operating assets and liabilities:
Accounts receivable	(825)	(1,656)
Inventory	(392)	(395)
Prepaid expenses and other assets	827	(165)
Accounts payable and other liabilities	(1,821)	(1,123)

Net cash provided by (used in) operating activities	1,258	(600)

Investing activities
Purchases of property and equipment	(720)	(323)
Payments related to acquisitions	(2,382)	(138)

Net cash used in investing activities	(3,102)	(461)

Financing activities
Proceeds from issuance of common stock	141	325
Purchase of treasury stock	—	(6)
Common stock cash dividend paid	—	(700)

Net cash provided by (used in) financing activities	141	(381)
Effect of exchange rate changes on cash and cash equivalents	193	(225)

Net decrease in cash and cash equivalents	(1,510)	(1,667)
Cash and cash equivalents at beginning of period	27,451	18,692

Cash and cash equivalents at end of period	$25,941	$17,025

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 which simplifies several aspects of the accounting for share-based payment award transactions, including a) income tax consequences, b) classification of awards as either equity or liabilities and c) classification on the statement of cash flows. This standard will be effective for us on January 1, 2017, with early adoption permitted. We have not yet determined the impact of adopting this ASU.

2.	Income Tax Expense

As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income during the carryback period or in the future, and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations. We do not provide for income taxes on undistributed earnings of foreign subsidiaries, as our intention is to permanently reinvest these earnings.

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

Our 2016 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits and certain permanent items, offset by lower statutory rates from a mix of our foreign entities. Our 2015 income tax expense varies from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from a mix of our foreign entities.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $164,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2016
(in thousands)
Unrecognized tax benefits as of December 31, 2015	$82
Additions for tax positions of current year	82
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities.	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of March 31, 2016	$164

As of March 31, 2016, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2012 and forward
Foreign	2008 and forward

3.	Inventory

Inventory consists of the following:

	March 31,2016	December 31, 2015
	(in thousands)
Raw materials	$4,045	$3,062
Work-in-process	3,271	2,681
Finished products	10,581	9,462

Total inventory	$17,897	$15,205

We had inventory on consignment of $1.1 million as of both March 31, 2016 and December 31, 2015.

4.	Acquisition and Divestitures

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol vascular bioprosthesis (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, half of which was paid at closing and the other half of which will be paid within one year of closing. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol net sales. This additional consideration has been initially valued at $0.3 million and will be re-measured each reporting period until the payment requirement ends.

Assets acquired include inventory, intellectual property and a related license, the ProCol trade name, customer lists, non-compete agreements and certain equipment and supplies. We did not assume any liabilities.

The following table summarizes the preliminary purchase price allocation at the date of the acquisition:

Allocated
Fair Value
(in thousands)
Inventory	$2,094
Manufacturing equipment and supplies	25
Intangible assets	620
Goodwill	304

Purchase price	$3,043

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$84	5.0 years
Tradename	109	9.5 years
Intellectual property	277	9.0 years
Customer relationships	150	9.0 years

Total intangible assets	$620

The weighted-average amortization period for the acquired intangible assets is 8.6 years.

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for a purchase price of approximately $1.4 million. We paid $1.1 million at the closing with the remaining $0.3 million payable at various points in 2016 and 2017. We accounted for the acquisition as a business combination. Assets acquired included inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

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

Other 2015 Items

In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products, and we began selling directly to hospitals in Finland as of January 1, 2016. The agreement required us to pay approximately $0.2 million in exchange for the purchase of customer lists and a non-compete agreement.

Following the May 2015 Tru-Incise valvulotome acquisition, we entered into definitive agreements with seven UreSil distributors to terminate their distribution of the Tru-Incise valvulotome for aggregated termination fees of $0.2 million. We recorded approximately $0.2 million of intangible assets with a weighted-average amortization period of 3.0 years.

Angioscope

In September 2014, we entered into an asset purchase agreement with Applied Medical Resource Corporation (Applied Medical) to acquire substantially all the assets related to Applied Medical’s angioscope product line for a purchase price of $0.4 million. We paid $0.3 million at closing and the remaining $0.1 million was paid in December 2015 and March 2016. We accounted for the acquisition as a business combination. Assets acquired included inventory, property and equipment, and intellectual property. We recorded $0.1 million of tangible assets, $0.3 million of intangible assets, and $0.1 million of goodwill. The weighted-average amortization period for the acquired intangible assets is 7.5 years. The goodwill is deductible for tax purposes over 15 years. The purchase accounting is complete.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis was the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million was paid in August 2015. The net tangible asset purchase price adjustment of $0.2 million was paid in November 2014. We accounted for the acquisition as a business combination. We recorded $2.1 million of tangible assets, $2.1 million of property and equipment, $1.8 million of intangible assets, and $2.5 million of goodwill. The weighted-average amortization period for the acquired intangible assets is 5.0 years. Liabilities assumed included payables and debt totaling $1.7 million; the accounts payable of $0.6 million was paid in the ordinary course, and the assumed debt was paid in full in August 2014. The purchase accounting is complete.

The goodwill of $2.5 million is not deductible for tax purposes. In addition, we acquired deferred tax assets of $2.4 million which consist primarily of net operating loss carry-forwards and capital loss carry-forwards. We recorded a full valuation allowance on these deferred tax assets.

In September 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe to terminate their distribution of our Omniflow II biosynthetic vascular grafts, for aggregated termination fees of $1.3 million. We paid approximately $1.1 million in 2014 with the remainder paid in 2015. We recorded $0.4 million of inventory and $0.9 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transactions. The weighted-average amortization period for the acquired intangible assets is 5.0 years.

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

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at beginning of year	$17,789
Additions for acquisitions	304
Effects of currency exchange	99

Balance at March 31, 2016	$18,192

Other intangibles consist of the following:

	March 31,2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$7,452	$3,442	$4,010	$7,113	$3,247	$3,866
Trademarks and licenses	1,675	1,268	407	1,560	1,230	330
Customer relationships	4,024	2,301	1,723	3,801	2,143	1,658
Other intangible assets	1,389	869	520	1,297	815	482

Total identifiable intangible assets	$14,540	$7,880	$6,660	$13,771	$7,435	$6,336

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of March 31, 2016 is 7.1 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Amortization expense	$380	$379

Estimated amortization expense for the remainder of 2016 and each of the five succeeding fiscal years is as follows:

	Year ended December 31,
	2016	2017	2018	2019	2020	2021
	(in thousands)
Amortization expense	$1,157	$1,305	$1,119	$930	$670	$489

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Compensation and related taxes	$3,387	$6,062
Income and other taxes	1,537	483
Professional fees	419	530
Dividend payable	825	—
Other	1,500	1,762

Total	$7,668	$8,837

7.	Commitments and Contingencies

As of March 31, 2016, as part of our normal course of business, we have purchase commitments to purchase $4.1 million of inventory through 2017.

8.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues were generated in the United States and Germany, as well as in the United Kingdom, Italy, Japan, Canada, and other European countries, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
United States	$11,104	$10,748
Germany	2,586	2,418
Other countries	6,568	5,781

Net Sales	$20,258	$18,947

9.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Stock option awards	$223	$229
Restricted stock units	107	99

Total share-based compensation	$330	$328

Stock-based compensation is included in our statements of operations as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Cost of sales	$38	$36
Sales and marketing	64	82
General and administrative	183	186
Research and development	45	24

Total stock-based compensation	$330	$328

We did not issue option grants in the three months ended March 31, 2016 and 2015. The weighted-average fair value per share of restricted stock unit grants issued for the three months ended March 31, 2016 and 2015 was $14.38 and $7.42, respectively.

We issued approximately 23,000 and 140,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the three months ended March 31, 2016 and 2015, respectively.

10.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$2,166	$1.369

Weighted average shares outstanding	18,336	17,422

Basic earnings per share	$0.12	$0.08

Diluted:
Net income available for common stockholders	$2,166	$1,369

Weighted-average shares outstanding	18,336	17,422
Common stock equivalents, if dilutive	524	374

Shares used in computing diluted earnings per common share	18,860	17,796

Diluted earnings per share	$0.11	$0.08

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive:	2	277

11.	Stockholders’ Equity

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On April 25, 2016 our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on June 8, 2016 to stockholders of record at the close of business on May 25, 2016, which will total approximately $0.8 million.

12.	Supplemental Cash Flow Information

	Three months ended
	March 31,
	2016	2015
	(in thousands)
Cash paid for income taxes, net	$108	$695

13.	Fair Value Measurements

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

As of March 31, 2016, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $16.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2016.

As discussed in Note 4, we have contingent liabilities related to certain of our acquired businesses. These liabilities are or have been remeasured each reporting period using Level 3 techniques to assess of the probability that we will be required to make future payments and to estimate amount of those payments. There were no changes in estimated liability during the three months ended March 31, 2016.

14.	Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the three months ended March 31, 2016 and 2015, respectively.

	Three months ended
	March 31,
	2016	2015
Beginning balance	$(4,049)	$(2,365)

Other comprehensive loss before reclassifications	929	(1,596)
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(3,120)	$(3,961)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 10, 2016. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $4 billion, within which our core product lines address roughly $770 million. We have grown our business by using a three-pronged strategy: competing for sales of niche products, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines in our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, prosthetic vascular grafts, biosynthetic and biologic vascular grafts, and powered phlebectomy devices.

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

Our business opportunities include the following:

•	the long-term growth of our direct sales force in North America, Europe, Asia and the Pacific Rim;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new territories upon receipt of regulatory approvals in these territories; and

•	the consolidation of product manufacturing into our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products primarily through a direct sales force. As of March 31, 2016 our sales force was comprised of 92 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international headquarters is located in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In the three months ended March 31, 2016, approximately 92% of our net sales were generated in countries in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotome devices. In the biologic vascular patch market segment the number of competitors is limited and we believe that we have been able to increase segment share and to a lesser extent increase selling prices, mainly due to strong sales service. In the valvulotome market segment, we believe that we have been able to materially increase our selling prices without losing significant market segment share. In contrast, we have experienced less success in highly competitive product segments such as polyester grafts, where we face stronger competition from larger companies with greater resources and lower production costs. We have also experienced less success in segments such as radiopaque tape, where we face recently introduced competitive products. While we believe that these challenging market dynamics can be mitigated by our strong relationships with vascular surgeons, there can be no assurance that we will be successful in other highly competitive market segments.

In recent years we have also experienced comparatively greater success in geographic markets outside of the United States. Sales outside of the United States are generally at comparatively lower average selling prices. As a result, if we keep seeking growth opportunities outside of the United States, we will likely experience downward pressure on our gross margin.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	During 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe in order to terminate their distribution of our Omniflow II biosynthetic vascular grafts and we began selling directly to hospitals in those geographies. The agreements required us to pay approximately $1.3 million in exchange for the purchase of customer lists and inventory.

•	During 2015, we entered into definitive agreements with seven UreSil, LLC distributors in Europe in order to terminate their distribution of our newly acquired Tru-Incise valvulotome and we began selling direct-to-hospital in those geographies. The termination fee was approximately $0.2 million

•	In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products and we began selling direct-to-hospital in Finland as of January 1, 2016. The termination fee was approximately $0.2 million.

We anticipate that the expansion of our direct sales organization in China will result in increased sales, marketing and regulatory expenses during 2016. As of March 31, 2016 we had four employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation (Applied Medical) for $0.4 million.

•	In September 2014, we terminated our UnBalloon non-occlusive modeling catheter product line.

•	In May 2015, we acquired the production and distribution rights of UreSil LLC’s Tru-Incise valvulotome for sales outside of the United States for $1.4 million.

•	In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property and customer lists associated with The UnBalloon, our non-occlusive modeling catheter product line for $0.4 million.

•	In December 2015, we terminated our InvisiGrip vein stripper product line, and wrote down $0.1 million of related inventory in the third quarter of 2015.

•	In March 2016, we acquired substantially all of the assets as well as the production and distribution rights of the ProCol business from Hancock Jaffe Laboratories and CryoLife, Inc. for $2.7 million plus 10% of net sales for three years following the closing. ProCol is a biologic graft used for dialysis access, and is approved for sale in the United States.

In addition to relying upon acquisitions to grow our business, we also rely on our research and development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March 2014 and completed the manufacturing transfer during the second quarter of 2014.

•	In March 2015, we initiated the transfer of the manufacturing of our newly acquired angioscope product line to our facility in Burlington. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•	In May 2015, we initiated plans to establish a production line for our newly acquired Tru-Incise valvulotome product line at our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. We expect the establishment of the production line and transition of manufacturing to be completed in the second quarter of 2016.

•	In March 2016, we initiated plans to establish a production line for our newly acquired ProCol biologic product line at our facility in Burlington. We have an agreement to purchase the product from the seller, Hancock Jaffe Laboratories, for a period of up to three years following the closing. We currently expect the establishment of the production line and transition of manufacturing to be completed in 2017.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2016, approximately 45% of our sales were from outside the United States. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our transaction risk exposure. However, most of our foreign sales are denominated in local currency, and if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less in U.S. dollars than we did before the rate increase went into effect. For the three months ended March 31, 2016, the negative effects of changes in foreign exchange rates reduced sales by approximately $0.2 million as compared to rates in effect for the three months ended March 31, 2015.

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

General and administrative. General and administrative expense consists primarily of executive, finance and human resource expense, stock based compensation, legal and accounting fees, information technology expense, intangible asset amortization expense, and insurance expense.

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

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)	2016	2015	Percent change
	($ in thousands)
Net sales	$20,258	$18,947	7%
Net sales by geography:
Americas	$11,877	$11,583	3%
International	8,381	7,364	14%

Total	$20,258	$18,947	7%

Net sales. Net sales increased 7% to $20.3 million for the three months ended March 31, 2016, compared to $18.9 million for the three months ended March 31, 2015. Sales increases for the three months ended March 31, 2016 occurred across multiple product lines including increased sales of our biologic vascular patches of $0.6 million, catheters of $0.3 million, valvulotomes of $0.3 million and vessel closure systems of $0.2 million, and were partially offset by decreased sales of radiopaque tape of $0.3 million.

Direct-to-hospital net sales were 92% and 93% of our total net sales for the three months ended March 31, 2016 and 2015, respectively.

Net sales by geography. Net sales in the Americas increased $0.3 million for the three months ended March 31, 2016. The increase was primarily driven by biologic vascular patches, vessel closure systems and catheters, and was partially offset by decreased sales of radiopaque tape. International net sales increased $1.0 million for the three months ended March 31, 2016. The increase was primarily driven by increased sales of our valvulotomes and biologic vascular patches. Recently, we have experienced stronger sales growth in these international markets.

	Three months ended March 31,
(unaudited)	2016	2015	$ Change	Percent change
	($ in thousands)
Gross profit	$14,356	$13,117	$1,239	9%

Gross margin	70.9%	69.2%	*	1.7%

*	Not applicable

Gross Profit. Gross profit increased $1.2 million to $14.4 million for the three months ended March 31, 2016, while gross margin increased 170 basis points to 70.9% in the period. The gross margin increase was largely driven by higher average selling prices across most product lines, as well as lower per unit manufacturing costs of our biologic patch products. These increases were partially offset by the impact of the shift toward higher international sales where we sometimes realize lower gross margins than in the United States. The gross profit increase was a result of higher sales and the improved gross margin.

	Three months ended March 31,
(unaudited)	2016	2015	$ Change	Percent change
	($ in thousands)
Sales and marketing	$6,273	$5,858	$415	7%
General and administrative	3,337	3,617	(280)	(8%)
Research and development	1,446	1,152	294	26%
Medical device excise tax	—	181	(181)	(100%)

Total	$11,056	$10,808	$248	2%

	Three months ended March 31,
	2016	2015
	% of Net	% of Net
	Sales	Sales	Change
Sales and marketing	31%	31%	0%
General and administrative	16%	19%	(3%)
Research and development	7%	6%	1%
Medical device excise tax	0%	1%	(1%)

Sales and marketing. For the three months ended March 31, 2016, sales and marketing expense increased 7% to $6.3 million. The increase was driven mainly by increased compensation costs and higher travel expense due to additional sales representatives in Q1 2016. As a percentage of net sales, sales and marketing expense was 31% in the three months ended March 31, 2016 and March 31, 2015. We plan to increase the size of our sales force in 2016, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. For the three months ended March 31, 2016, general and administrative expense decreased 8% to $3.3 million. The general and administrative expense decreases were driven by lower professional fees and recruiting costs of $0.2 million each, which were partially offset by increased compensation related costs. As a percentage of net sales, general and administrative expense was 16% for the three months ended March 31, 2016.

Research and development. For the three months ended March 31, 2016, research and development expense increased 26% to $1.4 million. Product development expenses increased $0.2 million mainly due to increased compensation related expenses offset by lower product testing costs. Clinical and regulatory expenses increased $0.1 million primarily due to compensation related costs and professional fees, including costs related to regulatory submissions for new products in geographies such as China. As a percentage of net sales, research and development expense was 7% for the three months ended March 31, 2016.

Medical device excise tax. The medical device excise tax was $0.2 million for the three months ended March 31, 2015. On December 18, 2015, the Consolidated Appropriations Act of 2016 was signed into law. The Consolidated Appropriations Act of 2016 suspends the medical device tax for the period beginning January 1, 2016 and ending December 31, 2017.

Income tax expense. We recorded a provision for taxes of $1.1 million on pre-tax income of $3.3 million for the three months ended March 31, 2016, compared to a provision for taxes of $1.0 million on pre-tax income of $2.3 million for the three months ended March 31, 2015. Our first quarter 2016 provision was based on the estimated annual effective tax rate of 34.4%, comprised of estimated federal and state income taxes of approximately $3.9 million, as well as foreign income taxes of $0.7 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to lower statutory rates from our foreign entities, research and development tax credits, offset by certain permanent items. Our first quarter 2015 provision was based on the estimated annual effective tax rate of 37.1%, comprised of estimated federal and state income taxes of approximately $3.1 million, as well as foreign income taxes of $0.4 million. Our 2015 income tax expense varied from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of March 31, 2016, we require a valuation allowance against $2.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards; based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate will remain fairly consistent for the remainder of 2016. We expect our full-year 2016 effective tax rate will be higher compared to our full-year effective tax rate in 2015 due to the release of certain valuation allowances in 2015.

Liquidity and Capital Resources

At March 31, 2016, our cash and cash equivalents were $25.9 million as compared to $27.5 million at December 31, 2015. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of operating bank accounts and money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use, with the exception of $2.4 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $3.3 million for the three months ended March 31, 2016. For the year ended December 31, 2015, we recognized operating income of $11.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition related payments;

•	payments associated with U.S income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
Fiscal Year 2015
March 20, 2015	April 3,2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On April 25, 2016 our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on June 8, 2016 to stockholders of record at the close of business on May 25, 2016, which will total approximately $0.8 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2016	2015	Net Change
Cash and cash equivalents	$25,941	$17,025	$8,916

Cash flows provided by (used in):
Operating activities	$1,258	$(600)	$1,858
Investing activities	(3,102)	(461)	(2,641)
Financing activities	141	(381)	522

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2016, and consisted of $2.2 million net income, adjusted for non-cash items of $1.3 million (including depreciation and amortization of $0.9 million, stock-based compensation of $0.3 million, and provision for inventory write-offs and doubtful accounts of $0.1 million) and offset by changes in working capital of $2.2 million. The net cash used for working capital was driven by increases in accounts receivable of $0.8 million and inventory of $0.4 million, and decreases in accounts payable and other liabilities of $1.8 million, primarily due to annual compensation payments.

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

Net cash used in investing activities. Net cash used in investing activities was $3.1 million for three months ended March 31, 2016. This was primarily driven by $2.4 million of cash paid in connection with our acquisition of the ProCol line of bovine vascular grafts. We also had purchases of property and equipment of $0.7 million primarily associated with the expansion of our headquarter offices.

Net cash used in investing activities was $0.5 million for three months ended March 31, 2015. This was driven by the purchase of property and equipment of $0.3 million and acquisition related payments of $0.1 million, primarily consisting of distributor termination payments associated with our recently acquired biologic vascular graft.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2016, consisting of proceeds from stock option exercises.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2015, driven primarily by payments of common stock dividends of $0.7 million and partially offset by proceeds from stock option exercises of $0.3 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2015 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There has been no material changes in our critical accounting policies during the three months ended March 31, 2016. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 which simplifies several aspects of the accounting for share-based payment award transactions, including a) income tax consequences, b) classification of awards as either equity or liabilities and c) classification on the statement of cash flows. This standard will be effective for us on January 1, 2017, with early adoption permitted. We have not yet determined the impact of adopting this ASU.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2016 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of March 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and as described below, our disclosure controls and procedures were not effective as of March 31, 2016.

Previously Reported Material Weakness

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. We concluded that we had a material weakness because we did not have control activities in revenue recognition that were designed and operating effectively, including controls to validate pricing terms and conditions in our revenue contracts such that the price of a sale is fixed or determinable at the time of shipment for all sales made by the Company. Control activities that were historically in place (i) did not always address relevant risks and (ii) were not performed on all relevant transactions. In addition, the level of precision of the management review controls was not sufficient to identify all potential errors.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 6, 2016, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 10, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2016.

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