Form 10-Q
period 2016-06-30
LEMAITRE VASCULAR INC
filed 2016-08-05
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 18,464,786 shares of common stock, $.01 par value per share, outstanding as of August 1, 2016.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2016	2015
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$29,315	$27,451
Accounts receivable, net of allowances of $254 at June 30, 2016, and $243 at December 31, 2015	12,838	11,971
Inventory	16,961	15,205
Prepaid expenses and other current assets	3,308	3,557

Total current assets	62,422	58,184
Property and equipment, net	7,324	7,022
Goodwill	18,150	17,789
Other intangibles, net	6,211	6,336
Deferred tax assets	1,245	1,205
Other assets	177	168

Total assets	$95,529	$90,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,550	$1,366
Accrued expenses	7,810	8,837
Acquisition-related obligations	776	165

Total current liabilities	10,136	10,368
Deferred tax liabilities	1,679	1,678
Other long-term liabilities	864	774

Total liabilities	12,679	12,820
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 19,888,539 shares at June 30, 2016, and 19,748,321 shares at December 31, 2015	199	197
Additional paid-in capital	83,425	82,094
Retained earnings	11,272	8,161
Accumulated other comprehensive loss	(3,525)	(4,049)
Treasury stock, at cost; 1,431,253 shares at June 30, 2016 and 1,431,139 shares at December 31, 2015	(8,521)	(8,519)

Total stockholders’ equity	82,850	77,884

Total liabilities and stockholders’ equity	$95,529	$90,704

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net sales	$22,389	$19,897	$42,647	$38,844
Cost of sales	7,022	6,767	12,924	12,597

Gross profit	15,367	13,130	29,723	26,247
Sales and marketing	6,539	5,519	12,812	11,376
General and administrative	3,411	3,303	6,748	6,921
Research and development	1,634	1,331	3,080	2,484
Medical device excise tax	—	183	—	363

Total operating expenses	11,584	10,336	22,640	21,144

Income from operations	3,783	2,794	7,083	5,103
Other income (expense):
Interest income	16	4	31	4
Foreign currency gain (loss)	37	26	(13)	43

Income before income taxes	3,836	2,824	7,101	5,150
Provision for income taxes	1,238	1,057	2,337	2,014

Net income	$2,598	$1,767	$4,764	$3,136

Earnings per share of common stock:
Basic	$0.14	$0.10	$0.26	$0.18

Diluted	$0.14	$0.10	$0.25	$0.17

Weighted-average shares outstanding:
Basic	18,408	17,582	18,372	17,503

Diluted	18,978	18,065	18,926	17,930

Cash dividends declared per common share	$0.045	$0.040	$0.090	$0.080

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$2,598	$1,767	$4,764	$3,136
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(405)	436	524	(1,160)

Total other comprehensive income (loss)	(405)	436	524	(1,160)

Comprehensive income	$2,193	$2,203	$5,288	$1,976

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2016	2015
	(in thousands)
Operating activities
Net income	$4,764	$3,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,812	1,672
Stock-based compensation	662	609
Provision for doubtful accounts	48	56
Provision for inventory write-downs	199	310
Foreign currency transaction loss	(5)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(776)	(1,849)
Inventory	264	351
Prepaid expenses and other assets	266	(552)
Accounts payable and other liabilities	(882)	(418)

Net cash provided by operating activities	6,352	3,302
Investing activities
Purchases of property and equipment and other assets	(1,264)	(793)
Proceeds from disposal of property and equipment	—	15
Payments related to acquisitions	(2,368)	(1,268)

Net cash used in investing activities	(3,632)	(2,046)
Financing activities
Payments of deferred acquisition consideration	(43)	—
Proceeds from issuance of common stock	670	1,058
Purchase of treasury stock	(2)	(6)
Common stock cash dividend paid	(1,653)	(1,405)

Net cash used in financing activities	(1,028)	(353)
Effect of exchange rate changes on cash and cash equivalents	172	(165)

Net increase in cash and cash equivalents	1,864	738
Cash and cash equivalents at beginning of period	27,451	18,692

Cash and cash equivalents at end of period	$29,315	$19,430

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context indicates otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic patches, biologic grafts, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, angioscopes and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Our 2016 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits and permanent items, offset by lower statutory rates from our foreign subsidiaries and a discrete item for stock option exercises. Our 2015 income tax expense varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $126,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2016
(in thousands)
Unrecognized tax benefits as of December 31, 2015	$82
Additions for tax positions of current year	44
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities.	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of June 30, 2016	$126

As of June 30, 2016, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2012 and forward
Foreign	2008 and forward

3.	Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$2,961	$3,062
Work-in-process	2,837	2,681
Finished products	11,163	9,462

Total inventory	$16,961	$15,205

We held inventory on consignment of $1.2 and $1.1 million as of June 30, 2016 and December 31, 2015, respectively.

4.	Acquisition and Divestitures

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, half of which was paid at closing and half of which will be paid within one year of closing. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration has been initially valued at $0.3 million and will be re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the six months ended June 30, 2016, the amount of the adjustment was not material to our financial statements.

Assets acquired include inventory, intellectual property and a related license, the ProCol trade name, customer lists, non-compete agreements and certain equipment and supplies. We did not assume any liabilities. We accounted for the acquisition as a business combination.

The following table summarizes the preliminary purchase price allocation as of June 30, 2016:

Allocated
Fair Value
(in thousands)
Inventory	$2,080
Manufacturing equipment and supplies	25
Intangible assets	620
Goodwill	318

Purchase price	$3,043

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)
Non-compete agreement	$84	5.0 years
Tradename	109	9.5 years
Intellectual property	277	9.0 years
Customer relationships	150	9.0 years

Total intangible assets	$620

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

Other 2015 Items

Following the May 2015 Tru-Incise valvulotome acquisition, we entered into definitive agreements with seven UreSil distributors to terminate their distribution of the Tru-Incise valvulotome for aggregate termination fees of $0.2 million. We recorded approximately $0.2 million of intangible assets with a weighted-average amortization period of 3.0 years.

In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland to terminate their distribution of our products, and we began selling direct to hospitals in Finland as of January 1, 2016. The agreement required us to pay approximately $0.2 million in exchange for the purchase of customer lists and a non-compete agreement.

Angioscope

In September 2014, we entered into an asset purchase agreement with Applied Medical Resource Corporation (Applied Medical) to acquire substantially all the assets related to Applied Medical’s angioscope product line for a purchase price of $0.4 million. We paid $0.3 million at closing and the remaining $0.1 million was paid in

December 2015 and March 2016. We accounted for the acquisition as a business combination. Assets acquired included inventory, property and equipment and intellectual property. We recorded $0.1 million of tangible assets, $0.3 million of intangible assets and $0.1 million of goodwill. The weighted-average amortization period for the acquired intangible assets was 7.5 years. The goodwill is deductible for tax purposes over 15 years. The purchase accounting is complete.

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million, with a mechanism for a purchase price adjustment that was based on the net tangible assets of Xenotis at closing. Xenotis was the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million was paid in August 2015. The net tangible asset purchase price adjustment of $0.2 million was paid in November 2014. We accounted for the acquisition as a business combination. We recorded $2.1 million of tangible assets, $2.1 million of property and equipment, $1.8 million of intangible assets and $2.5 million of goodwill. The weighted-average amortization period for the acquired intangible assets was 5.0 years. Liabilities assumed included payables and debt totaling $1.7 million; the accounts payable of $0.6 million was paid in the ordinary course, and the assumed debt was paid in full in August 2014. The purchase accounting is complete.

The goodwill of $2.5 million is not deductible for tax purposes. In addition, we acquired deferred tax assets of $2.4 million which consisted primarily of net operating loss carry-forwards and capital loss carry-forwards. We recorded a full valuation allowance on these deferred tax assets.

In September 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe to terminate their distribution of our Omniflow II biosynthetic vascular grafts, for aggregated termination fees of $1.3 million. We paid approximately $1.1 million in 2014 with the remainder paid in 2015. We recorded $0.4 million of inventory and $0.9 million of intangible assets. We allocated the payment to the tangible and intangible assets acquired based on the estimated fair value of each of these elements to the transactions. The weighted-average amortization period for the acquired intangible assets was 5.0 years.

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

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

(in thousands)
Balance at December 31, 2015	$17,789
Additions for acquisitions	318
Effects of currency exchange	43

Balance at June 30, 2016	$18,150

Other intangibles consist of the following:

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology	$7,418	$3,625	$3,793	$7,113	$3,247	$3,866
Trademarks and licenses	1,672	1,309	363	1,560	1,230	330
Customer relationships	3,983	2,392	1,591	3,801	2,143	1,658
Other intangible assets	1,385	921	464	1,297	815	482

Total identifiable intangible assets	$14,458	$8,247	$6,211	$13,771	$7,435	$6,336

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of June 30, 2016 is 7.5 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended June 30		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amortization expense	$405	$369	$785	$748

Estimated amortization expense for the remainder of 2016 and each of the five succeeding fiscal years is as follows:

	Year ended December 31,
	2016	2017	2018	2019	2020	2021
	(in thousands)
Amortization expense	$745	$1,294	$1,109	$921	$665	$485

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Compensation and related taxes	$4,613	$6,062
Income and other taxes	1,575	483
Professional fees	79	530
Other	1,543	1,762

Total	$7,810	$8,837

7.	Commitments and Contingencies

As of June 30, 2016, as part of our normal course of business, we have commitments to purchase $3.6 million of inventory through 2017.

8.	Segment and Enterprise-Wide Disclosures

Under Accounting Standards Codification Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate, discrete financial information is available and evaluated by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for sales by product line and by legal entity for local reporting purposes.

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada and Japan. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$12,358	$11,256	$23,462	$22,004
Germany	2,683	2,274	5,269	4,692
Other countries	7,348	6,367	13,916	12,148

Net Sales	$22,389	$19,897	$42,647	$38,844

9.	Share-based Compensation

Our 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Stock option awards	$232	$196	$455	$425
Restricted stock units	100	85	207	184

Total share-based compensation	$332	$281	$662	$609

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$33	$35	$71	$71
Sales and marketing	78	28	142	110
General and administrative	211	193	394	379
Research and development	10	25	55	49

Total stock-based compensation	$332	$281	$662	$609

We did not issue option grants in the six months ended June 30, 2016 or 2015. The weighted-average fair value per share of restricted stock unit grants issued for the six months ended June 30, 2016 and 2015 was $14.38 and $7.42, respectively.

We issued approximately 140,000 and 303,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the six months ended June 30, 2016 and 2015, respectively.

10.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$2,598	$1,767	$4,764	$3,136

Weighted average shares outstanding	18,408	17,582	18,372	17,503

Basic earnings per share	$0.14	$0.10	$0.26	$0.18

Diluted:
Net income available for common stockholders	$2,598	$1,767	$4,764	$3,136

Weighted-average shares outstanding	18,408	17,582	18,372	17,503
Common stock equivalents, if dilutive	570	483	554	427

Shares used in computing diluted earnings per common share	18,978	18,065	18,926	17,930

Diluted earnings per share	$0.14	$0.10	$0.25	$0.17

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	—	59	1	132

11.	Stockholders’ Equity

Share Repurchase Program

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5.0 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2017 or when the authorized aggregate $5.0 million repurchase limit is reached.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
May 25, 2016	June 8, 2016	$0.045	$829
March 21, 2016	April 4, 2016	$0.045	$825
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On July 25, 2016 our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on September 6, 2016 to stockholders of record at the close of business on August 22, 2016, which will total approximately $0.8 million.

12.	Supplemental Cash Flow Information

	Six months ended
	June 30,
	2016	2015
	(in thousands)
Cash paid for income taxes, net	$1,492	$1,742

13.	Fair Value Measurements

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

As of June 30, 2016, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $16.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2016.

As discussed in Note 4, we have contingent liabilities related to certain of our acquired businesses. These liabilities are or have been remeasured each reporting period using Level 3 techniques to assess the probability that we will be required to make future payments, and to estimate amount of those payments. There were no material changes in estimated liabilities during the six months ended June 30, 2016.

14.	Accumulated Other Comprehensive Loss

	Six months ended
	June 30,
	2016	2015
	(in thousands)
Beginning balance	$(4,049)	$(2,365)
Other comprehensive income (loss) before reclassifications	524	(1,160)
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(3,525)	$(3,525)

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the six months ended June 30, 2016 and 2015, respectively.

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

Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboSure, Omniflow, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $4 billion, within which our core product lines address roughly $770 million. We have grown our business by using a three-pronged strategy: competing for sales of niche products, expanding our worldwide direct sales force, and acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, prosthetic vascular grafts, biosynthetic and biologic vascular grafts and powered phlebectomy devices.

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

We sell our products primarily through a direct sales force. As of June 30, 2016 our sales force was comprised of 91 sales representatives in North America, Europe, Japan, China, Australia and New Zealand. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In both the three and six months ended June 30, 2016, approximately 92% of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotome devices. In the biologic vascular patch market segment the number of competitors is limited, and we believe that we have been able to increase segment share and to a lesser extent increase selling prices, mainly due to strong sales service. In the valvulotome market segment, we believe that we have been able to materially increase our selling prices without losing significant market segment share. In contrast, we have experienced less success in highly competitive product segments such as polyester grafts, where we face stronger competition from larger companies with greater resources and lower production costs. We have also experienced less success in segments such as radiopaque tape, where we face recently introduced competitive products. While we believe that these challenging market dynamics can be mitigated by our strong relationships with vascular surgeons, there can be no assurance that we will be successful in other highly competitive market segments.

In recent years we have also experienced success in geographic markets outside of the United States, including Europe as well as other non-traditional markets for our devices, such as Thailand and Vietnam. Sales to these geographies generally include comparatively lower average selling prices. As a result, if we continue to seek growth opportunities outside of the United States, we will likely experience downward pressure on our gross margin.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	During 2014, we entered into definitive agreements with eight former Xenotis distributors in Europe in order to terminate their distribution of our Omniflow II biosynthetic vascular grafts and we began selling direct to hospitals in those geographies. The agreements required us to pay approximately $1.3 million in exchange for the purchase of customer lists and inventory.

•	During 2015, we entered into definitive agreements with seven former UreSil, LLC distributors in Europe in order to terminate their distribution of our Tru-Incise valvulotome and we began selling direct-to-hospital in those geographies. The termination fee was approximately $0.2 million

•	In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products and we began selling direct-to-hospital in Finland as of January 1, 2016. The termination fee was approximately $0.2 million.

We anticipate that the expansion of our direct sales organization in China will result in increased sales, marketing and regulatory expenses during 2016. As of June 30, 2016 we had four employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In August 2014, we acquired all of the capital stock of Xenotis Pty Ltd (Xenotis) for $6.7 million plus the assumption of $1.1 million of debt. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access.

•	In September 2014, we acquired substantially all of the assets related to the angioscope product line from Applied Medical Resource Corporation for $0.4 million.

•	In September 2014, we terminated our UnBalloon non-occlusive modeling catheter product line.

•	In May 2015, we acquired the production and distribution rights of UreSil LLC’s Tru-Incise valvulotome for sales outside of the United States for $1.4 million.

•	In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property and customer lists associated with The UnBalloon, our non-occlusive modeling catheter product line for $0.4 million.

•	In December 2015, we terminated our InvisiGrip vein stripper product line, and wrote down $0.1 million of related inventory in Q3 2015.

•	In March 2016, we acquired substantially all of the assets as well as the production and distribution rights of the ProCol business from Hancock Jaffe Laboratories and CryoLife, Inc. for $2.7 million plus 10% of net sales for three years following the closing. ProCol is a biologic graft used for dialysis access, and is approved for sale in the United States.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In June 2014, we launched the 1.5mm HYDRO LeMaitre Valvulotome.

•	In October 2014, we launched the LeMaitre Aortic Occlusion Catheter.

•	In December 2014, we launched the LeMills Valvulotome.

•	In December 2015, we launched the 15 cm AnastoClip AC.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In January 2014, we initiated a project to transfer the manufacturing of the newly acquired Clinical Instruments devices to our facility in Burlington. We closed the Clinical Instruments facility in March 2014 and completed the manufacturing transfer during Q2 2014.

•	In March 2015, we initiated the transfer of the manufacturing of the newly acquired angioscope product line to our facility in Burlington. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•	In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line at our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. We currently expect the transition of manufacturing to be completed in the second half of 2016.

•	In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line at our facility in Burlington. We have an agreement to purchase the product from the seller, Hancock Jaffe Laboratories, for a period of three years following the closing. We currently expect the establishment of the production line and transition of manufacturing to be completed in 2017.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period, as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2016, approximately 45% of our sales were from outside the United States. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our exposure to exchange rate changes. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the rate increase went into effect. For the three months ended June 30, 2016, the effects of changes in foreign exchange rates increased sales by approximately $0.1 million, and for the six months ended June 30, 2016 reduced sales by approximately $0.1 million, as compared to rates in effect for the three and six months ended June 30, 2015, respectively.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily generated by shipments to distributors, who in turn sell to hospitals and clinics. In certain cases our products are held on consignment at a hospital or clinic prior to purchase; in those instances we recognize revenue at the time the product is used in surgery rather than at shipment.

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

General and administrative. General and administrative expense consists primarily of executive, finance and human resource expense, stock based compensation, legal and accounting fees, information technology expense, intangible asset amortization expense and insurance expense.

Research and development. Research and development expense includes costs associated with the design, development, testing, enhancement and regulatory approval of our products, principally salaries, laboratory testing and supply costs. It also includes costs associated with design and execution of clinical studies, regulatory submissions and costs to register, maintain, and defend our intellectual property, and royalty payments associated with licensed and acquired intellectual property.

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

Results of Operations

Comparison of the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)	2016	2015	Percent change	2016	2015	Percent change
	($ in thousands)
Net sales	$22,389	$19,897	13%	$42,647	$38,844	10%
Net sales by geography:
Americas	$13,189	$12,371	7%	$25,066	$23,954	5%
International	9,200	7,526	22%	17,581	14,890	18%

Total	$22,389	$19,897	13%	$42,647	$38,844	10%

Net sales. Net sales increased 13% or $2.5 million to $22.4 million for the three months ended June 30, 2016, compared to $19.9 million for the three months ended June 30, 2015. Sales increases for the three months ended June 30, 2016 occurred across multiple product lines, primarily driven by increased sales of our biologic vascular patches of $1.1 million (of which we estimate that $0.3 million is related to a safety alert initiated by a competitor), valvulotomes of $0.6 million and our recently acquired ProCol biologic vascular graft of $0.3 million. These and other product line increases were partially offset by decreased sales of radiopaque tape of $0.3 million (related to the inclusion in the 2015 period of $0.3 million of OEM tape sales).

Net sales increased 10% or $3.8 million to $42.6 million for the six months ended June 30, 2016, compared to $38.8 million for the six months ended June 30, 2015. Sales increases for the six months ended June 30, 2016 were primarily driven by increased sales of our biologic vascular patches of $1.8 million (of which we estimate that $0.3 million is related to a safety alert initiated by a competitor), valvulotomes of $0.9 million, vessel closure systems of $0.5 million and our recently acquired ProCol biologic vascular graft of $0.4 million. These and other product line increases were partially offset by decreased sales of radiopaque tape of $0.5 million (related to the inclusion in the 2015 period of $0.6 million of OEM tape sales).

Direct-to-hospital net sales were 92% for the six months ended June 30, 2016, versus 93% for the six months ended June 30, 2015.

Net sales by geography. Net sales in the Americas increased $0.8 million for the three months ended June 30, 2016. The increase was primarily driven by biologic vascular patches, valvulotomes, our recently acquired ProCol biologic vascular graft and vessel closure systems. These increases were partially offset by decreases in sales of radiopaque tape and shunts. International net sales increased $1.7 million for the three months ended June 30, 2016. The increase was primarily driven increased sales of biologic vascular patches, valvulotomes, biologic vascular grafts, shunts and ePTFE vascular grafts.

Net sales in the Americas increased $1.1 million for the six months ended June 30, 2016. The increase was primarily driven by biologic vascular patches, vessel closure systems, our recently acquired ProCol biologic vascular graft and valvulotomes, partially offset by decreased sales of radiopaque tape and shunts. International net sales increased $2.7 million for the six months ended June 30, 2016. The increase occurred across most product lines but was primarily driven by sales of our biologic vascular patches, valvulotomes, shunts and ePTFE vascular grafts.

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2016	2015	$ Change	Percent change	2016	2015	$ Change	Percent change
	($ in thousands)
Gross profit	$15,367	$13,130	$2,237	17%	$29,723	$26,247	$3,476	13%
Gross margin	68.6%	66.0%	*	2.6%	69.7%	67.6%	*	2.1%

*	Not applicable

Gross Profit. Gross profit increased $2.2 million to $15.4 million for the three months ended June 30, 2016, while gross margin increased by 260 basis points to 68.6%. The gross margin increase was largely driven by manufacturing efficiencies and higher average selling prices across nearly all product lines, which were partially offset by unfavorable geographic and product mix. The gross profit increase was a result of higher sales and the improved gross margin.

Gross profit increased $3.5 million to $29.7 million for the six months ended June 30, 2016, while gross margin increased by 210 basis points to 69.7% in the period. The gross margin was favorably impacted by higher average selling prices across nearly all product lines, as well as lower per-unit manufacturing costs of our biologic patch products. These increases were partially offset by the negative impact of a shift toward higher sales in Europe as well as other non-traditional markets where we sometimes realize lower gross margins than in the United States. The gross profit increase was also a result of higher sales.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2016	2015	$ Change	Percent change	2016	2015	$ Change	Percent change
Sales and marketing	$6,539	$5,519	$1,020	18%	$12,812	$11,376	$1,436	13%
General and administrative	3,411	3,303	108	3%	6,748	6,921	(173)	(2%)
Research and development	1,634	1,331	303	23%	3,080	2,484	596	24%
Medical device excise tax	—	183	(183)	(100%)	—	363	(363)	(100%)

Total	$11,584	$10,336	$1,248	12%	$22,640	$21,144	$1,496	7%

	Three months ended June 30,			Six months ended June 30,
	2016	2015		2016	2015
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change
Sales and marketing	29%	28%	1%	30%	29%	1%
General and administrative	15%	17%	(2%)	16%	18%	(2%)
Research and development	7%	7%	0%	7%	6%	1%
Medical device excise tax	0%	1%	(1%)	0%	1%	(1%)

Sales and marketing. For the three months ended June 30, 2016, sales and marketing expense increased $1.0 million or 18%, to $6.5 million. For the six months ended June 30, 2016, sales and marketing expense increased $1.4 million or 13% to $12.8 million. For both comparative periods, the increases were primarily in compensation-related expenses and travel, due to an increase in the number of sales representatives from 81 to 91. As a percentage of net sales, sales and marketing expense increased to 30% in the six months ended June 30, 2016 from 29% in the prior year period. We plan to continue to increase the size of our sales force in 2016, and we expect that selling and marketing expenses will increase commensurately.

General and administrative. For the three months ended June 30, 2016, general and administrative expense increased $0.1 million or 3% to $3.4 million. Increases were primarily in compensation related costs, which were offset by a reduction in bad debt expense and acquisition-related expenses.

For the six months ended June 30, 2016, general and administrative expense decreased $0.2 million or 2%, to $6.7 million. General and administrative expense decreases were primarily in recruiting costs and professional fees, offset by increases in compensation related costs. As a percentage of net sales, general and administrative expense decreased to 16% for the six months ended June 30, 2016 as compared to 18% for the prior year period.

Research and development. For the three months ended June 30, 2016, research and development expense increased $0.3 million or 23% to $1.6 million. Product development expenses increased $0.2 million primarily driven by compensation costs, largely related to the manufacturing transition of certain acquired product lines to our Burlington, Massachusetts headquarters. Clinical and regulatory expenses increased $0.1 million primarily related to compensation costs and professional fees, including costs related to regulatory submission for new products in geographies such as China.

For the six months ended June 30, 2016, research and development expense increased $0.6 million or 24%, to $3.1 million. Product development expenses increased $0.5 million primarily driven by compensation costs, including to support efforts to transition the manufacturing of certain acquired product lines to our Burlington, Massachusetts headquarters. Clinical and regulatory expenses increased $0.1 million primarily related to compensation costs and professional fees, including costs related to regulatory submission for new products in geographies such as China.

Medical device excise tax. The medical device excise tax was $0.2 million and $0.4 million for the three months and six months ended June 30, 2015, respectively. On December 18, 2015, the Consolidated Appropriations Act of 2016 was signed into law, which suspended the medical device tax for the period beginning January 1, 2016 and ending December 31, 2017.

Income tax expense. We recorded a provision for taxes of $1.2 million on pre-tax income of $3.8 million for the three months ended June 30, 2016, compared to $1.1 million on pre-tax income of $2.8 million for the three months ended June 30, 2015. We recorded a provision for taxes of $2.3 million on pre-tax income of $7.1 million for the six months ended June 30, 2016, compared to $2.0 million on pre-tax income of $5.2 million for the six months ended June 30, 2015. Our 2016 provision is based on an estimated annual effective tax rate of 34.1%, comprised of estimated federal and state income taxes of approximately $2.1 million, as well as foreign income taxes of $0.4 million. Our income tax expense for the current period varies from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

Our 2015 provision was based on the estimated annual effective tax rate of 37.2%, comprised of estimated federal and state income taxes of approximately $3.0 million, as well as foreign income taxes of $0.4 million. Our income tax expense for 2015 varied from the statutory rate amounts mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of June 30, 2016, we carried a valuation allowance against $2.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards and state research and development credit carry-forwards, which based on the available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate will remain fairly consistent in 2016. We expect our 2016 effective tax rate will be higher compared to our effective tax rate in 2015 due to the release of certain valuation allowances in 2015.

Liquidity and Capital Resources

At June 30, 2016, our cash and cash equivalents were $29.3 million as compared to $27.5 million at December 31, 2015. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value All of our cash held outside of the United States is available for corporate use, with the exception of $4.1 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2017 or when the authorized aggregate $5 million repurchase limit is reached.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $7.1 million for the six months ended June 30, 2016. For the year ended December 31, 2015, we recognized operating income of $11.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase program;

•	future acquisition-related payments;

•	payments associated with U.S income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, repurchase shares of our common stock and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility, with a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
May 25, 2016	June 8, 2016	$0.045	$829
March 21, 2016	April 4, 2016	$0.045	$825
Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On July 25, 2016 our Board of Directors approved a quarterly cash dividend on our common stock of $0.045 per share payable on September 6, 2016 to stockholders of record at the close of business on August 22, 2016, which will total approximately $0.8 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2016	2015	Net Change
Cash and cash equivalents	$29,315	$19,430	$9,885
Cash flows provided by (used in):
Operating activities	$6,352	$3,302	$3,050
Investing activities	(3,632)	(2,046)	(1,586)
Financing activities	(1,028)	(353)	(675)

Net cash provided by operating activities. Net cash provided by operating activities was $6.4 million for the six months ended June 30, 2016, and consisted of $4.8 million net income, adjusted for non-cash items of $2.7 million (including depreciation and amortization of $1.8 million, stock-based compensation of $0.7 million, and provision for inventory write-offs of $0.2 million), offset by changes in working capital of $1.1 million. The net cash used by changes in working capital was driven by increases in accounts receivable of $0.8 million and decreases in accounts payable and other liabilities of $0.9 million and was partially offset by decreases in prepaid and other current assets of $0.3 million, and inventory of $0.3 million.

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

Net cash used in investing activities. Net cash used in investing activities was $3.6 million for six months ended June 30, 2016, driven by $2.4 million of cash paid in connection with our acquisition of the ProCol line of bovine vascular grafts, as well as purchases of property and equipment of $1.3 million primarily associated with the expansion of our Burlington, Massachusetts headquarter offices.

Net cash used in investing activities was $2.0 million for six months ended June 30, 2015. This was driven by the UreSil acquisition and related distributor buyouts of $1.3 million and purchase of property and equipment of $0.8 million.

Net cash used in financing activities. Net cash used in financing activities was $1.0 million for the six months ended June 30, 2016, driven primarily by payments of common stock dividends of $1.7 million, partially offset by proceeds from stock option exercises of $0.7 million. We also made payments related to our prior acquisitions of $43,000.

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2015, driven primarily by payments of common stock dividends of $1.4 million, partially offset by proceeds from stock option exercises of $1.1 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2015 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies during the six months ended June 30, 2016. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is reported, processed, and summarized within the time periods specified in the SEC’s rules and forms. As of June 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and as described below, our disclosure controls and procedures were not effective as of June 30, 2016.

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

Management’s Plan for Remediation

Management is in the process of designing and implementing a remediation plan intended to address the control deficiencies which resulted in the material weakness described above. These remediation efforts are underway and include enhancements of automated and management oversight controls to validate pricing terms and conditions, as well as utilizing system security features to ensure segregation of duties for certain key processes. Management will report regularly to the Audit Committee regarding the status of the implementation activities.

Changes in Internal Control

Other than as described under “Management’s Plan for Remediation”, there have been no changes in our internal control over financial reporting for the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 5, 2016, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. Except as contained in the two paragraphs below, there have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 10, 2016.

We may not realize the expected incremental sales of our XenoSure biologic patch due to the Baxter safety alert if that safety alert is resolved sooner than we expect or if we are unable to retain customers who switched to our product during the pendency of the safety alert.

Baxter Healthcare Corporation issued a Safety Alert dated June 24, 2016, requesting that U.S. hospitals discontinue the use of certain lots of its Vascu-Guard peripheral vascular patches. This safety alert was subsequently issued in certain international markets. As a result, we have experienced higher than normal XenoSure biologic patch sales, and we expect that sales of XenoSure biologic patches will continue at an elevated level. Our Q3 2016 guidance includes $1.25 million of incremental XenoSure biologic patch sales, and Q4 2016 guidance includes $500,000 of incremental XenoSure biologic patch sales. In developing this guidance, we have assumed the safety alert will end September 30, 2016 and that we will retain approximately 40% of the customers who switched to our patch during the pendency of the safety alert. If the safety alert is resolved sooner or if we are unable to retain customers who switched to our product during the pendency of the safety alert, then our XenoSure biologic patch sales could be materially lower than expected and our results of operations could be adversely affected.

If we are unable meet the elevated demand for XenoSure biologic patches due to the Baxter safety alert, then our expected sales of XenoSure Patches could suffer.

In order to meet the increased demand for XenoSure biologic patches, we have increased production, and we are continuing to add manufacturing capacity to produce a sufficient amount of product to meet expected sales. If we are unable to maintain or further increase an elevated level of production or if demand exceeds our expectations, then we may be unable to timely satisfy customer orders for these products and we could forgo revenue opportunities, potentially lose market share and damage new and existing customer relationships, all of which could adversely affect our business and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

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