Form 10-K
period 2016-12-31
LEMAITRE VASCULAR INC
filed 2017-03-09
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2016: $180,617,111. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. At March 2, 2017, the registrant had 18,670,632 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2016 ANNUAL REPORT ON FORM 10-K

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, EndoRE, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Inahara-Pruitt, InvisiGrip, LeverEdge, LifeSpan, MollRing Cutter, MultiTASC, Omniflow, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, VascuTape, TRIVEX, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AlboSure, Flexcel, Periscope, RestoreFlow and VCS are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services for the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons. Our diversified portfolio of peripheral vascular devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, and includes the HYDRO Expandable LeMaitre Valvulotome, the XenoSure biologic patch, the Pruitt F3 Carotid Shunt and VascuTape Radiopaque Tape. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market which our core product lines address is approximately $840 million.

We sell our products and services primarily through a direct sales force. As of December 31, 2016 our sales force was comprised of 96 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other geographies through distributors. Our worldwide headquarters is located in Burlington,

Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In 2016, approximately 92% of our net sales were generated in territories in which we employ direct sales representatives.

The Peripheral Vascular Disease Market

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

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 2,500 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe, Asia and the Pacific Rim. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both conventional open vascular surgeries and endovascular procedures. Conventional open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging technologies. We estimate that in 2016, 86% of our net sales were from devices used in open vascular procedures.

Our Business Strategies

We have grown our business by using a three-pronged strategy: focusing on the vascular surgeon call point, competing for sales in low rivalry niche markets, and expanding our growth platform through our worldwide direct sales force as well as acquiring and developing complementary vascular devices.

•

Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2016 approximately 75% of our sales were to this type of customer. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons are uniquely positioned to be able to perform both conventional open vascular surgeries as well as minimally invasive endovascular procedures. We believe that this presents our core customer with an opportunity to gain procedural market share against competing specialists, while offering us the ability to sell devices in both the open and endovascular markets to the same end user.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche product and services segments. We believe that the relative lack of competitive focus on these segments by our larger competitors who may have greater resources than we do, as well as the differentiated features and consistent quality of our products, allow for us to establish both higher selling prices and market share gains in these markets. In recent years we have also sought to sell complementary offerings such as the Omniflow biosynthetic graft or the RestoreFlow human tissue cryopreservation services, in larger, more competitive market segments, particularly when we believe that our offerings in those segments are highly differentiated.

•

Direct sales force expansion, and the addition of complementary products through acquisitions and research and development. We sell our products primarily through a direct sales force in North America, Europe, Asia and the Pacific Rim. Since 1998, we have built our sales force from zero to 96 direct sales representatives. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we also sell our products through distributors. For the year ended December 31, 2016, however, approximately 92% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new segments and geographies in order to further access the broader peripheral vascular device market.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our 1.5mm HYDRO LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 15 product lines.

We have completed 19 acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s) and Services
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Polycarbonate grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic patches
2013	Clinical Instruments	Carotid Shunts and Embolectomy Catheters
2013	TRIVEX	Powered phlebectomy system
2014	Xenotis Pty Ltd	Biosynthetic grafts
2014	Angioscope	Fiberoptic catheters
2015	Tru-Incise (for sale outside of the US)	Valvulotomes
2016	ProCol	Biologic vascular graft
2016	RestoreFlow Allografts	Human tissue cryopreservation services

With the exception of the remote endarterectomy devices, powered phlebectomy systems, the Tru-Incise valvulotome, cryopreserved allograft services, biosynthetic grafts and our ProCol biologic vascular grafts, we have relocated the manufacturing operations associated with our 19 acquisitions to our Burlington, Massachusetts headquarters and we continue to look at ways to make our operations more efficient. The manufacture of our biosynthetic vascular grafts take place in our North Melbourne, Australia facility and the human tissue processing and cryopreservation operations associated with RestoreFlow allografts take place in our Fox River Grove, Illinois facility.

Our Products and Services

We have a portfolio of 15 product lines, most of which are designed for use in open vascular surgery. We also provide services related to the processing and cryopreservation of human vascular tissue. Our products and services address various anatomical areas including the carotid, lower extremities, upper extremities, aorta and other areas. In 2016, the lower extremities product lines and services were 51% of revenues, the carotid product lines comprised 31% of our revenues, and other areas combined were 18%. In 2015, the lower extremities product lines were 53% of revenues while the carotid product lines were 29%. In 2014, the lower extremities were 51% of revenues while the carotid product lines were 28%. The average selling price of valvulotomes, which are included in our lower extremities product lines, increased significantly in 2015 with the introduction of our 1.5mm HYDRO LeMaitre Valvulotome. No single product line accounted for more than 25% of our revenues in 2016, 2015 or 2014.

Of our 15 product offerings, three are biologic devices that are implanted in the patient, and one is the service of processing and cryopreserving human tissue for implantation into the patient. These include the XenoSure patch (bovine pericardium), ProCol graft (bovine mesenteric vein), OmniFlow biosynthetic graft (ovine tissue and synthetic mesh) and the RestoreFlow Allograft cryopreserved graft (human tissue). As a percentage of sales, these product lines represented 27% in 2016, 21% in 2015 and 15% in 2014.

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

Carotid Shunts

Our Pruitt F3, Pruitt-Inahara and Flexcel carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3 and Inahara-Pruitt, shunts feature internal balloon fixation that eliminates the need for clamps, thereby reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to secure their shunt with externally placed clamps.

Powered Phlebectomy Devices

Our TRIVEX powered phlebectomy system is comprised of capital equipment and disposables that enable removal of varicose veins. In this procedure, an illuminator is inserted through a small incision in the leg, enabling visualization of varicose veins. A second instrument removes the veins. Compared to conventional hook phlebectomy, this surgical procedure is faster and results in more complete vein removal through fewer incisions.

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

Our ProCol biologic graft is a bovine mesenteric vein vascular graft used for dialysis access in patients with a previously failed synthetic graft.

Through our recently acquired RestoreFlow allograft business, we provide human tissue cryopreservation services, in particular the processing and cryopreservation of peripheral vascular veins and arteries. Our RestoreFlow Allografts are cryopreserved human tissue grafts, including saphenous veins, femoral veins and arteries, and aortoiliac arteries. These allografts are used in variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections. Currently they are only available for distribution in the United States.

Vascular Patches

Our XenoSure Biologic Vascular Patch is made from bovine pericardium, and is used for precision endarterectomy vascular reconstruction.

Our AlboSure Vascular Patch is a polyester patch. Vascular surgeons use patches in conjunction with carotid endarterectomy, femoral endarterectomy, and other vascular reconstructions.

Vessel Closure Systems

Our AnastoClip AC and AnastoClip GC vessel closure systems attach vessels to one another with titanium clips instead of sutures. These vessel closure systems create an interrupted anastomosis which expands and contracts as the vessel pulses, which surgeons believe improves the durability of the anastomosis. The AnastoClip AC closure system also facilitates compliant dura closure in neuro applications. Surgeons believe it does not penetrate the dura, which eliminates cerebrospinal fluid leakage from suture holes allowing for reduced operating room time.

Other Products

In some hospitals, vascular surgery procedures are sometimes performed by general surgeons. We also sell general surgery devices, primarily laparoscopic cholecystectomy devices. Our leading general surgery product is the Reddick Cholangiogram Catheter, which is used to inject dye into the cystic duct during laparoscopic cholecystectomy. In this procedure, the gall bladder is dissected and removed through small punctures in the abdomen. We also offer a laparoscopic accessory used in laparoscopic gall bladder removal.

Sales and Marketing

As of December 31, 2016, we employed 96 field sales representatives. We believe that the expansion of our direct sales force since 1998 has been a key factor in our success, and it remains one of our primary long-term strategies.

Outside our direct markets, we generally sell our products through country-specific distributors. We typically sign exclusive distribution agreements with distributors for terms of up to five years, frequently specifying minimum annual sales volumes and pricing. These agreements are renewable by mutual agreement between us and the distributor. From time to time, when we determine that it would be financially advantageous for us to sell directly in a country, we terminate our distributor(s) in that country. In August 2015, we agreed to terminate our agreement with a distributor in Finland in order to begin selling direct-to-hospital in Finland as of January 1, 2016. In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd., a Chinese distribution and logistics company, and began selling our Chinese market products to Meheco in 2016. Meheco then sells to multiple sub-distributors who then sell our products to Chinese hospitals.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

We also provide training to medical professionals as means of promoting our products. We aim to add value to our vascular surgeon customers by providing training opportunities on specific vascular surgery procedures including, among others, in situ bypass, phlebectomy and interrupted anastomosis.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are primarily focused on the open vascular space and are largely improvements to our existing devices. In 2016, our efforts were focused on expanding and enhancing our biologic product lines including Xenosure and Omniflow, as well as integrating newly acquired product lines. We continued work begun in 2015 on the development of a shunt flow monitor and furthered our efforts around approval of our elongated anastoclip device for neurosurgery in various geographies. We also made design changes to our powered phlebectomy device product line.

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

For 2016, 2015 and 2014, our research and development expenditures were $6.1 million, $5.5 million, and $4.7 million, respectively, representing 7% of net sales in each of the three years. As of December 31, 2016, our research and development staff consisted of 14 full-time engineers and technicians.

Manufacturing and Processing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced. We also have facilities in North Melbourne, Australia, where our Omniflow II product line is produced, and Fox River Grove, Illinois where RestoreFlow allografts are processed, cryopreserved, stored and distributed.

Following the acquisition of new product lines, we typically integrate manufacturing of the newly acquired lines into our Burlington operations. In 2014 we fully transitioned XenoSure production to our Burlington facility, and we also transferred the manufacturing of the Clinical Instruments devices, which we acquired in 2013, to our Burlington facility. Our TRIVEX, EndoRE, Tru-Incise valvulotome and ProCol biologic graft products are currently manufactured by third parties; however, we expect to complete the transition of manufacturing the Tru-Incise valvulotome to our Burlington facility during 2017 and we expect the transition of manufacturing the ProCol biologic graft products to be complete in 2018, subject to regulatory approval. In addition, we expect to complete the renovation of our manufacturing facility in Burlington in 2017, in which we expect most of our biologic product lines will be produced or processed.

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

We process and cryopreserve human tissue provided to us by qualified tissue procurement organizations in the United States. Donated human tissue is procured from deceased donors by these organizations. We have strict specifications regarding tissue we will accept for processing relating to, among other things, the physical condition and characteristics of the tissue and the donor, the medical history of the donor and certain test results of the donated tissue. We also use various supplies in connection with the processing and cryopreservation of human tissue, including certain proprietary solutions and antibiotics.

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

Our Burlington and North Melbourne manufacturing facilities have been certified to ISO 13485:2003 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. Our Fox River Grove, Illinois facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation and licensed by certain state agencies. Our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and Notified Bodies (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” for further information. In February 2013, our Burlington facilities were audited by the U.S. Food and Drug Administration (FDA), and in November 2014, and July and November 2015, we underwent inspections by our European Notified Body. In February 2016, our Fox River Grove facility was inspected by the FDA. The results of these inspections were satisfactory.

Competition

The segments in which our product lines compete are characterized by change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Applied Medical Resources Corporation, Baxter International, Inc., Boston Scientific Corporation, Cardiovascular Systems, Inc., Medtronic, C.R. Bard, Inc., CryoLife, Inc., Edwards Lifesciences Corporation, Getinge AB, LifeNet Health, Inc., Terumo Medical Corporation, and W. L. Gore & Associates.

The success of our products relies on effective service support as well as superior product technology, quality, product and service availability, reliability, ease of use, cost-effectiveness, physician familiarity, and brand recognition. While we also compete on the basis of price, our products that are more technologically advanced than those of our competitors are sometimes sold at higher prices than those of our competitors. We believe that our continued success will depend on our ability to broaden and optimize our direct sales channel, acquire or develop additional complementary vascular device products, obtain regulatory and reimbursement approvals, maintain sufficient inventory, obtain patent or other product protections and attract and retain skilled personnel. We also compete on the basis of procedure type. The treatment of peripheral vascular disease has experienced a shift from open vascular surgery towards minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. Our ability to compete effectively with our competitors relies on keeping pace with existing or new product and technology offerings in the vascular device market, and the minimally invasive endovascular procedure segment in particular.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices, especially commodity products such as dacron and ePTFE grafts. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. In the case of vascular allografts, certain competitors may have an advantage in sourcing tissue due to higher volume purchases and longer term relationships from tissue procurement organizations. Additionally, certain of our competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights.

We maintain and pursue patents in the United States, Europe and other strategic locations relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2020 to 2032.

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

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. Many of our products are not protected by patents. Patent protection is not available where we acquire a commercialized product that is not patented, such as the ProCol vascular graft. In the past, other companies have independently developed or otherwise acquired comparable or substantially equivalent proprietary information and techniques, and there can be no assurance that others will not do so in the future or otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer, or disclosure of confidential information or inventions.

The laws of foreign countries generally do not protect our proprietary rights to the same extent as do the laws of the United States and we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

See “Item 1A. Risk Factors” for a description of certain risks associated with our intellectual property.

Government Regulation

Medical devices and human tissues are subject to regulation by the FDA, and, in some instances, other federal and state authorities and foreign governments.

United States Regulation of Medical Devices

Most of our products are medical devices subject to extensive regulation by the FDA under 21 United States Code Chapter 9, the Federal Food, Drug, and Cosmetic Act (the FDCA). FDA regulations govern, among other things, product development, testing, manufacturing, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can take longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. All of our devices currently sold in the United States are marketed pursuant to the 510(k) clearance, with the exception of our ProCol biologic vascular graft.

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

Historically, our products have been introduced into the market using the 510(k) clearance procedure, and we have not used the more burdensome PMA process for any of the products that we currently market or sell in the United States, other than our ProCol vascular graft, which had PMA approval at the time we acquired the device. If we were to seek approval for our Omniflow II biosynthetic vascular graft, for example, we would be required to follow the PMA process.

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our most recent FDA inspection was in February 2013, the result of which was satisfactory. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

Non-U.S. sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA’s regulatory procedures for exporting unapproved devices.

United States Regulation of Human Tissue

FDA

Our allografts are subject to extensive regulation by the FDA under Title 21 of the Code of Federal Regulations, Part 1271 (Human Cells, Tissues, and Cellular and Tissue-Based Products). These regulations were promulgated under Section 361 of the Public Health Service Act, which authorized the FDA to issue regulations to prevent the spread of communicable disease. Under these regulations, the FDA requires registration of establishments that manufacture human cells, tissues, and cellular and tissue-based products and establishes donor-eligibility, current good tissue practice and other procedures to prevent the introduction, transmission, and spread of communicable diseases by such products, including through donor screening and testing. Our Fox River Grove, Illinois facility is registered with the FDA’s Center for Biologics Evaluation and Research as required by the regulations. The regulations also provide for the inspection of tissue establishments by the FDA. The FDA most recently inspected our Fox River Grove, Illinois facility in February 2016 and the results of that inspection were satisfactory. In the event of non-compliance with these regulations, the FDA may issue a warning letter, order the recall and/or destruction of tissues and/or order the suspension or cessation of processing and preservation of new tissues.

AATB

We voluntarily comply with the standards of the tissue bank industry’s accreditation organization, the American Association of Tissue Banks (the AATB). The AATB has established standards for tissue banking and administers an accreditation program. Compliance with the AATB’s standards are a predicate to accreditation, which must be renewed every three years. Our Fox River Grove, Illinois facility has been accredited by the AATB for the processing, storage and distribution of cardiac and vascular tissue for transplantation through May 13, 2018. The AATB is entitled to inspect accredited members at any time. The AATB most recently inspected our Fox River Grove, Illinois facility in January 2015, and the results of that inspection were satisfactory.

NOTA

Under the National Organ Transplant Act, it is unlawful for any person or entity to knowingly acquire, receive, or otherwise transfer any human organ for valuable consideration for use in human transplantation if the transfer affects interstate commerce. However, “valuable consideration” excludes the reasonable payments associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of a human organ. We believe the compensation we receive for the processing and cryopreservation services we provide with respect to our vascular allografts falls within this statutory exception.

State Regulation

Certain states regulate the processing, storage and distribution of human tissue. We are licensed or registered, as applicable, with California, Delaware, Florida, Illinois, Maryland, New York and Oregon. The regulatory agencies of these states may inspect our Fox River Grove, Illinois facility from time to time to monitor compliance with applicable state regulations.

Other U.S. Regulations

We, and our products and services, are also subject to a variety of state and local laws in those jurisdictions where our products and services are or will be marketed or distributed, and federal, state, and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We are subject to various federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid, or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

Non-U.S. Regulation of Medical Devices

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

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA). The TGA has built its regulatory framework around similar requirements to those issued in Europe. As such, many medical devices (those with a lower risk profile) may gain relatively fast marketing clearance using their existing EU-issued CE marking. Higher risk devices (those in EU/Aus Class III) must go through a full design review which can be costly and take longer to complete. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active in the TGA registry of devices. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside of Australia. After the formation of our Australian subsidiary in 2013, we transferred out licenses from our third-party license holders to our subsidiary.

In China, the China Food and Drug Administration (CFDA) Medical Device Division regulates and must approve all medical devices to be marketed and sold in China. China has a three-class risk classification system, with Class I being the lowest risk and Class III being the highest risk. Home country approval (510(k) or PMA clearance) is required as a prerequisite to any application. Additionally, the CFDA often tests finished devices at its own testing laboratory to confirm each device’s specifications. The approval process is typically lengthy. As of December 31, 2016, CFDA licenses are valid for five years from date of issuance and require renewal prior to expiration. The CFDA requires all companies located outside of China to appoint a legal entity who maintains a registered business inside of China as the license holder. After the formation of our Chinese subsidiary in 2015, we transferred our licenses from our third-party license holders to our subsidiary.

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

Patient Protection and Affordable Care Act

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed. While the future of PPACA is uncertain as of the date of the filing of this Annual Report due to the Budget Resolution and President Trump’s executive order, we continue to comply with its requirements. For example, we continue to comply with the Physician Payments Sunshine Act, which was enacted as part of the PPACA and requires detailed public disclosure of certain payments and “transfers of value” from us to healthcare professionals, such as the payment of royalties, compensation for services provided such as training, consulting, and reimbursement for travel and meal expenses. Certain states also require us to disclose similar information or even prohibit some forms of these payments and may continue to do so regardless of the repeal or replacement the PPACA.

Employees

We had 397 employees, including 380 full-time employees, at December 31, 2016.

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, sales, service and technical support of medical devices and implants for the treatment of peripheral vascular disease. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Information about segment revenue is included in Note 12 to our Consolidated Financial Statements which are included elsewhere in this Annual Report.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct and indirect sales forces. No single customer accounted for more than 2% of our net sales in 2016.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in demand for the products and services we sell;

•	increased product and price competition, due to market conditions, the regulatory landscape or other factors;

•	changes in the mix of products and services we sell;

•	our pricing strategy with respect to different product lines and services;

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	the divestiture or discontinuation of a product line or other revenue generating activity;

•	the relocation and integration of manufacturing or processing operations and other strategic restructuring;

•	regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	costs incurred by us in connection with the termination of contractual and other relationships, including those of distributors or agents

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	changes in tax laws in the jurisdictions in which we do business;

•	the expiration or utilization of deferred tax assets such as net operating loss carry-forwards;

•	market reception of our new or improved product and service offerings; and

•	the loss of any significant customer, especially in regard to any product or service that has a limited customer base.

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

We may not maintain our recent levels of profitability.

While we reported growth in operating and net income in each of the years ended December 31, 2016, 2015 and 2014, there can be no assurance we will continue to achieve significant net sales growth and/or profit growth in the future. If, for example, we are unable to effectively manage our operating expenses associated with the increase in the number of our sales personnel in 2016, we may need to reduce our operating expenses in other areas in order to maintain or improve operating profitability. Decreased investment levels may inhibit future growth in net sales and earnings.

Additionally, our ability to maintain and increase profitability will be influenced by many factors, including:

•	the level and timing of future sales, manufacturing costs and operating expenditures;

•	market acceptance of our new products and services;

•	the productivity of our direct sales force and distributors;

•	fluctuations in foreign currency exchange rates;

•	our ability to successfully build direct sales organizations in new markets;

•	our ability to successfully acquire and develop competitive products;

•	our ability to successfully integrate acquired businesses, products, services or technologies;

•	the impact on our business of competing products, technologies, and procedures;

•	our ability to obtain or maintain regulatory approvals for our products in new and existing markets;

•	the cost of litigation, if any; and

•	changes in tax laws.

If we are unable to expand our product and service offerings, we may not achieve our growth objectives and our results of operations could suffer.

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

We may not be able to compete effectively with our competitors unless we can keep pace with existing or new products, services and technologies in the vascular device market and the minimally invasive endovascular procedure segment, in particular. Our success in developing and commercializing new products and new versions of our existing products and services is affected by our ability to:

•	recognize in a timely manner new market trends and customer needs;

•	identify products or services that address those trends or needs;

•	obtain regulatory clearance or approval of new products and technologies;

•	successfully develop cost-effective manufacturing processes for such products;

•	commercially introduce such products, services and technologies; and

•	achieve market acceptance.

If we are unable to expand our product or service offerings, we may not achieve our growth objectives and our results of operations as well as our stock price could suffer.

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

Moreover, demographic trends and other factors, such as reimbursement rates, are also driving vascular surgeons in the United States and potentially in other markets to increasingly specialize in certain kinds of procedures, such as the creation and maintenance of dialysis access sites and endovascular therapies. Vascular surgeon training programs may focus on those therapies to the exclusion of open vascular procedures. If there is a decline in vascular surgeons training in open vascular procedures in favor of training in minimally invasive endovascular procedures, this could limit the number of vascular surgeons using our products due to lack skills in of open vascular procedures. Further, even those physicians trained in open procedures may discontinue performing them if there is a lack of demand. If this trend continues, it could lead to the fragmentation of our customer base, which would reduce cross-selling opportunities and the efficiency of each sales call by our sales representatives, which in turn could negatively impact our business.

We may acquire businesses and assets in the future. We may experience difficulties in completing the integration of these acquisitions into our business, or we may not realize the anticipated benefits of these acquisitions.

In order to expand our product offerings, we have completed 19 acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends, in part, upon our ability to identify, negotiate, complete, and integrate suitable acquisitions. If we are unable to complete acquisitions on satisfactory terms or at all, our growth objectives and sales could be negatively affected.

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired businesses, personnel, and products into our existing business;

•	difficulties or delays in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities on a cost-effective basis;

•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company had concentrated sales;

•	diversion of our management’s time and attention from other business concerns;

•	higher costs of integration than we anticipated;

•	unknown or unanticipated liabilities included as part of the acquisition;

•	disputes or litigation with former owners related to contingent payments, liabilities assumed or not assumed or other matters;

•	challenges in complying with new regulatory requirements to which we were not previously subject;

•	increased regulatory scrutiny;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters, such as the operations we acquired in 2014 in Australia;

•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	loss of key suppliers or issues with the ongoing supply of the acquired product from its former owners;

•	charges related to the acquisition of in-process research and development;

•	dilution as a result of equity financing required to fund acquisition costs; or

•	debt as a result of debt financing required to fund acquisition costs, which would be senior to our common stock and would require interest payments to a lender.

We could also discover deficiencies withheld from us due to fraud or otherwise not uncovered in our due diligence prior to an acquisition, including but not limited to deficiencies in internal controls, data adequacy and integrity, product quality, and regulatory compliance, as well as undisclosed contractual or other liabilities and product liabilities, any of which could result in us becoming subject to penalties or other liabilities. Any of these difficulties could negatively impact our ability to realize the intended and anticipated benefits that we currently expect from our acquisitions or from acquisitions we complete in the future and could harm our financial condition and results of operations.

For instance, in August 2014, we acquired all of the capital stock of Xenotis Pty Ltd, the parent company of Bio Nova International, which was the manufacturer of our Omniflow II biosynthetic vascular graft. Bio Nova’s operations are located in North Melbourne, Australia, and we currently expect to continue operations in Australia for the foreseeable future. Our ability to manage these operations efficiently and effectively may be impaired due to their distance from our Burlington, Massachusetts headquarters.

In 2014 and 2015, we acquired two product lines for which we have since then been transitioning manufacturing to our Burlington facility. We expect to complete the transfer of manufacturing of these product lines to Burlington in 2017; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs will not exceed our expectations.

In 2016, we acquired the ProCol vascular graft, which continues to be manufactured by the company from which we acquired the device. While we currently rely on the former owners to continue to supply product to us, we have initiated the transfer of manufacturing in 2016, and we expect it to be complete in 2018, subject to regulatory approval.

We also acquired the processing, preservation and distribution operations of RestoreFlow allografts in 2016, and we intend to continue conducting such operations at our Fox Rover Grove, Illinois facility. See “Our tissue processing and preservation services are subject to a variety of risks, including those related to the procurement of human tissue and regulatory requirements” below for risks associated with our tissue processing and preservation services.

For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of our acquisitions and our operating results may be harmed.

Our tissue processing and preservation services are subject to a variety of risks, including those related to the procurement of human tissue and regulatory requirements.

In November 2016, we acquired the processing, preservation and distribution operations for the RestoreFlow allograft. Prior to the acquisition, we did not provide any services related to human tissue. Our ability to successfully provide such services may be affected by the following:

•	maintenance of quality standards and controls to mitigate the risk that processed tissue cannot be sterilized;

•	compliance with regulatory and legal requirements specific to human tissue, with which we were previously unfamiliar, or changes in those requirements;

•	maintenance of our AATB accreditation, FDA establishment registration and state licensures;

•	the degree to which our tissue procurement organizations are successful in procuring the gift of tissue donation;

•	procurement from tissue procurement organizations of adequate amounts of human tissue of a type and quality that meets our specifications;

•	processing human tissue in a cost effective manner;

•	controlling turnover in a workforce skilled in tissue processing and cryopreservation and any subsequent delay necessary for the adequate training of new personnel; and

•	compliance of our tissue procurement organizations to current good tissue practices and our procurement procedures.

Our failure in any one or more of these areas could adversely impact our ability to provide processing, preservation and distribution services related to allografts and therefore our operations.

Our dependence on sole- and limited-source suppliers could hinder our ability to deliver our products and services to our customers on a timely basis or at all and could harm our results of operations.

We rely on sole- and limited-source suppliers for some of our important product components and certain products. For example, our TRIVEX system and associated disposables, as well as components of our EndoRE remote endarterectomy product line, are manufactured for us by third-party suppliers. Additionally, we rely on a sole-source supplier for the ovine material used for our Omniflow II biosynthetic vascular graft, and the ProCol vascular graft continues to be manufactured by the company from which we acquired the device.

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

With respect to our RestoreFlow allografts, we rely on tissue procurement organizations to provide donated tissue to us for processing and cryopreservation. While we have relationships with several tissue procurement organizations, we cannot be sure that the supply of suitable human tissue will be available to us at the levels we need, in which case our revenues from allografts could be adversely affected.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located in three adjacent leased facilities located in Burlington, Massachusetts. We also have a manufacturing site in North Melbourne, Australia and a tissue processing and preservation facility in Fox River Grove, Illinois. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production or processing to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers, if available at all. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Our AlboGraft vascular graft, AlboSure vascular patch, XenoSure biologic patch and ProCol vascular graft products contain bovine tissue or material derived from bovine tissue, and our Omniflow II Biosynthetic Vascular Graft contains ovine tissue. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries, like Australia or New Zealand, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could materially and adversely affect our results of operations.

We face intense competition from other companies, technologies, and alternative medical procedures and we may not be able to compete effectively.

The segments in which we compete are highly competitive, subject to change, and significantly affected by new product introductions and other activities of industry participants. Although no one company competes against us in all of our product lines or services, a number of manufacturers of peripheral vascular devices have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs, and larger facilities than ours; have established reputations with our target customers; and have developed worldwide distribution channels that are more effective than ours. Our competitors could elect to devote additional resources to the segments in which we currently enjoy less competition. Also, although we currently have leading positions in the segments for some of our products, this is not true for all of our products. From time to time, we have experienced difficulties competing against large companies.

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

In the years ended December 31, 2016, 2015 and 2014, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales of our 1.5mm HYDRO LeMaitre Valvulotome and with respect to sales occurring in the United States. In the past, we have been able to rely upon our intellectual property position, our well-known brands, and our established reputation in the vascular surgery device marketplace to implement price increases. We implemented a significant price increase in 2015 for our 1.5mm HYDRO LeMaitre Valvulotome, and our ability to implement additional price increases with respect to that product in the future may be limited. We also experienced an increase in net sales of our XenoSure biologic patch in 2016, which was due in part to the recall of a competitive product. That recall has since been resolved, and we have only retained a portion of the customers who switched to our product during the pendency of the recall. If we are unable to retain those customers, then our XenoSure biologic patch sales could be lower than expected.

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

We derive a significant portion of our net sales from operations in markets outside of the United States. For the year ended December 31, 2016, 44% of our net sales were derived from our operations outside of the United States. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	fluctuations in foreign currency exchange rates;

•

the imposition of additional U.S. and foreign governmental controls or regulations, including export licensing requirements, duties and tariffs, and other trade restrictions, whether due to, or in reaction to, changes in U.S. trade policy under President Trump or otherwise;

•	the risk of non-compliance with the Foreign Corrupt Practices Act by our sales representatives or our distributors;

•	changing medical device regulations that may impede our ability to register our products in a jurisdiction;

•

the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person, or entity, whether due to , or in reaction to, changes in U.S. foreign policy under President Trump or otherwise;

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

The use or misuse of our products and tissues we distribute may result in injuries that lead to product liability suits, which could be costly to our business.

If our products or the tissue we process and preserve are defectively designed, manufactured, processed or labeled, contain defective components, or are misused, or if our products or the tissues we process and preserve are found to have caused or contributed to injuries or death, we may become subject to costly litigation by our customers or their patients. Although we offer training for physicians, we do not require that physicians be trained in the use of our products or the tissues we distribute, and physicians may use our products or the tissues we distribute incorrectly or in procedures not contemplated by us. We are from time to time involved in product liability claims. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us. Claims of this nature may also adversely affect our reputation, which could damage our position in the market and subject us to recalls.

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

We are subject, from time to time, to legal proceedings and litigation, including, but not limited to, actions relating to product liability, employment matters, intellectual property, contract disputes and other commercial matters. Because the outcome of litigation is inherently difficult to predict, it is possible that the outcome of litigation, or even simply the defense of litigation, could entail significant cost for us and harm our business. The fact that we operate in international markets also increases the risk that we may face legal exposures as we seek to comply with a large number of varying legal and regulatory requirements. If any such proceedings were to result in an unfavorable outcome, it could adversely affect our business, financial condition and results of operations.

If we fail to convert additional countries or products from distributor sales to direct sales, or encounter difficulties in effecting such conversions, our results of operations could suffer.

We have a history of converting international distributor sales to direct-to-hospital sales by buying out our foreign distributor agreements and selling directly to hospitals through our own established sales representatives. In the future, we may elect to convert select additional countries and products from distributor sales to direct sales. Such conversions sometimes result in disruptions in our sales in the applicable geographies. These transitions may also have an adverse effect on our cash flow from operations because distributors, unlike direct sales personnel, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense, since we would be required to collect customer payments directly rather than through a distributor.

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

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a portion of our revenue and costs is denominated in other currencies, such as the Euro, the British pound, the Japanese yen, the Canadian dollar and the Australian dollar. As of December 31, 2016, 44% of our net sales were derived from our operations outside of the United States. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Similarly, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

Risks Related to the Regulatory Environment

Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products and services to healthcare professionals and may compete by discounting the prices of their products and services, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although in structuring our sales and marketing practices and customer discount arrangements we strive to comply with those laws and regulations, we cannot assure you that:

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

The production and marketing of our products and services and our ongoing research and development are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices and human tissues are wide-ranging and govern, among other things, the testing, marketing, and premarket clearance or approval of new medical devices and services related to human tissues, as applicable, in addition to regulating manufacturing and processing practices, reporting, promotion and advertising, importing and exporting, labeling, and record-keeping procedures.

Our failure to comply with applicable regulatory requirements could result in governmental agencies or a court taking action, including any of the following:

•	issuing public warning letters to us;

•	imposing fines and penalties on us;

•	issuing an injunction preventing us from manufacturing, processing, selling or distributing our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	ordering a recall of, or detaining or seizing, our products or cryopreserved human tissue; or

•	withdrawing or denying approvals or clearances for our products.

If any or all of the foregoing were to occur, our business, results of operations, and reputation could suffer.

If we are not successful in obtaining and maintaining clearances and approvals from governmental agencies for our medical devices, we will not be able to sell our products, and our future growth will be significantly hampered.

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

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable requirements, our manufacturing or processing operations could be disrupted, our sales and profitability could suffer, and we may become subject to a wide variety of FDA enforcement actions.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply with any regulatory requirements, it can institute a wide variety of enforcement actions.

We and some of our suppliers must comply with the FDA’s Quality System Regulation, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. Our Fox River Grove operations must comply with the FDA’s current Good Tissue Practices, which are the FDA regulatory requirements for the processing of human tissue. The FDA enforces its regulations through pre-announced and unannounced inspections. We have been, and anticipate in the future being, subject to such inspections by the FDA and other regulatory bodies. The timing and scope of future audits is unknown and it is possible, despite our belief that our quality systems and the operation of our manufacturing facilities will remain in compliance with U.S, and non-U.S. regulatory requirements, that a future audit may result in one or more unsatisfactory results. If we or one of our suppliers fails an inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us, and our operations could be disrupted and our manufacturing delayed.

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

Even after our products have received marketing approval or clearance, our products and the tissue we process may be subject to product recalls. Licenses, registrations, approvals and clearances could be withdrawn or suspended due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

Our products, services, marketing, sales and development activities, and manufacturing processes are subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. These authorities have been increasing their scrutiny of our industry. If those regulatory bodies feel that we have failed to comply with regulatory standards or if we encounter unforeseen problems following initial approval, licensure or registration, there can be no assurance that any approval, licensure or registration will not be subsequently withdrawn, suspended or conditioned upon extensive post-market study requirements, even after having received marketing approval or clearance or licenses and registrations. Further, due to the increased scrutiny of our industry by the various regulatory agencies and the interconnectedness of the various regulatory agencies, particularly within the European Union, there is also no assurance that withdrawal or suspension of any of our approvals, licenses or registrations by any single regulatory agency will not precipitate one or more additional regulatory agencies from also withdrawing or suspending their approval, license or registration.

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of or prohibit the sale of, any of our products. For example, in 2016 and in early 2017, we voluntarily recalled certain lots of our HYDRO LeMaitre valvulotome due to an issue with the product’s closure mechanism. We were able to address the issue and we believe the recall, affecting approximately 5,500 units, will be substantially complete by June 30, 2017. While the affected lots remain on recall, we have continued to sell unaffected lots and we believe that we will be able to rework returned valvulotomes at minimal expense. In February 2017, we voluntarily recalled certain lots of our Reddick cholangiogram catheter due to a labeling issue. We are able to fix the labeling issue by placing additional stickers on the affected product, and we believe the recall will be substantially complete by June 30, 2017. While we have taken corrective action to address these issues, there can be no assurance that there will not be a recurrence or that other problems related to our products will not develop in the future. And though the aggregate cost of these recalls to us was only $0.2 million, recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

With respect to our RestoreFlow allografts, we may voluntarily recall tissue, and in the event of non-compliance with the regulations governing human tissue, the FDA may issue a warning letter, order the recall and/or destruction of tissues and/or order the suspension or cessation of processing and preservation of new tissues.

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

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (PPACA). The PPACA included provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes (including the medical device excise tax in effect in 2013, 2014 and 2015). While the requirement that the medical device industry subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices was suspended for 2016 and 2017, there is no guarantee that the moratorium will be approved for subsequent years. In 2015, we paid an excise tax of approximately $0.7 million.

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the PPACA that are repealed.

Various healthcare reform proposals have also emerged at the state level. The PPACA and these proposals could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. In addition, the excise tax increases our cost of doing business. While the future of PPACA is uncertain due to the Budget Resolution and President Trump’s executive order, the impact of the PPACA, or any replacement plan, and these proposals, as well as new state-level proposals in reaction to the executive order, could harm our operating results and liquidity.

Domestic and foreign legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors and cost containment measures could decrease the demand for products purchased by our customers, the prices that our customers are willing to pay for those products and the number of procedures using our devices.

Our products and our tissue preservation services are purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of our products and services because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Japan, France and other countries may limit, reduce or eliminate reimbursement for our products and services and adversely affect both our pricing flexibility and the demand for our products and services. Even when we develop or acquire a promising new product or service, we may find limited demand for the product or service unless reimbursement approval is obtained from private and governmental third-party payors.

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

Our manufacturing facilities are subject to periodic inspection by European regulatory authorities and Notified Bodies, and we must demonstrate compliance with the Medical Devices Directive. Our most recent inspections by our European Notified Bodies were conducted in July and November 2015. Any failure by us to comply with European requirements in this regard may entail our taking corrective action, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with such standards in future audits.

We also pursue registrations in other jurisdictions in which we sell our devices directly, such as Japan and China. In 2015, the China Food and Drug Administration significantly increased the application fees for product registrations and imposed additional requirements for obtaining product approval, which includes requirements for conducting clinical trials on most new products in China. Any delay in product registrations could have a negative impact on our results of operations.

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

Our success depends in part on obtaining, maintaining, and enforcing our patents, trademarks, and other proprietary rights, and our ability to avoid infringing on the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property. We rely upon patent, trade secret, copyright, know-how, and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. These measures may only afford limited protection and may not:

•	prevent our competitors from duplicating our products or services;

•	prevent our competitors from gaining access to our proprietary information and technology; or

•	permit us to gain or maintain a competitive advantage.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	public concern as to the safety or efficacy of our products and services;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	our determination whether or not to undertake or continue a share repurchase program;

•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;

•	dilutive issuances of additional securities;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital;

•	changes in financial markets or general economic conditions, including those resulting from significant changes in governmental policy, war, incidents of terrorism, and responses to such events;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	the discontinuation of a product line or other revenue generating activity;

•	adverse regulatory actions which may necessitate recalls of our products or services or warning letters that negatively affect the markets for our products or services;

•	sales of common stock by us or our directors, officers, or principal stockholders;

•	control by our affiliates and insiders of a significant percentage of our common stock;

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, comparable companies, or our industry generally; and

•	light volume of trading in our common stock;

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our chief executive officer has significant voting power and may take actions that may not align with the interests of our other stockholders.

Our chief executive officer and his family collectively control approximately 23% of our outstanding common stock as of December 31, 2016. As a result, these stockholders, if they were to act together, would have significant influence on many matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of our other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities in Burlington, Massachusetts. Each of our Burlington leases expires in 2023. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, with a lease which expires in 2023. We also own a 6,140 square foot manufacturing facility in North Melbourne, Australia and lease a 6,722 square foot processing and distribution facility in Fox River Gove, Illinois. In addition, we have smaller leased sales and marketing offices located in Canada, China, Italy, Japan, and Spain. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2016, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Global Market for the eight quarters ended December 31, 2016:

	High	Low
Year ended December 31, 2016:
First quarter ended March 31, 2016	$16.44	$12.50
Second quarter ended June 30, 2016	$16.72	$13.89
Third quarter ended September 30, 2016	$21.78	$13.56
Fourth quarter ended December 31, 2016	$25.46	$18.95

Year ended December 31, 2015:
First quarter ended March 31, 2015	$8.38	$7.29
Second quarter ended June 30, 2015	$12.06	$8.20
Third quarter ended September 30, 2015	$14.30	$11.13
Fourth quarter ended December 31, 2015	$17.77	$12.01

Holders of Record

On March 2, 2017, the closing price per share of our common stock was $22.12 as reported on The NASDAQ Global Market, and we had approximately 204 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22, 2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On February 16, 2017, our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on April 6, 2017, to stockholders of record at the close of business on March 22, 2017, which will total approximately $1.0 million in payments.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the NASDAQ US Composite Index, the NASDAQ Medical Equipment Index and a peer group for the period covering from December 31, 2011, through the end of LeMaitre’s fiscal year ended December 31, 2016. The graph assumes an investment of $100.00 made on December 31, 2011, in (i) LeMaitre’s common stock, (ii) the stocks comprising the NASDAQ US Composite Index, (iii) the stocks comprising the NASDAQ Medical Equipment Index and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
LeMaitre Vascular, Inc	100.00	98.65	140.14	136.33	311.90	463.14
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Medical Equipment	100.00	109.53	131.61	152.86	168.58	180.31
2015 Peer Group	100.00	120.03	224.17	251.17	174.01	231.50
2016 Peer Group	100.00	127.39	203.66	216.64	135.58	168.81

LeMaitre’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and NASDAQ and peer group indices as of the close of trading on the last trading day of year presented.

The 2015 peer group included the following companies: AtriCure, Inc., AngioDynamics, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Spectranetics Corp., Lombard Medical Systems Inc. and Vascular Solutions, Inc.

The 2016 peer group includes the following companies: AngioDynamics, Inc., Avinger, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Spectranetics Corp., Lombard Medical Systems Inc., Penumbra, Inc., and Vascular Solutions, Inc. This new peer group differs from our old peer group. Specifically, we removed AtriCure, Inc. since its products extend beyond peripheral vascular use, and we added Avinger, Inc. and Penumbra, Inc., based upon their product offerings and recent public stock issuances.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

In the quarter ended December 31, 2016, we did not repurchase any shares of our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$89,151	$78,352	$71,097	$64,549	$56,735
Cost of sales	26,215	24,186	22,666	19,434	15,867

Gross profit	62,936	54,166	48,431	45,115	40,868
Operating expenses:
Sales and marketing	26,105	22,780	22,087	22,143	20,811
General and administrative	14,354	14,010	13,889	12,576	10,973
Research and development	6,141	5,479	4,671	5,243	5,092
Medical device excise tax	—	744	689	635	—
Restructuring charges	—	—	526	—	—
Gain on divestitures	—	(360)	—	—	(248)
Impairment charges	—	—	229	—	—

Total operating expenses	46,600	42,653	42,091	40,597	36,628

Income from operations	16,336	11,513	6,340	4,518	4,240
Other income (expense):
Interest income	81	13	1	4	78
Interest expense	(14)	—	(5)	(12)	(1)
Foreign currency gain (loss)	(161)	(102)	(16)	(182)	(324)

Total other income (loss)	(94)	(89)	(20)	(190)	(247)

Income before income tax	16,242	11,424	6,320	4,328	3,993
Provision for income taxes	5,652	3,666	2,405	1,126	1,422

Net income	$10,590	$7,758	$3,915	$3,202	$2,571

Earnings per share of common stock:
Basic	$0.57	$0.44	$0.24	$0.21	$0.17

Diluted	$0.55	$0.42	$0.23	$0.20	$0.16

Weighted-average shares outstanding:
Basic	18,485	17,764	16,614	15,317	15,194

Diluted	19,241	18,316	17,008	15,764	15,638

Cash dividends declared per common share	$0.18	$0.16	$0.14	$0.12	$0.10

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,288	$27,451	$18,692	$14,711	$16,448
Current assets	59,027	58,184	48,588	41,725	39,131
Total assets	101,924	90,704	81,492	70,492	63,060
Current liabilities	10,482	10,368	10,041	10,220	8,394
Long-term liabilities	3,942	2,452	3,244	3,710	1,778
Total liabilities	14,424	12,820	13,285	13,930	10,172
Total stockholders’ equity	87,500	77,884	68,207	56,562	52,888

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation to patients. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $4 billion, within which our core product lines address roughly $840 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: valvulotomes, biologic vascular patches, carotid shunts, balloon catheters, biologic vascular grafts, anastomotic clips, radiopaque marking tape, powered phlebectomy devices, laparoscopic cholecystectomy devices, prosthetic vascular grafts, and remote endarterectomy devices. With the November 10, 2016 acquisition of the RestoreFlow allografts business from Restore Flow Allografts, LLC, we also provide services related to the processing and cryopreservation of human vascular tissue.

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

Our business opportunities include the following:

•	the long-term growth of our direct sales force in North America, Europe, Asia and the Pacific Rim;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new territories upon receipt of regulatory approvals or registrations in these territories; and

•	the consolidation of product manufacturing into our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products and services primarily through a direct sales force. As of December 31, 2016 our sales force was comprised of 96 sales representatives in North America, Europe, Japan, China, Australia and New Zealand. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have a processing facility in Fox River Grove, Illinois and a manufacturing facility in North Melbourne, Australia. During both of the years ended December 31, 2016 and 2015, approximately 92% of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotome devices. In the biologic vascular patch market segment the number of competitors is limited, and we believe that we have been able to increase segment share and to a lesser extent increase selling prices, mainly due to strong sales service. In the valvulotome market segment, we believe we have been able to materially increase our selling prices without losing significant market share. In contrast, we have experienced less success in highly competitive segments such as laparoscopic cholecystectomy devices and polyester grafts, where we face stronger competition from larger companies with greater resources and lower production costs. We have also experienced less success in segments such as carotid shunts, where unit sales in the overall market may be declining. While we believe that these challenging market dynamics can be mitigated by our strong relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive market segments.

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

We anticipate that the expansion of our direct sales organization in China will result in increased sales, marketing and regulatory expenses during 2017. As of December 31, 2016 we had seven employees in China.

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

•

In November 2016, we acquired substantially all of the assets related to the peripheral vascular allograft operations of Restore Flow Allografts, LLC for $12.0 million plus additional payments of up to $6 million depending upon the satisfaction of certain contingencies.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In June 2014, we launched the 1.5mm HYDRO LeMaitre Valvulotome.

•	In October 2014, we launched the LeMaitre Aortic Occlusion Catheter.

•	In December 2014, we launched the LeMills Valvulotome.

•	In December 2015, we launched the 15-cm AnastoClip AC.

•	In October 2016, we launched additional sizes of our XenoSure patch.

•	In December 2016, we launched the 7.0mm diameter size Omniflow graft.

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

•

In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line to our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. We expect the transition of manufacturing to be completed in 2017.

•

In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line to our facility in Burlington. We have an agreement to purchase the product from the seller, Hancock Jaffe Laboratories, for up to three years following the closing. We initiated the transfer of the production line and transition of manufacturing in 2016, and we expect it to be complete in 2018, subject to regulatory approval.

•

In 2017 we expect to complete the renovation of our manufacturing facility in Burlington, in which we expect most of our biologic offerings, including the XenoSure patch as well as certain biologic grafts, will be produced or processed. We believe the cost of the facility renovation will be approximately $2.0 million.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2016, approximately 44% of our sales took place outside the United States. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the rate increase went into effect. For the year ended December 31, 2016, we estimate that the effects of changes in foreign exchange rates decreased sales by approximately $0.2 million, as compared to rates in effect for the year ended December 31, 2015.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products and services, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily generated by shipments to distributors, who in turn sell to hospitals and clinics. In certain cases our products are held on consignment at a hospital or clinic prior to purchase; in those instances we recognize revenue at the time the product is used in surgery rather than at shipment.

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

Results of Operations

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2016	2015	$ Change	change
	($ in thousands)
Net sales	$89,151	$78,352	$10,799	14%
Net sales by geography:
Americas	$53,710	$47,975	$5,735	12%
International	35,441	30,377	5,064	17%

Total	$89,151	$78,352	$10,799	14%

Net sales. Net sales increased 14% or $10.8 million to $89.2 million for the year ended December 31, 2016, compared to $78.4 million for the year ended December 31, 2015. Sales increases were primarily driven by increased sales of our biologic vascular patches of $5.2 million (of which we estimate that $2.3 million was related to a safety alert initiated by a competitor), valvulotomes of $1.9 million, vessel closure systems of $1.5 million and our recently acquired ProCol biologic vascular graft of $1.0 million. We also had human tissue cryopreservation service revenues from our recently acquired RestoreFlow allograft business of $0.5 million. These and other product line increases were partially offset by decreased sales of radiopaque tape of $0.4 million (related primarily to the inclusion in 2015 of $0.6 million of OEM tape sales).

Direct-to-hospital net sales were 92% for both of the years ended December 31, 2016 and December 31, 2015.

Net sales by geography. Net sales in the Americas increased $5.7 million for the year ended December 31, 2016. The increase was primarily driven by biologic vascular patches, valvulotomes, vessel closure systems and our recently acquired ProCol biologic vascular graft, and was partially offset by decreased sales of carotid shunts and radiopaque tape. We also had human tissue cryopreservation service revenues in the U.S. from our recently acquired RestoreFlow allograft business of $0.5 million. International net sales increased $5.1 million for the year ended December 31, 2016. The increase occurred across most product lines but was primarily driven by sales of our biologic vascular patches and grafts, valvulotomes, ePTFE vascular grafts and shunts.

				Percent
	2016	2015	$ Change	change
	($ in thousands)
Gross profit	$62,936	$54,166	$8,770	16%
Gross margin	70.6%	69.1%	*	1.5%

*	Not applicable

Gross Profit. Gross profit increased $8.8 million to $62.9 million for the year ended December 31, 2016, while gross margin increased by 150 basis points to 70.6% in the period. The gross margin was favorably impacted by higher average selling prices across nearly all product lines, increased sales of XenoSure and valvulotome devices, and lower per-unit manufacturing costs of our biologic patch products as well as other products. These increases were partially offset by higher sales in Europe as well as other markets where we sometimes realize lower gross margins than in the United States. The gross profit increase was a result of higher sales and the improved gross margin.

				Percent	2016 as a %	2015 as a %
	2016	2015	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$26,105	$22,780	$3,325	15%	29%	29%
General and administrative	14,354	14,010	344	2%	16%	18%
Research and development	6,141	5,479	662	12%	7%	7%
Medical device excise tax	—	744	(744)	(100%)	0%	1%
Gain on divestitures	—	(360)	360	*	*	*

	$46,600	$42,653	$3,947	9%	52%	54%

*	Not a meaningful percentage.

Sales and marketing. For the year ended December 31, 2016, sales and marketing expense increased $3.3 million or 15% to $26.1 million. The increases were primarily driven by compensation-related expenses and travel, due to an increase in the number of sales representatives from 81 at January 1, 2015 to 96 at December 31, 2016. As a percentage of net sales, sales and marketing expense was 29% for both comparative periods.

General and administrative. For the year ended December 31, 2016, general and administrative expense increased $0.3 million or 2%, to $14.4 million. General and administrative expense increases were primarily related to compensation costs and acquisition-related expenses, which were partially offset by decreases in recruiting costs, professional fees and bad debt expense. As a percentage of net sales, general and administrative expense decreased to 16% for the year ended December 31, 2016 as compared to 18% for the prior period.

Research and development. For the year ended December 31, 2016, research and development expense increased $0.7 million or 12%, to $6.1 million. Product development expenses increased $0.3 million primarily driven by compensation costs, including costs to support efforts to transition the manufacturing of certain acquired product lines to our Burlington, Massachusetts headquarters. These increases were partially offset by lower spending on supplies and testing. Clinical and regulatory expenses increased $0.3 million primarily related to compensation costs and professional fees, including costs related to regulatory submission for new products in geographies such as China.

Medical device excise tax. The medical device excise tax was $0.7 million in 2015. On December 18, 2015, the Consolidated Appropriations Act of 2016 was signed into law, which suspended the medical device tax for the period beginning January 1, 2016 and ending December 31, 2017.

Other income (expense). Foreign exchange losses for 2016 were $0.2 million as compared to $0.1 million for 2015.

Income tax expense. We recorded a provision for taxes of $5.7 million on pre-tax income of $16.2 million in 2016 as compared to $3.7 million on pre-tax income of $11.4 million in 2015. The 2016 provision was comprised of Federal tax provision in the United States of $4.6 million, state tax provision of $0.6 million and a foreign tax provision of $0.5 million. The 2015 provision was comprised of Federal tax in the United States of $3.2 million, a state tax benefit of $0.1 million and foreign taxes of $0.6 million. Our effective tax rate differed from the U.S. statutory tax rate in 2016 principally due to the release of valuation allowances on foreign deferred tax assets, manufacturing deductions, uncertain tax positions, effect of foreign taxes, Subpart-F income, foreign deferred tax liability offset, state taxes, other permanent differences, and other. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2016, we will continue to carry a valuation allowance against $1.8 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards; based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect our effective tax rate to decrease slightly in 2017, as audit adjustments and uncertain tax positions normalize. The state rate increased in 2016 because there was a release of valuation allowance in 2015. We expect the state rate to normalize in 2017.

In 2016, a federal tax audit resulted in a $0.2 million tax adjustment, which also required a $0.2 million increase to our uncertain tax positions for a Massachusetts tax credit.

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

Direct-to-hospital net sales were 92% of net sales in 2015 compared to 91% in 2014. This increase was primarily driven by proportionately lower export sales to China of $0.3 million.

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

				Percent
	2015	2014	$ Change	change
	($ in thousands)
Gross profit	$54,166	$48,431	$5,735	12%
Gross margin	69.1%	68.1%	*	1.0%

*	Not applicable

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

Income tax expense. We recorded a provision for taxes of $3.7 million on pre-tax income of $11.4 million in 2015 as compared to $2.4 million on pre-tax income of $6.3 million in 2014. The 2015 provision was comprised of a Federal tax provision in the United States of $3.2 million, a state tax benefit of $0.1 million and a foreign tax provision of $0.6 million. The 2014 provision was comprised of a Federal tax provision in the United States of $1.9 million, state taxes of $0.2 million and foreign taxes of $0.3 million. Our effective tax rate differed from the U.S. statutory tax rate in 2015 principally due to manufacturing deductions, Subpart-F income, state taxes, research and development tax credits, effect of foreign taxes, other permanent differences, and other. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We assessed the need for a valuation allowance against our deferred tax assets and concluded that as of December 31, 2015, we would continue to carry a valuation allowance against $2.2 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards; based on the weight of available evidence, we believed it was more likely than not that such assets would not be realized. Of the $2.2 million of valuation allowance, $2 million resulted from the Xenotis acquisition in Australia.

In 2015, a Massachusetts valuation allowance was reversed, which lowered our overall effective tax rate by 3.5%.

Liquidity and Capital Resources

At December 31, 2016, our cash and cash equivalents were $24.3 million as compared to $27.5 million at December 31, 2015. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use, with the exception of $4.6 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

We recognized operating income of $16.3 million for the year ended December 31, 2016. For the year ended December 31, 2015, we recognized operating income of $11.5 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Year ended December 31,
	2016	2015	Net Change
	($ in thousands)
Cash and cash equivalents	$24,288	$27,451	$(3,163)
Cash flows provided by (used in):
Operating activities	$16,896	$11,438	$5,458
Investing activities	(17,211)	(3,480)	(13,731)
Financing activities	(2,577)	1,079	(3,656)

Net cash provided by operating activities. Net cash provided by operating activities was $16.9 million for the year ended December 31, 2016, and consisted of $10.6 million net income, adjusted for non-cash items of $5.9 million (including depreciation and amortization of $3.6 million, stock-based compensation of $1.7 million, provisions for inventory write-offs and doubtful accounts of $0.5 million and provision for deferred taxes of $0.1 million), as well as changes in working capital of $0.4 million. The net cash provided by changes in working capital was driven by decreases in other current assets of $1.5 million, including primarily prepaid taxes, partially offset by increases in accounts receivable of $0.9 million and inventory of $0.1 million, and a decrease in accounts payable and other liabilities of $0.1 million.

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

Net cash used in investing activities. Net cash used in investing activities was $17.2 million for year ended December 31, 2016, driven by $14.4 million of cash paid in connection with our acquisitions of the ProCol biologic vascular graft and RestoreFlow allograft businesses, as well as purchases of property and equipment of $2.8 million primarily associated with the expansion of our Burlington, Massachusetts headquarters.

Net cash used in investing activities was $3.5 million in 2015. This was driven by the purchase of property and equipment of $2.3 million and acquisition related payments of $1.6 million, primarily related to the Tru-Incise acquisition and related distributor buyouts, partially offset by proceeds from the sale of the UnBalloon modeling catheter assets of $0.4 million.

Net cash used in financing activities. Net cash used in financing activities was $2.6 million for the year ended December 31, 2016, driven primarily by payments of common stock dividends of $3.3 million, partially offset by proceeds from stock option exercise, net of shares repurchased for taxes, of $1.1 million. We also made payments related to our prior acquisitions of $0.4 million.

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

Dividends. In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On February 16, 2017, our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on April 6, 2017, to stockholders of record at the close of business on March 22, 2017, which will total approximately $1.0 million in payments.

		Less			More
		than	1-3	3-5	than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$8,498	$1,546	$2,703	$2,217	$2,032
Purchase commitments for inventory	2,418	2,393	25	—	—

Total contractual obligations	$10,916	$3,939	$2,728	$2,217	$2,032

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments to settle contractual obligations as of December 31, 2016:

The commitments under our operating leases consist primarily of lease payments for our corporate headquarters and manufacturing facility in Burlington, Massachusetts, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Sulzbach, Germany office, expiring in 2023; our Tokyo, Japan office, expiring in 2016 at which point it becomes automatically renewable for specified periods; our Milan, Italy office, expiring in 2020; our Madrid, Spain office, expiring in 2017; our two Australia facilities expiring in 2020; our Shanghai, China office, expiring in 2020; and our Fox River Grove offices, expiring in 2018. They also include automobile and equipment leases.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below. We also occasionally enter into consigned inventory arrangements with either hospitals or distributors on a limited basis. In connection with our recent acquisition of the RestoreFlow allograft business, we also derive revenues from human tissue cryopreservation services. These revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed below have been met.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2016 our receivables in Italy and Spain totaled $0.8 million and $0.4 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2016, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

Inventory and Other Deferred Costs

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

In connection with our recent acquisition of the RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law human tissues cannot be bought or sold. Therefore, the tissues we preserve are not held as inventory, and the costs we incur to procure and process human vascular tissues are instead accumulated and deferred.

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

Share-based compensation charges had in prior years been recorded net of the estimated forfeitures based upon historical forfeiture rates, and was adjusted in subsequent periods to reflect the results of actual forfeitures and vesting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees, including a provision allowing companies to make an election to account for award forfeitures as they occur, rather than estimating them at the time of grant. We early-adopted the new guidance in the third quarter of fiscal year 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. In connection with this early adoption we made the election to account for award forfeitures as they occur, and we recorded a cumulative-effect adjustment to beginning retained earnings of $0.1 million, net of tax. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $1.7 million in connection with share-based payment awards for the year ended December 31, 2016. The future expense of non-vested share-based awards of approximately $6.1 million is to be recognized over a weighted-average period of 3.8 years. During 2016, we granted stock options at a weighted average fair value of $4.04 and RSUs with weighted average fair value of $14.14.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. Our assessment is performed as of December 31 each year based on a single reporting unit. We first perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $23.4 million and $17.8 million as of December 31, 2016 and 2015, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks, and are amortized over their estimated useful lives, ranging from 1 to 13 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period in which it is identified. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $9.9 million as of December 31, 2016 and $6.3 million as of December 31, 2015. In 2014, we recognized an impairment charge of $0.2 million related to trademarks and technology upon the termination of our non-occlusive modeling catheter product line.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2016, 2015, and 2014, we were not subject to any material litigation, claims or assessments.

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

We recognize, measure, present and disclose in our financial statements, uncertain tax positions that we have taken or expect to take on a tax return. We operate in multiple taxing jurisdictions, both within the United States and outside of the United States and may be subject to audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions, and other matters. Within specific countries, we may be subject to audit by various tax authorities operating within the country and may be subject to different statutes of limitation expiration dates. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. We have recorded a valuation allowance on our net deferred tax assets of $1.8 million and $2.2 million as of December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, ASU 2017-01, which changes the definition of a business for purposes of determining whether a business has been acquired or sold. The amendment is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued an accounting standards update, ASU 2016-15, which changes the classification of certain cash receipts and cash payments within the statement of cash flows. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting, which the Company elected to early adopt during the third quarter of 2016. ASU 2016-09 requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital). We adopted the standard prospectively, and we recorded excess tax benefits of $0.3 million within income tax expense for the year ended December 31, 2016. The adoption of the standard requires the Company to adjust its deferred tax assets to account for the benefit of excess tax benefits and any adjustments to forfeitures in historical periods and record the adjustment to retained earnings. Accordingly, the Company has recorded an adjustment of approximately $0.1 million to retained earnings to adjust its deferred tax assets. In addition, the amendments require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendments require that excess tax benefits be classified as an operating activity in the statement of cash flows (such amounts were previously included as a financing activity in the statement of cash flows); the Company also adopted this provision of ASU 2016-09 prospectively. As allowed by the standard, we also made an election to account for award forfeitures as they occur, rather than estimating them at the time of grant. In connection with this election we recorded a cumulative-effect adjustment to beginning retained earnings of $0.1 million, net of taxes.

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We have not yet determined the impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. A reporting entity should apply ASU 2015-11 prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018, with early adoption permitted for the Company on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company does not currently expect that adoption of the updated standard will have a material impact on its consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Foreign Currency Risk

During fiscal 2016 and 2015, 44% and 42%, respectively, of our total revenue was from customers outside of the United States. In addition, a significant portion of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2016 and fiscal 2015. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, British Pound, Canadian dollar, Australian dollar and Japanese yen.

During fiscal 2016 and fiscal 2015, we recorded $0.2 million and $0.1 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.7 million for fiscal 2016.

Interest Rate Risk

At December 31, 2016, we held $24.3 million in cash and cash equivalents. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. Management based its assessment on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. In November 2016, we acquired substantially all of the assets of the RestoreFlow allograft business from Restore Flow Allografts LLC. This acquired business, which during 2016 comprised 0.6% of our revenues and as of December 31, 2016 comprised 3.3% of our total assets, is excluded from our report on internal control over financial reporting.

Based on this assessment under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their respective report which is included herein.

Remediation of Prior Year Material Weakness

The material weakness that was previously disclosed as of December 31, 2015 was remediated as of December 31, 2016. See Management’s Report on Internal Control over Financial Reporting above. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2016, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2016, such remediation plans were successfully tested and the material weakness was deemed remediated.

Changes in Internal Control over Financial Reporting

Except for the acquisition of the RestoreFlow allograft business noted above under “Management’s Report on Internal Control Over Financial Reporting”, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Management is in the process of assessing the effectiveness of internal control over financial reporting for the acquired business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

LeMaitre Vascular, Inc.

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the RestoreFlow allograft business, whose financial statements reflect total assets and revenues constituting 3.3 percent and 0.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, the RestoreFlow allograft business was acquired during the fourth quarter of 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the RestoreFlow allograft business.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 8, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 8, 2017

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2017 definitive proxy statement (2017 Definitive Proxy Statement) for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2016.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2017 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2016. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,218,783	$10.25	1,745,953
Equity compensation plans not approved by security holders	—	—	—

Total	2,218,783	$10.25	1,745,953

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2017 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2017 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	Exhibits

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

1.1	Underwriting Agreement dated as of May 30, 2014, among the Registrant, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.5	Amendment No. 4 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-Q	8/7/14	001-33092

2.6	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	001-33092

2.7	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), the Registrant and LeMaitre Vascular Pty Ltd.	10-Q	11/6/14	001-33092

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

2.8	Asset Purchase Agreement dated November 10, 2016 between Registrant, Restore Flow Allografts, LLC and certain individuals named therein.				X

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	333-133532

10.3	Director Compensation Policy	10-K	3/27/12	001-33092

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	001-33092

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	001-33092

10.15	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.16	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.17	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.18†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.19†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.21	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.22	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.23	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.24	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.25	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.26	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

10.27	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.28	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.29†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.30†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.31†	Executive Retention and Severance Agreement dated October 26, 2015, by and between the Registrant and Michael T. Wijas.	10-K	3/10/16	001-33092

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

23.2	Consent of Ernst & Young LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2017.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2017
George W. LeMaitre

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 8, 2017
Joseph P. Pellegrino, Jr.

/s/ LAWRENCE J. JASINSKI	Director	March 8, 2017
Lawrence J. Jasinski

/s/ JOHN J. O’CONNOR	Director	March 8, 2017
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	March 8, 2017
David B. Roberts

/s/ JOHN A. ROUSH	Director	March 8, 2017
John A. Roush

/S/ MICHAEL H. THOMAS	Director	March 8, 2017
Michael H. Thomas

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

LeMaitre Vascular, Inc.

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LeMaitre Vascular, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of LeMaitre Vascular, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of LeMaitre Vascular, Inc. (the Company) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of LeMaitre Vascular, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 18, 2015

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	December 31, 2016	December 31, 2015
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$24,288	$27,451
Accounts receivable, net of allowances of $258 at December 31, 2016, and $243 at December 31, 2015	13,191	11,971
Inventory and other deferred costs	19,578	15,205
Prepaid expenses and other current assets	1,970	3,557

Total current assets	59,027	58,184
Property and equipment, net	8,012	7,022
Goodwill	23,426	17,789
Other intangibles, net	9,897	6,336
Deferred tax assets	1,399	1,205
Other assets	163	168

Total assets	$101,924	$90,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,217	$1,366
Accrued expenses	8,804	8,837
Acquisition-related obligations	461	165

Total current liabilities	10,482	10,368
Deferred tax liabilities	1,941	1,678
Other long-term liabilities	2,001	774

Total liabilities	14,424	12,820

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,040,348 shares at December 31, 2016, and 19,748,321 shares at December 31, 2015	200	197
Additional paid-in capital	85,378	82,094
Retained earnings	15,335	8,161
Accumulated other comprehensive loss	(4,583)	(4,049)
Treasury stock, at cost; 1,452,810 shares at December 31, 2016 and 1,431,139 shares at December 31, 2015	(8,830)	(8,519)

Total stockholders’ equity	87,500	77,884

Total liabilities and stockholders’ equity	$101,924	$90,704

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net sales	$89,151	$78,352	$71,097
Cost of sales	26,215	24,186	22,666

Gross profit	62,936	54,166	48,431
Sales and marketing	26,105	22,780	22,087
General and administrative	14,354	14,010	13,889
Research and development	6,141	5,479	4,671
Medical device excise tax	—	744	689
Restructuring charges	—	—	526
Gain on divestitures	—	(360)	—
Impairment charges	—	—	229

Total operating expenses	46,600	42,653	42,091

Income from operations	16,336	11,513	6,340

Other income (expense):
Interest income	81	13	1
Interest expense	(14)	—	(5)
Foreign currency loss	(161)	(102)	(16)

Income before income taxes	16,242	11,424	6,320
Provision for income taxes	5,652	3,666	2,405

Net income	$10,590	$7,758	$3,915

Earnings per share of common stock:
Basic	$0.57	$0.44	$0.24

Diluted	$0.55	$0.42	$0.23

Weighted-average shares outstanding:
Basic	18,485	17,764	16,614

Diluted	19,241	18,316	17,008

Cash dividends declared per common share	$0.18	$0.16	$0.14

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$10,590	$7,758	$3,915
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(534)	(1,684)	(2,112)

Total other comprehensive income (loss)	(534)	(1,684)	(2,112)

Comprehensive income	$10,056	$6,074	$1,803

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	16,959,330	$170	$65,354	$(667)	$(253)	1,380,119	$(8,042)	$56,562
Net income				3,915				3,915
Other comprehensive income					(2,112)			(2,112)
Issuance of common stock	1,644,500	16	10,474					10,490
Issuance of common stock for stock options exercised	103,064	1	342					343
Vested restricted stock units	71,542	1						1
Excess tax benefits from stock-based compensation awards			225					225
Stock based compensation expense			1,302					1,302
Repurchase of common stock at cost						27,092	(211)	(211)
Common stock cash dividend paid			(2,308)					(2,308)

Balance at December 31, 2014	18,778,436	$188	$75,389	$3,248	$(2,365)	1,407,211	$(8,253)	$68,207

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	18,778,436	$188	$75,389	$3,248	$(2,365)	1,407,211	$(8,253)	$68,207
Net income				7,758				7,758
Other comprehensive income					(1,684)			(1,684)
Issuance of common stock for stock options exercised	906,936	9	4,827					4,836
Vested restricted stock units	62,949							0
Excess tax benefits from stock-based compensation awards			454					454
Stock based compensation expense			1,424					1,424
Repurchase of common stock at cost						23,928	(266)	(266)
Common stock cash dividend paid				(2,845)				(2,845)

Balance at December 31, 2015	19,748,321	$197	$82,094	$8,161	$(4,049)	1,431,139	$(8,519)	$77,884

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	19,748,321	$197	$82,094	$8,161	$(4,049)	1,431,139	$(8,519)	$77,884
Net income				10,590				10,590
Other comprehensive income					(534)			(534)
Cummaltive effect adjustment to retained earnings			165	(93)				72
Issuance of common stock for stock options exercised	233,798	3	1,439					1,442
Vested restricted stock units	58,229							—
Stock based compensation expense			1,680					1,680
Repurchase of common stock at cost						21,671	(311)	(311)
Common stock cash dividend paid				(3,323)				(3,323)

Balance at December 31, 2016	20,040,348	$200	$85,378	$15,335	$(4,583)	1,452,810	$(8,830)	$87,500

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income	$10,590	$7,758	$3,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,591	3,394	3,334
Stock-based compensation	1,680	1,424	1,302
Fair value adjustments to contingent consideration obligations	—	—	138
Impairment charges	—	—	229
Provision (recovery) of doubtful accounts	105	182	54
Provision for inventory write-downs	362	462	667
Provision (benefit) for deferred income taxes	140	(384)	(72)
Gain on divestitures	—	(360)	—
Excess tax benefits from stock-based compensation awards	—	(454)	(225)
Loss on disposal of property and equipment	—	5	8
Foreign currency transaction gain	59	100	60
Changes in operating assets and liabilities:
Accounts receivable	(922)	(1,879)	(654)
Inventory and other deferred costs	(134)	608	(2,711)
Prepaid expenses and other assets	1,528	(2,035)	553
Accounts payable and other liabilities	(103)	2,617	(1,086)

Net cash provided by operating activities	16,896	11,438	5,512
Investing activities
Purchases of property and equipment	(2,841)	(2,273)	(1,174)
Payments related to acquisitions, net of cash acquired	(14,368)	(1,565)	(6,559)
Proceeds from divestitures, net of expenses	—	360	—
Proceeds from sale of property and equipment	—	15	—
Purchase of intellectual property	(2)	(17)	(15)

Net cash used in investing activities	(17,211)	(3,480)	(7,748)
Financing activities
Payments of long-term debt	—	—	(1,133)
Payment of deferred acquisition consideration	(385)	(1,100)	(745)
Proceeds from issuance of common stock	1,442	4,836	10,834
Purchase of treasury stock	(311)	(266)	(211)
Common stock cash dividend paid	(3,323)	(2,845)	(2,308)
Excess tax benefits from stock-based compensation awards	—	454	225

Net cash provided by (used in) financing activities	(2,577)	1,079	6,662
Effect of exchange rate changes on cash and cash equivalents	(271)	(278)	(445)

Net increase (decrease) in cash and cash equivalents	(3,163)	8,759	3,981
Cash and cash equivalents at beginning of year	27,451	18,692	14,711

Cash and cash equivalents at end of year	$24,288	$27,451	$18,692

Supplemental disclosures of cash flow information (see Note 13).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, biologic vascular grafts, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, angioscopes, and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventory and other deferred costs, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results could differ from those estimates.

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below, and, during the periods presented in our consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis. With the recent acquisition of the RestoreFlow allograft business, we also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. These revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed in the succeeding paragraph have been met.

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

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Advertising expense	$378	$428	$462

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in money market funds. These amounts are stated at cost, which approximates fair value.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $7.1 million as of December 31, 2016.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2016 our receivables in Italy and Spain totaled $0.8 million and $0.4 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2016, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at Beginning of Period	Additions (recoveries) charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2016	$243	$105	$90	258
Year ended December 31, 2015	242	182	181	243
Year ended December 31, 2014	263	54	75	242

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable and trade payables. The fair value of the majority of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest.

Inventory and Other Deferred Costs

Inventory and Other Deferred Costs consists of finished products, work-in-process, raw materials and costs deferred in connection with human tissue cryopreservation services of our RestoreFlow allograft business. We value inventory and other deferred costs at the lower of cost or market value. Cost includes materials, labor and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate, and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.

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

Contingent Consideration

Contingent consideration for acquisitions is recognized at the date of acquisition, based on the fair value at that date, and then re-measured periodically through adjustments to net income.

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

This impairment adjustment falls within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. As the product line was terminated, we concluded there would be no additional future cash flows.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2016, 2015 or 2014.

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

Share-based compensation charges had in prior years been recorded net of the estimated forfeitures based upon historical forfeiture rates, and was adjusted in subsequent periods to reflect the results of actual forfeitures and vesting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees, including a provision allowing companies to make an election to account for award forfeitures as they occur, rather than estimating them at the time of grant. We early-adopted the new guidance in the third quarter of fiscal year 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. In connection with this early adoption we made the election to account for award forfeitures as they occur, and we recorded a cumulative-effect adjustment to beginning retained earnings of $0.1 million, net of tax. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2016, 2015 and 2014, we were not subject to any material litigation or claims and assessments.

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

In 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplified the presentation of deferred income taxes. This ASU required that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective in 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015.

A provision has not been made for U.S. or additional non-U.S. taxes on $1.2 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because we plan to keep these amounts permanently reinvested overseas. To the extent such foreign earnings were remitted in the future a deferred tax liability of $0.4 million would be recorded.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2016 and 2015.

Accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $4.6 million and $4.0 million as of December 31, 2016 and 2015, respectively.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$10,590	$7,758	$3,915

Weighted average shares outstanding	18,485	17,764	16,614

Basic earnings per share	$0.57	$0.44	$0.24

Diluted:
Net income available for common stockholders	$10,590	$7,758	$3,915

Weighted-average shares outstanding	18,485	17,764	16,614
Common stock equivalents, if dilutive	756	552	394

Shares used in computing diluted earnings per common share	19,241	18,316	17,008

Diluted earnings per share	$0.55	$0.42	$0.23

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	45	55	277

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, ASU 2017-01, which changes the definition of a business for purposes of determining whether a business has been acquired or sold. The amendment is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued an accounting standards update, ASU 2016-15, which changes the classification of certain cash receipts and cash payments within the statement of cash flows. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We have not yet determined the impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires an entity to measure in-scope inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. A reporting entity should apply ASU 2015-11 prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2018, with early adoption permitted for the Company on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company does not currently expect that adoption of the updated standard will have a material impact on its consolidated financial statements.

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

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with additional payments of up to $6 million depending upon the satisfaction of certain contingencies. A payment of $2 million is due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees are not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that will be paid to retained employees and that is contingent on their continuing employment, approximately $0.9 million, will be accounted for as post-combination compensation expense rather than purchase consideration. There are also two potential earn-outs under the agreement. The first earn-out is calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeds $6 million, with such payout not to exceed $2 million. The second earn-out is calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeds $9 million, with such payout not to exceed $2 million.

The RestoreFlow business derives revenue from human tissue preservation services, in particular the processing and cryopreservation of vascular veins and arteries. By federal law, human tissues cannot be bought or sold. Therefore, the tissues we obtain and preserve are not held as inventory, and the costs we incur to procure and process vascular tissues are instead accumulated and deferred. Revenues are recognized for the provision of cryopreservation services rather than product sales. Revenues from the acquisition date through December 31, 2016 were $0.5 million.

The acquired assets included intellectual property, permits and approvals, data and records, equipment and furnishings, accounts receivable, inventory, literature, and customer and supplier information. We also assumed certain accounts payable. We accounted for the acquisition as a business combination.

The following table summarizes the preliminary purchase price allocation as of December 31, 2016:

Allocated
Fair Value
(in thousands)
Accounts receivable	$561
Deferred cryopreservation costs	2,673
Equipment and supplies	125
Accounts payable	(286)
Intangible assets	4,544
Goodwill	5,342

Purchase price	$12,959

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)
Non-compete agreements	$180	5.0 years
Tradename	271	9.0 years
Procurement contracts	617	9.0 years
Technology	2,793	10.5 years
Customer relationships	683	12.5 years

Total intangible assets	$4,544

The weighted-average amortization period of the acquired intangible assets was 10.3 years.

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, 25% of which was paid in the quarter ended September 30, 2016 and the remainder of which will be paid within one year of closing. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and will be re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the year ended December 31, 2016, the amount of the adjustment was not material to our financial statements.

Assets acquired included inventory, intellectual property and a related license, the ProCol trade name, customer lists, non-compete agreements and certain equipment and supplies. We did not assume any liabilities. We accounted for the acquisition as a business combination.

The following table summarizes the preliminary purchase price allocation as of December 31, 2016:

Allocated
Fair Value
(in thousands)
Inventory	$2,080
Manufacturing equipment and supplies	25
Intangible assets	620
Goodwill	318

Purchase price	$3,043

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)
Non-compete agreement	$84	5.0 years
Tradename	109	9.5 years
Technology	277	9.0 years
Customer relationships	150	9.0 years

Total intangible assets	$620

The weighted-average amortization period of the acquired intangible assets was 8.6 years.

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for a purchase price of approximately $1.4 million. We paid $1.1 million at the closing and $0.2 million in 2016, with the remaining $0.1 million payable in 2017. We accounted for the acquisition as a business combination. Assets acquired included inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

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

Xenotis Pty Ltd

In August 2014, we entered into a stock purchase agreement with the shareholders of Xenotis Pty Ltd (Xenotis) to acquire all of the capital stock of Xenotis for $6.7 million with a mechanism for a purchase price adjustment based on the net tangible assets of Xenotis at closing. Xenotis is the parent company of Bio Nova International, the manufacturer and marketer of the Omniflow II biosynthetic vascular graft for lower extremity bypass and AV access. We paid $5.1 million at the closing and the remaining $1.4 million was paid in August 2015. The net tangible asset purchase price adjustment of $0.2 million was paid in November 2014. We accounted for the acquisition as a business combination. Assets acquired include receivables, inventory, equipment, a building, and intellectual property. Liabilities assumed included accounts payable and debt.

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

The UnBalloon Divestiture

In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property, and customer lists associated with The UnBalloon non-occlusive modeling catheter product line for $0.4 million which was recognized as a gain on divestiture in the third quarter of 2015. During the year ended December 31, 2014, we had recognized an impairment charge of $0.2 million on The UnBalloon non-occlusive modeling catheter product line. Additionally, in 2014 we recognized a $0.3 million charge to cost of sales related to the non-occlusive modeling catheter inventory.

The fair market valuations associated with these transactions fall within Level 3 (see Note 14) of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates.

3. Inventory and Other Deferred Costs

Inventory consists of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$2,810	$3,062
Work-in-process	2,489	2,681
Finished products	11,662	9,462
Other deferred costs	2,617	—

Total inventory	$19,578	$15,205

We held inventory on consignment of $1.1 million as of both December 31, 2016 and 2015.

In connection with our recent acquisition of the RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold. Therefore, the tissues we preserve are not held as inventory, and the costs we incur to procure and process vascular tissues are instead accumulated and deferred.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2016	2015
	(in thousands)
Computers and equipment	$2,801	$2,560
Machinery and equipment	10,331	8,264
Building and leasehold improvements	6,579	6,143

Gross property and equipment	19,711	16,967
Less accumulated depreciation	(11,699)	(9,945)

Property and equipment, net	$8,012	$7,022

Depreciation expense is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Depreciation expense	$1,986	$1,881	$1,795

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2016	2015
Balance at beginning of year	$17,789	$17,281
Additions for acquisitions	5,660	742
Effects of currency exchange	(23)	(234)

Balance at end of year	$23,426	$17,789

Other intangibles consist of the following:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$10,173	$4,017	$6,156	$7,113	$3,247	$3,866
Trademarks, tradenames and licenses	1,939	1,359	580	1,560	1,230	330
Customer relationships	5,216	2,588	2,628	3,801	2,143	1,658
Other intangible assets	1,558	1,025	533	1,297	815	482

Total identifiable intangible assets	$18,886	$8,989	$9,897	$13,771	$7,435	$6,336

These assets are being amortized over useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of December 31, 2016, is 8.9 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Amortization expense	$1,605	$1,513	$1,539

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2016, is as follows:

	Year ended December 31,
	2017	2018	2019	2020	2021
	(in thousands)
Amortization expense	$1,737	$1,552	$1,388	$1,114	$919

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Compensation and related taxes	$6,124	$6,062
Income and other taxes	312	483
Professional fees	122	530
Other	2,246	1,762

Total	$8,804	$8,837

Other long-term liabilities consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Aquisition-related liabilities	$1,253	$265
Deferred rent	394	281
Income taxes	200	89
Other	154	139

Total	$2,001	$774

7. Commitments and Contingencies

Leases

We conduct the majority of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2016 and 2015.

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $2.4 million of inventory through 2018. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

Rent expense was as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Rent expense	$1,580	$1,506	$1,435

At December 31, 2016, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$8,498	$1,546	$2,703	$2,217	$2,032
Purchase commitments for inventory	2,418	2,393	25	—	—

Total contractual obligations	$10,916	$3,939	$2,728	$2,217	$2,032

8. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
United States	$12,600	$10,469	$5,341
Foreign	3,642	955	979

Total	$16,242	$11,424	$6,320

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$4,409	$3,218	$2,058
State	393	333	238
Foreign	710	499	181

	5,512	4,050	2,477
Deferred:
Federal	197	(12)	(176)
State	166	(466)	(14)
Foreign	(223)	94	118

	140	(384)	(72)

Provision for income taxes	$5,652	$3,666	$2,405

The Company elected to early-adopt ASU 2016-09 during the third quarter of 2016. Consequently, in 2016, the Company recorded excess tax benefits of $0.3 million within income tax expense.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million, which may increase within the twelve months ending December 31, 2017. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2016	2015	2014
	(in thousands)
Unrecognized tax benefits at the beginning of year	$82	$23	$111
Additions for tax positions of current year	95	—	20
Additions for tax positions of prior years	213	59	—
Reductions for settlements with taxing authorities.	—	—	(33)
Reductions for lapses of the applicable statutes of limitations	—	—	(75)

Unrecognized tax benefits at the end of the year	$390	$82	$23

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Inventory	$753	$589
Net operating loss carryforwards	2,272	2,786
Tax credit carryforwards	491	654
Capital loss carryforwards	1,077	1,090
Reserves and accruals	655	631
Intangible assets	1,299	996
Stock options	585	355
Other	35	16

Total deferred tax assets	7,167	7,117
Deferred tax liabilities:
Property and equipment	(571)	(668)
Goodwill	(3,956)	(3,504)
Foreign branch deferred offset	(1,374)	(1,176)
Other	(43)	—

Total deferred tax liabilities	(5,944)	(5,348)

Net deferred tax assets before valuation allowance	1,223	1,769
Valuation allowance	(1,765)	(2,242)

Net deferred tax liabiltity	$(542)	$(473)

Deferred tax classification
Long-term deferred tax asset	$1,400	$1,205
Long-term deferred tax liability	(1,942)	(1,678)

Net long-term deferred tax liability	$(542)	$(473)

We have assessed the need for a valuation allowance against our deferred tax assets and continue to carry a valuation allowance against $1.8 million of foreign deferred tax assets; based on the weight of available evidence, we believe it is more likely than not such assets will not be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

In 2015, we released approximately $400,000 of valuation allowances on certain deferred assets associated with state research and development credits. Our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets related to state research and development credits. In 2016, we assessed the need for a valuation allowance on our state research and development credits and concluded that we would have sufficient pre-tax income in future periods to utilize all of our deferred tax assets related to our state research and development credits.

In 2016, we released approximately $295,000 and $18,000 of valuation allowances on deferred assets in Spain and Switzerland, respectively. Our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that we have generated consistent profitability in Spain and Switzerland and it is more likely than not that we would generate sufficient pre-tax income in future periods to utilize all of our deferred tax assets in Spain and Switzerland.

Realization of our deferred tax assets is dependent on our generating sufficient taxable income in future periods. Although we believe it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value of our deferred tax assets remaining after we apply the valuation allowances, realization is not assured and future events could cause us to change our judgment. In the event that actual results differ from our estimates, or we adjust these estimates in the future periods, further adjustments to our valuation allowance may be recorded, which could materially impact our financial position and net income (loss) in the period of the adjustment. As of December 31, 2016, we have net operating loss carryforwards in Australia of $3.3 million that do not expire, in France of $2.6 million that do not expire, in Spain of $1.0 million that do not expire, in Italy of $0.4 million that do not expire, in Sweden of $0.1 million that do not expire, in Norway of $0.1 million that do not expire and in Switzerland of $45,000 that begin to expire in 2020. We have a capital loss carryforward in Australia of $3.6 million that does not expire. We also have state tax credit carryforwards of approximately $1.1 million that are available to reduce future tax liabilities, which expire at various dates through 2031, or can be carried forward indefinitely. Ownership changes, as defined by the Internal Revenue Code, may limit the amount of net operating losses and research and experimentation credit carryforwards that can be utilized annually to offset future taxable income and taxes payable.

A provision has not been made for U.S. or additional non-U.S. taxes on $1.2 million of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because we plan to keep these amounts permanently reinvested overseas. To the extent such foreign earnings were remitted in the future a deferred tax liability of $0.4 million would be recorded.

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	2016	2015	2014
Federal statutory rate	35.0%	34.0%	34.0%
State tax, net of federal benefit	1.3%	(2.1%)	2.3%
Effect of foreign taxes	(1.9%)	1.4%	(1.4%)
Subpart F income	1.6%	2.2%	1.7%
Valuation allowance	(2.6%)	0.4%	0.1%
Foreign deferred tax liability offset	1.5%	(0.9%)	(1.9%)
Manufacturing deduction	(2.5%)	(2.8%)	(3.5%)
Research & development tax credits	(0.7%)	(1.5%)	(2.4%)
Stock options	(0.7%)	0.6%	4.3%
Uncertain tax positions	2.0%	0.6%	(0.2%)
Italian permanent differences	0.0%	0.0%	3.2%
Other permanent differences	1.2%	1.3%	3.1%
Other	0.5%	(1.1%)	(1.3%)

Effective tax rate	34.8%	32.1%	38.0%

In 2016 the Internal Revenue Service completed an audit of our 2013 and 2014 U.S. federal tax returns. As a result of the audit we paid $0.2 million in additional federal income taxes. Additionally, the adjustment settled on for this audit resulted in an additional $0.2 million increase to our uncertain tax provisions for a state carryforward. We are not currently under audit in any other tax jurisdictions.

As of December 31, 2016, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2013 and forward
Foreign	2009 and forward

9. Stockholders’ Equity

Authorized Shares

Our Certificate of Incorporation, as amended and restated from time to time, authorizes the issuance of up to 37,000,000 shares of common stock of 3,000,000 shares of undesignated preferred stock.

Under the terms of our certificate of incorporation, our board of directors is authorized to issue shares of the preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Currently, we have no shares of preferred stock outstanding.

Share Offering

On June 4, 2014, we issued 1,644,500 shares of our common stock, $0.01 par value per share, at a price to the public of $7.00 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other estimated offering expenses, were approximately $10.5 million. We have deployed a portion of the net proceeds from the offering on acquisitions, and have used the remainder for general corporate purposes, including continued development of our products, working capital and capital expenditures, payments under our quarterly dividend program and deferred payments related to prior acquisitions.

Stock Award Plans

In May 2006 we approved a 2006 Stock Option and Incentive Plan (as subsequently amended, the 2006 Plan), which became effective upon our initial public offering. In 2010 we amended the 2006 Plan to increase the aggregate pool of available shares to 3,000,000 of common stock, and in 2015 the 2006 Plan was amended to increase the aggregate pool to 5,500,000 shares. The 2006 Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant. In connection with the adoption of the 2006 Plan, no further option grants were permitted under any previous stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued shares or treasury shares. The total number of shares currently authorized for the 2006 Plan is 7,118,003 shares, of which 1,745,953 remain available for grant as of December 31, 2016.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2016	2015	2014
Dividend yield	1.3%	1.4%	1.8%
Volatility	34.5%	28.6%	45.2%
Risk-free interest rate	1.2%	1.8%	2.0%
Weighted average expected option term (in years)	5.5	5.6	5.5
Weighted average fair value per share of options granted	$4.04	$2.80	$2.81
Aggregate intrinsic value of options exercised	$2,391,154	$6,534,800	$819,478

A summary of option activity as of December 31, 2016 and the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance outstanding at December 31, 2015	1,735,980	$8.39	4.28	$15,381,584
Granted	510,745	$14.57
Exercised (1)	(233,495)	$6.17		$2,391,154
Canceled / Expired	(33,729)	$8.13

Balance outstanding at December 31, 2016	1,979,501	$10.25	4.10	$29,871,569

Vested and exercisable at December 31, 2016	640,024	$7.70	2.63	$11,289,709
Expected to vest at December 31, 2016 (3)	1,339,477	$11.47	4.79

Total	1,979,501

(1)	The aggregate intrinsic value represents the difference between the exercise price and the closing price of our stock on the date of exercise.
(2)	The aggregate intrinsic value represents the difference between the exercise price and $25.34, the closing price of our stock on December 31, 2016, for all in-the-money options outstanding.
(3)	Options outstanding that are expected to vest had previously been presented net of estimated future option forfeitures; upon early adoption of ASU 2016-09, we have elected to remove the forfeiture rate from the calculation.

Restricted Stock Units

A summary of our RSU activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance outstanding at December 31, 2015	191,345	$8.45
Granted	128,947	$14.14
Vested (1)	(58,341)	$8.00
Canceled	(22,669)	$9.60

Balance outstanding at December 31, 2016	239,282	$11.51

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2016, 2015, and 2014 were $0.8 million, $0.7 million, and $0.5 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2016	2015
Shares of common stock repurchased	21,671	23,928
Average per share repurchase price	$14.33	$11.12
Aggregage purchase price	$310,505	$266,090

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2016	2015	2014
	(in thousands)
Stock option awards	$1,116	$992	$917
Restricted stock units	564	432	385

Total stock-based compensation	$1,680	$1,424	$1,302

Stock-based compensation is included in our statements of operations as follows:

	2016	2015	2014
	(in thousands)
Cost of sales	$175	$165	$150
Sales and marketing	373	284	309
General and administrative	983	869	757
Research and development	149	106	86

Total stock-based compensation	$1,680	$1,424	$1,302

We expect to record the unamortized portion of share-based compensation expense of $6.1 million for existing stock options and RSUs outstanding at December 31, 2016, over a weighted-average period of 3.8 years.

Stock Repurchase Plan

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

Fiscal Year 2015
March 20, 2015	April 3, 2015	$0.040	$700
May 22, 2015	June 5, 2015	$0.040	$705
August 20, 2015	September 3, 2015	$0.040	$715
November 20, 2015	December 4, 2015	$0.040	$725

On February 16, 2017, our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on April 6, 2017, to stockholders of record at the close of business on March 22, 2017, which will total approximately $1.0 million in payments.

10. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.1 million, $50,000 and $30,000 for 2016, 2015 and 2014, respectively.

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

12. Segment and Enterprise-wide Disclosures

The FASB establishes standards for reporting information regarding operating segments in financial statements. Operating segments are identified as components of an enterprise that engage in business activities for which separate, discrete financial information is available and is regularly reviewed by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for sales by product line and operations by legal entity for local reporting purposes.

Most of our revenues are generated in the United States, Germany, and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
United States	$50,439	$45,177	$41,545
Germany	10,350	9,090	7,639
Other countries	28,362	24,085	21,913

Net sales	$89,151	$78,352	$71,097

Total property and equipment held by geography were as follows:

	As of December 31,
	2016	2015
	(in thousands)
United States	$6,116	$5,199
Australia	1,535	1,593
Germany	279	170
Other countries	82	60

Total property and equipment	$8,012	$7,022

13. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash paid for income taxes, net	$4,231	$4,792	$2,088

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2016 included our money market mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2016.

As discussed in Notes 1 and 2, several measurements of acquisition-related assets and impairments of intangible assets were measured using Level 3 techniques. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of contingent consideration liabilities for our prior and current acquisitions.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$—	$—	$99
Additions	1,301	—	—
Payments	(68)	—	(237)
Change in fair value included in earnings	87	—	138

Ending balance	$1,320	$—	$—

15. Quarterly Financial Data (unaudited)

	Three months ended
2016	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$20,258	$22,389	$23,216	$23,288
Gross profit	14,356	15,367	17,019	16,194
Income (loss) from operations	3,300	3,783	5,344	3,909
Net income	2,166	2,598	3,229	2,597
Earnings per share
Basic	$0.12	$0.14	$0.17	$0.14
Diluted	$0.11	$0.14	$0.17	$0.13

	Three months ended
2015	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$18,947	$19,897	$19,025	$20,483
Gross profit	13,117	13,130	13,516	14,403
Income (loss) from operations	2,309	2,794	3,321	3,089
Net income (loss)	1,369	1,767	2,092	2,530
Earnings per share
Basic	$0.08	$0.10	$0.12	$0.14
Diluted	$0.08	$0.10	$0.11	$0.13

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

1.1	Underwriting Agreement dated as of May 30, 2014, among the Registrant, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated.	8-K	5/30/14	001-33092

2.1	Purchase Option Agreement dated December 30, 2008 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.2	Amendment No. 1 to Exclusive Distribution Agreement and Purchase Option Agreement dated January 22, 2009 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.3	Amendment No. 2 to Purchase Option Agreement dated January 5, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.4	Amendment No. 3 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-K	3/27/13	001-33092

2.5	Amendment No. 4 to Purchase Option Agreement dated October 1, 2012 by and among the Registrant, Neovasc Inc. and Neovasc Medical Inc.	10-Q	8/7/14	001-33092

2.6	Asset Purchase Agreement dated August 28, 2013 between Registrant and InaVein, LLC	10-Q	11/7/13	001-33092

2.7	Share Purchase Deed dated August 14, 2014 among Xenotis Pty Ltd, the shareholders of Xenotis Pty Ltd, Vinogopal Ramayah (as the Selling Shareholder Representative), the Registrant and LeMaitre Vascular Pty Ltd.	10-Q	11/6/14	001-33092

2.8	Asset Purchase Agreement dated November 10, 2016 between Registrant, Restore Flow Allografts, LLC and certain individuals named therein.				X

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Registration Rights Agreement dated June 17, 1998, by and between the Registrant and Housatonic Equity Investors, L.P.	S-1/A	5/26/06	333-133532

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

10.3	Director Compensation Policy	10-K	3/27/12	001-33092

10.4†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.5†	Managing Director Employment Agreement dated October 1, 2008, by and between LeMaitre Vascular GmbH and Peter Gebauer, as amended	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.7†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.8†	1997 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.9†	1998 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.10†	2000 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.11†	2004 Stock Option Plan and form of agreements thereunder	S-1	4/25/06	333-133532

10.12†	Second Amended and Restated 2006 Stock Option and Incentive Plan and form of agreements thereunder	8-K	6/18/10	001-33092

10.13†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.14†	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Option and Incentive Plan	8-K	12/26/06	001-33092

10.15	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.16	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.17	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.18†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.19†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

10.20†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.21	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.22	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.23	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.24	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.25	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.26	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.27	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.28	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.29†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.30†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.31†	Executive Retention and Severance Agreement dated October 26, 2015, by and between the Registrant and Michael T. Wijas.	10-K	3/10/16	001-33092

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

23.2	Consent of Ernst & Young LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.