Form 10-Q
period 2017-03-31
LEMAITRE VASCULAR INC
filed 2017-05-04
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth Company “in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 18,809,313 shares of common stock, $.01 par value per share, outstanding as of May 1, 2017.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,810	$24,288
Accounts receivable, net of allowances of $271 at March 31, 2017 and $258 at December 31, 2016,	14,090	13,191
Inventory and other deferred costs	20,596	19,578
Prepaid expenses and other current assets	2,008	1,970

Total current assets	62,504	59,027

Property and equipment, net	9,279	8,012
Goodwill	23,629	23,426
Other intangibles, net	9,524	9,897
Deferred tax assets	1,421	1,399
Other assets	165	163

Total assets	$106,522	$101,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,220	$1,217
Accrued expenses	8,286	8,804
Acquisition-related obligations	259	461

Total current liabilities	10,765	10,482
Deferred tax liabilities	1,941	1,941
Other long-term liabilities	2,198	2,001

Total liabilities	14,904	14,424
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,155,198 shares at March 31, 2017, and 20,040,348 shares at December 31, 2016	202	200
Additional paid-in capital	86,683	85,378
Retained earnings	17,526	15,335
Accumulated other comprehensive loss	(3,963)	(4,583)
Treasury stock, at cost; 1,452,810 shares at March 31, 2017 and 1,452,810 shares at December 31, 2016	(8,830)	(8,830)

Total stockholders’ equity	91,618	87,500

Total liabilities and stockholders’ equity	$106,522	$101,924

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands, except per share data)
Net sales	$24,139	$20,258
Cost of sales	6,786	5,902

Gross profit	17,353	14,356

Sales and marketing	6,954	6,273
General and administrative	4,548	3,337
Research and development	1,658	1,446

Total operating expenses	13,160	11,056

Income from operations	4,193	3,300

Other income (expense):
Interest income	20	15
Interest expense	—	—
Foreign currency gain (loss)	26	(50)

Income before income taxes	4,239	3,265
Provision for income taxes	1,020	1,099

Net income	$3,219	$2,166

Earnings per share of common stock:
Basic	$0.17	$0.12

Diluted	$0.16	$0.11

Weighted-average shares outstanding:
Basic	18,631	18,336

Diluted	19,707	18,860

Cash dividends declared per common share	$0.055	$0.045

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income	$3,219	$2,166
Other comprehensive income (loss):
Foreign currency translation adjustment, net	620	929

Total other comprehensive income (loss)	620	929

Comprehensive income (loss)	$3,839	$3,095

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net income	$3,219	$2,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	979	881
Stock-based compensation	487	330
Provision for doubtful accounts and sales allowances	48	52
Provision for inventory write-downs	137	36
Foreign currency transaction gain (loss)	(51)	4
Changes in operating assets and liabilities:
Accounts receivable	(858)	(825)
Inventory	(1,102)	(392)
Prepaid expenses and other assets	(16)	827
Accounts payable and other liabilities	(367)	(1,821)

Net cash provided by (used in) operating activities	2,476	1,258

Investing activities
Purchases of property and equipment	(1,691)	(720)
Payments related to acquisitions	—	(2,382)

Net cash used in investing activities	(1,691)	(3,102)

Financing activities
Payments related to acquisitions	(260)	—
Proceeds from issuance of common stock	819	141

Net cash provided by (used in) financing activities	559	141
Effect of exchange rate changes on cash and cash equivalents	178	193

Net increase (decrease) in cash and cash equivalents	1,522	(1,510)
Cash and cash equivalents at beginning of period	24,288	27,451

Cash and cash equivalents at end of period	$25,810	$25,941

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

1.	Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: valvulotomes, biologic vascular patches, balloon catheters, carotid shunts, biologic vascular grafts, anastomotic clips, radiopaque marking tape, prosthetic vascular grafts, remote endarterectomy devices, laparoscopic cholecystectomy devices, angioscopes, and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Mississauga, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2017.

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-04, which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01 which changes the definition of a business for purposes of determining whether a business has been acquired or sold. The amendment is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, which changes the classification of certain cash receipts and cash payments within the statement of cash flows. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We do not currently expect that adoption of the updated standard will have a material impact on our consolidated financial statements.

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

Our 2017 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items and lower statutory rates from our foreign subsidiaries. Additionally, in the first quarter of 2017, we recognized certain discrete items primarily related to the exercise of stock options. Our 2016 income tax expense varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2017, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $407,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

2017
(in thousands)
Unrecognized tax benefits at the beginning of year	$390
Additions for tax positions of current year	17
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities.	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of March 31, 2017	$407

As of March 31, 2017, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2013 and forward
Foreign	2009 and forward

3.	Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$3,163	$2,810
Work-in-process	2,968	2,489
Finished products	11,757	11,662
Other deferred costs	2,708	2,617

Total inventory	$20,596	$19,578

We had inventory on consignment of $1.1 million at both March 31, 2017 and December 31, 2016.

In connection with our recent acquisition of the RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human vascular tissue available for shipment, tissue currently in active processing, and tissue held in quarantine pending release to implantable status. By federal law, human tissue cannot be bought or sold. Therefore, the tissue we preserve are not held as inventory, and the costs we incur to procure and process vascular tissue are instead accumulated and deferred.

4.	Acquisition and Divestitures

Our strategy for growing our business includes the acquisition of complementary product lines and businesses. Our acquisitions, including those discussed below, have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of synergies that will be realized by combining businesses. These synergies include the use of our existing sales channel to expand sales of the acquired businesses’ products, consolidation of manufacturing facilities, and the leveraging of our existing administrative infrastructure.

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

The RestoreFlow business derives revenue from human tissue preservation services, in particular the processing and cryopreservation of veins and arteries. By federal law, human tissues cannot be bought or sold. Therefore, the tissues we obtain and preserve are not held as inventory, and the costs we incur to procure and process vascular tissues are instead accumulated and deferred. Revenues are recognized for the provision of cryopreservation services rather than product sales.

The acquired assets included intellectual property, permits and approvals, data and records, equipment and furnishings, accounts receivable, inventory, literature, and customer and supplier information. We also assumed certain accounts payable. We accounted for the acquisition as a business combination.

The following table summarizes the preliminary purchase price allocation as of March 31, 2017:

Allocated Fair Value
(in thousands)
Accounts receivable	$561
Deferred cryopreservation costs	2,583
Equipment and supplies	125
Accounts payable	(286)
Intangible assets	4,544
Goodwill	5,432

Purchase price	$12,959

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreements	$180	5.0 years
Tradename	271	9.0 years
Procurement contracts	617	9.0 years
Technology	2,793	10.5 years
Customer relationships	683	12.5 years

Total intangible assets	$4,544

The weighted-average amortization period of the acquired intangible assets was 10.3 years.

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, 25% of which was paid in the quarter ended September 30, 2016 and the remaining 25% of which was paid in the quarter ended March 31, 2017. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and will be re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the three months ended March 31, 2017, the amount of the adjustment was not material to our financial statements.

Assets acquired included inventory, intellectual property and a related license, the ProCol trade name, customer lists, non-compete agreements and certain equipment and supplies. We did not assume any liabilities. We accounted for the acquisition as a business combination. The purchase accounting is complete.

The following table summarizes the purchase price allocation as of the acquisition date:

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

The following table summarizes the purchase price allocation at the date of the acquisition:

Allocated Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Technology	391	7.0 years
Customer relationships	17	3.0 years

Total intangible assets	$545

5.	Goodwill and Other Intangibles

Goodwill consists of the following:

As of March 31,
2017
Balance at beginning of year	$23,426
Purchase accounting adjustments	90
Effects of currency exchange	113

Balance at end of year	$23,629

Other intangibles consist of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology and intellectual property	$10,239	$4,255	$5,984	$10,173	$4,017	$6,156
Trademarks, tradenames and licenses	$1,945	$1,390	$555	1,939	1,359	580
Customer relationships	$5,272	$2,762	$2,510	5,216	2,588	2,628
Other intangible assets	$1,565	$1,090	$475	1,558	1,025	533

Total identifiable intangible assets	$19,021	$9,497	$9,524	$18,886	$8,989	$9,897

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of March 31, 2017 is 8.9 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Amortization expense	$454	$380

Estimated amortization expense for the remainder of 2017 and each of the five succeeding fiscal years is as follows:

	Year ended December 31,
	2017	2018	2019	2020	2021	2022
	(in thousands)
Amortization expense	$1,307	$1,573	$1,407	$1,124	$926	$713

6.	Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Compensation and related taxes	$3,655	$6,124
Income and other taxes	1,152	312
Professional fees	148	122
Dividends Payable	1,029	—
Other	2,302	2,246

Total	$8,286	$8,804

Other long-term liabilities consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Aquisition-related liabilities	$1,402	$1,253
Deferred rent	422	394
Income taxes	210	200
Other	164	154

Total	$2,198	$2,001

7.	Commitments and Contingencies

As of March 31, 2017, as part of our normal course of business, we have commitments to purchase $3.9 million of inventory through 2018.

8.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada and Japan. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
United States	$14,047	$11,104
Germany	2,865	2,586
Other countries	7,227	6,568

Net sales	$24,139	$20,258

9.	Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three Months ended March 31,
	(in thousands)
	2017	2016
Stock option awards	$314	$223
Restricted stock units	173	107

Total stock-based compensation	$487	$330

Stock-based compensation is included in our statements of operations as follows:

	Three Months ended March 31,
	2017	2016
	(in thousands)
Cost of sales	$53	$38
Sales and marketing	116	64
General and administrative	274	183
Research and development	44	45

Total stock-based compensation	$487	$330

Option grants during the three months ended March 31, 2017 were not material; we did not issue option grants during the three months ended March 31, 2016. We did not issue awards of restricted during the three months ended March 31, 2017; the restricted stock units awarded during the three months ended March 31, 2016 were not material.

We issued approximately 115,000 and 23,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the three months ended March 31, 2017 and 2016, respectively.

10.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended March 31,
	2017	2016
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,219	$2,166

Weighted average shares outstanding	18,631	18,336

Basic earnings per share	$0.17	$0.12

Diluted:
Net income available for common stockholders	$3,219	$2,166

Weighted-average shares outstanding	18,631	18,336
Common stock equivalents, if dilutive	1,076	524

Shares used in computing diluted earnings per common share	19,707	18,860

Diluted earnings per share	$0.16	$0.11

Weighted average shares excluded in computing diluted earnings per share as their effect would be anti-dilutive	1	20

11.	Stockholders’ Equity

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On April 24, 2017 our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on June 8, 2017 to stockholders of record at the close of business on May 24, 2017, which will total approximately $1.0 million.

12.	Supplemental Cash Flow Information

	Three months ended March 31,
	2017	2016
	(in thousands)
Cash paid for income taxes, net	$275	$108

13.	Fair Value Measurements

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

As of March 31, 2017, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $12.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2017.

As discussed in Note 4, we have contingent liabilities related to certain of our acquired businesses. These liabilities are or have been remeasured each reporting period using Level 3 techniques to assess the probability that we will be required to make future payments, and to estimate the amount of those payments. During three months ended March 31, 2017 we made fair-value adjustments to our contingent liabilities of $0.2 million.

14.	Accumulated Other Comprehensive Loss

	Three months ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$(4,583)	$(4,049)
Other comprehensive income (loss) before reclassifications	620	929
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(3,963)	$(3,120)

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the three months ended March 31, 2017 and 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to product demand and market acceptance of the Company’s products; risks associated with our newly acquired tissue processing and preservation operations and the related services we now provide; risks related to attracting, training and retaining sales representatives and other employees in new markets; adverse or fluctuating conditions in the general domestic and global economic markets; and the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 8, 2017. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AnastoClip, Omniflow, ProCol and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries and RestoreFlow is a trademark of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation to patients. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $5 billion, within which our core product lines address roughly $840 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide a wider range of treatment options to patients.

Our principal product lines include the following: valvulotomes, biologic vascular patches, balloon catheters, carotid shunts, biologic vascular grafts, anastomotic clips, radiopaque marking tape, vascular grafts, remote endarterectomy devices, laparoscopic cholecystectomy devices, angioscopes, and powered phlebectomy devices. With the November 10, 2016 acquisition of the RestoreFlow allografts business we also provide services related to the processing and cryopreservation of human vascular tissue.

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

We sell our products and services primarily through a direct sales force. As of March 31, 2017 our sales force was comprised of 95 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have a processing facilities in Fox River Grove, Illinois and North Melbourne, Australia. During the three month periods ended March 31, 2017 and 2016, approximately 93% of our net sales were generated in territories in which we employ direct sales representatives.

Historically, we have experienced success in lower-rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotome devices. In the biologic vascular patch market segment the number of competitors is limited, and we believe that we have been able to increase segment share and increase selling prices, mainly due to strong sales service. In the valvulotome market segment, we believe we have been able to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive segments such as laparoscopic cholecystectomy devices and polyester grafts, where we face stronger competition from larger companies with greater resources and lower production costs. While we believe that these challenging market dynamics can be mitigated by our strong relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive market segments.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	During 2015, we entered into definitive agreements with seven former UreSil, LLC distributors in Europe in order to terminate their distribution of our Tru-Incise valvulotome and we began selling direct-to-hospital in those geographies. The total of these termination fees was approximately $0.2 million

•	In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products and we began selling direct-to-hospital in Finland as of January 1, 2016. The termination fee was approximately $0.2 million.

We anticipate that the expansion of our direct sales organization in China will result in increased sales, marketing and regulatory expenses during 2017. As of March 31, 2017 we had seven employees in China.

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

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2015, we launched the 15-cm AnastoClip AC.

•	In October 2016, we launched additional sizes of our XenoSure patch.

•	In December 2016, we launched the 7.0mm diameter size Omniflow II graft.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In March 2015, we initiated a project to transfer the manufacturing of the newly acquired angioscope product line to our facility in Burlington. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•	In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line to our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. We expect the transition of manufacturing to be completed in 2017.

•	In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line to our facility in Burlington. We have an agreement to purchase the product from the seller, Hancock Jaffe Laboratories, for up to three years following the closing. We initiated the transfer of the production line and transition of manufacturing in 2016, and we expect it to be complete in 2018, subject to regulatory approval.

•	In 2017, we expect to complete the renovation of our manufacturing facility in Burlington, Massachusetts, in which we expect several of our biologic offerings, including the XenoSure patch, will be produced or processed. We believe the cost of the facility renovation will be approximately $2.0 million, of which approximately $1.2 million has been incurred through March 31, 2017.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

For the three months ended March 31, 2017, approximately 42% of our sales were to customers located outside the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did prior to the rate increase. For the three months ended March 31, 2017, the effects of changes in foreign exchange rates decreased sales by approximately $0.3 million.

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

General and administrative. General and administrative expense consists primarily of executive, finance and human resource expense, stock based compensation, legal and accounting fees, acquisition-related charges, information technology expense, intangible asset amortization expense and insurance expense.

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

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned foreign subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiaries, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S. tax reporting purposes.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016.

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)	2017	2016	Percent change
	($ in thousands)
Net sales	$24,139	$20,258	19%
Net sales by geography:
Americas	$14,980	$11,877	26%
International	9,159	8,381	9%

Total	$24,139	$20,258	19%

Net sales. Net sales increased $3.9 million or 19% to $24.1 million for the three months ended March 31, 2017, compared to $20.3 million for the three months ended March 31, 2016. Sales increases for the three months ended March 31, 2017 occurred across multiple product lines including increased sales of our biologic vascular patches of $1.7 million, our recently acquired RestoreFlow allograft business of $1.3 million, vessel closure systems of $0.4 million, and powered phlebectomy systems and ProCol biologic grafts of $0.3 million each. These and other increases were partially offset by decreases in sales of ePTFE vascular grafts, catheters and radiopaque tape of $0.1 million each.

Direct-to-hospital net sales were 93% and 92% of our total net sales for the three months ended March 31, 2017 and 2016, respectively.

Net sales by geography. Net sales in the Americas increased $3.1 million or 26% for the three months ended March 31, 2017. The increase was primarily driven by biologic vascular patches, our recently acquired RestoreFlow allograft business, vessel closure systems and ProCol biologic grafts. International net sales increased $0.8 million, or 9% for the three months ended March 31, 2017. The increase was primarily driven by increased sales of our biologic vascular patches, powered phlebectomy systems and biologic vascular grafts.

	Three months ended March 31,
(unaudited)	2017	2016	$ Change	Percent change
	($ in thousands)
Gross profit	$17,353	$14,356	$2,997	21%
Gross margin	71.9%	70.9%	*	1.0%

*	Not applicable

Gross Profit. Gross profit increased $3.0 million to $17.4 million for the three months ended March 31, 2017, while gross margin increased one percentage point to 71.9% in the period. The gross margin increase was largely driven by lower per unit manufacturing costs of our products, in particular our biologic patch, a higher percentage of sales in the United States versus other countries, and higher average selling prices across most product lines. These increases were partially offset by the impact of the inclusion of sales of lower-margin RestoreFlow services in the current period, as well as higher sales in China where we typically realize lower gross margins than in the United States. The gross profit dollar increase was a result of higher sales and the improved gross margin.

	Three months ended March 31,
(unaudited)	2017	2016	$ Change	Percent change
	($ in thousands)
Sales and marketing	$6,954	$6,273	$681	11%
General and administrative	4,548	3,337	1,211	36%
Research and development	1,658	1,446	212	15%

Total	$13,160	$11,056	$2,104	19%

	Three months ended March 31,
	2017 % of Net Sales	2016 % of Net Sales	Change
Sales and marketing	29%	31%	(2%)
General and administrative	19%	16%	3%
Research and development	7%	7%	0%

Sales and marketing. For the three months ended March 31, 2017, sales and marketing expense increased 11% to $7.0 million. The increase was driven mainly by increased compensation costs and higher travel expense due to additional sales representatives in the 2017 period. As a percentage of net sales, sales and marketing expense was 29% in the three months ended March 31, 2017.

General and administrative. For the three months ended March 31, 2017, general and administrative expense increased 36% to $4.5 million. The general and administrative expense increases were driven by higher professional fees of $0.4 million, compensation costs of $0.4 million, acquisition-related charges of $0.3 million and increased facilities costs of $0.2 million as we expand our Burlington, Massachusetts manufacturing operations. As a percentage of net sales, general and administrative expense was 19% for the three months ended March 31, 2017.

Research and development. For the three months ended March 31, 2017, research and development expense increased 15% to $1.7 million. Product development expenses in total were unchanged, with higher supplies, product testing costs and professional fees offset by lower compensation-related expenses and facilities costs. Clinical and regulatory expenses increased $0.2 million primarily due to compensation-related costs and professional fees, including costs related to regulatory submissions for new products in geographies such as China. As a percentage of net sales, research and development expense was 7% for the three months ended March 31, 2017.

Income tax expense. We recorded a provision for taxes of $1.0 million on pre-tax income of $4.2 million for the three months ended March 31, 2017, compared to a provision for taxes of $1.1 million on pre-tax income of $3.3 million for the three months ended March 31, 2016. Our 2017 provision was based on the estimated annual effective tax rate of 36.0%, comprised of estimated federal and state income taxes of approximately $6.4 million, as well as foreign income taxes of $0.8 million. Our income tax expense for the current period differed from the statutory rate amounts mainly due to a benefit from employee stock option exercises, lower statutory rates from our foreign entities, research and development tax credits, offset by certain permanent items. Our 2016 provision was based on the estimated annual effective tax rate of 34.4%, comprised of estimated federal and state income taxes of approximately $3.9 million, as well as foreign income taxes of $0.7 million. Our 2016 income tax expense varied from the statutory rate amounts mainly due to lower statutory rates from our foreign entities, research and development tax credits, offset by certain permanent items. We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We have assessed the need for a valuation allowance against our deferred tax assets and concluded that as of March 31, 2017, we require a valuation allowance against $1.8 million of deferred tax assets, principally foreign net operating loss and capital loss carry-forwards; based on the weight of available evidence, we believe it is more likely than not that such assets will not be realized.

We expect that our effective tax rate could fluctuate for the remainder of 2017 due to the timing of exercises of certain employee stock options. We expect our 2017 effective tax rate will be lower compared to our effective tax rate in 2016 mainly due to excess stock deductions related to certain exercises of stock options in 2017.

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalents were $25.8 million as compared to $24.3 million at December 31, 2016. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of operating bank accounts and money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use, with the exception of $5.2 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2017 or when the authorized aggregate $5 million repurchase limit is reached. To date, we have not made any repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $4.2 million for the three months ended March 31, 2017. For the year ended December 31, 2016, we had operating income of $16.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with U.S. income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility with, a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently-forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On April 24, 2017 our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on June 8, 2017 to stockholders of record at the close of business on May 24, 2017, which will total approximately $1.0 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2017	2016	Net Change
Cash and cash equivalents	$25,810	$25,941	$(131)

Cash flows provided by (used in):
Operating activities	$2,476	$1,258	$1,218
Investing activities	(1,691)	(3,102)	1,411
Financing activities	559	141	418

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2017, consisting of $3.2 million in net income adjusted for non-cash items of $1.6 million (including depreciation and amortization of $1.0 million, stock-based compensation of $0.5 million, and provisions for inventory write-offs and doubtful accounts of $0.2 million) and offset by changes in working capital of $2.3 million. The net cash used for working capital was driven by increases in accounts receivable of $0.9 million and inventory of $1.1 million, as well as decreases in accounts payable and other liabilities of $0.4 million.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2016, and consisted of $2.2 million net income, adjusted for non-cash items of $1.3 million (including depreciation and amortization of $0.9 million, stock-based compensation of $0.3 million, and provision for inventory write-offs and doubtful accounts of $0.1 million) and offset by changes in working capital of $2.2 million. The net cash provided by changes in working capital was driven by increases in accounts receivable of $0.8 million and inventory of $0.4 million, and decreases in accounts payable and other liabilities of $1.8 million, primarily due to annual compensation payments.

Net cash used in investing activities. Net cash used in investing activities was $1.7 million for three months ended March 31, 2017. This was primarily driven by expenditures on leasehold improvements and equipment associated with the expansion of our Burlington, Massachusetts manufacturing operations.

Net cash used in investing activities was $3.1 million for three months ended March 31, 2016. This was primarily driven by $2.4 million of cash paid in connection with our acquisition of the ProCol line of bovine vascular grafts. We also had purchases of property and equipment of $0.7 million primarily associated with the expansion of our Burlington, Massachusetts headquarter offices.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2017, consisting of proceeds from stock option exercises of $0.8 million, which were offset by payments related to prior acquisitions.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2016, consisting of proceeds from stock option exercises.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2016 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our critical accounting policies during the three months ended March 31, 2017. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-04, which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01 which changes the definition of a business for purposes of determining whether a business has been acquired or sold. The amendment is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, which changes the classification of certain cash receipts and cash payments within the statement of cash flows. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We do not currently expect that adoption of the updated standard will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2017 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2017. In November 2016, we acquired substantially all of the assets of the RestoreFlow allograft business from Restore Flow Allografts LLC. This acquired business, which during the three months ended March 31, 2017 comprised 5.2% of our revenues and as of that date comprised approximately 3.6% of our total assets, is excluded from our evaluation of internal control over financial reporting.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of assessing the effectiveness of internal control over financial reporting for the acquired RestoreFlow allograft business.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 1, 2017, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 8, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2017.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director

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