Form 10-Q
period 2017-06-30
LEMAITRE VASCULAR INC
filed 2017-08-03
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 19,022,966 shares of common stock, $.01 par value per share, outstanding as of July 31, 2017.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2017	2016
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$30,120	$24,288
Accounts receivable, net of allowances of $281 at June 30, 2017, and $258 at December 31, 2016	14,590	13,191
Inventory	20,463	19,578
Prepaid expenses and other current assets	2,916	1,970

Total current assets	68,089	59,027
Property and equipment, net	9,544	8,012
Goodwill	23,645	23,426
Other intangibles, net	9,083	9,897
Deferred tax assets	1,514	1,399
Other assets	179	163

Total assets	$112,054	$101,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,574	$1,217
Accrued expenses	7,687	8,804
Acquisition-related obligations	136	461

Total current liabilities	9,397	10,482
Deferred tax liabilities	1,946	1,941
Other long-term liabilities	2,400	2,001

Total liabilities	13,743	14,424
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,358,393 shares at June 30, 2017, and 20,040,348 shares at December 31, 2016	204	200
Additional paid-in capital	88,759	85,378
Retained earnings	21,122	15,335
Accumulated other comprehensive loss	(2,944)	(4,583)
Treasury stock, at cost; 1,452,810 shares at June 30, 2017 and December 31, 2016	(8,830)	(8,830)

Total stockholders’ equity	98,311	87,500

Total liabilities and stockholders’ equity	$112,054	$101,924

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net sales	$25,753	$22,389	$49,892	$42,647
Cost of sales	8,237	7,022	15,023	12,924

Gross profit	17,516	15,367	34,869	29,723
Sales and marketing	6,599	6,539	13,553	12,812
General and administrative	3,747	3,411	8,295	6,748
Research and development	1,634	1,634	3,292	3,080

Total operating expenses	11,980	11,584	25,140	22,640

Income from operations	5,536	3,783	9,729	7,083
Other income (expense):
Interest income	32	16	52	31
Foreign currency gain (loss)	(102)	37	(76)	(13)

Income before income taxes	5,466	3,836	9,705	7,101
Provision for income taxes	834	1,238	1,854	2,337

Net income	$4,632	$2,598	$7,851	$4,764

Earnings per share of common stock:
Basic	$0.25	$0.14	$0.42	$0.26

Diluted	$0.23	$0.14	$0.40	$0.25

Weighted-average shares outstanding:
Basic	18,816	18,408	18,724	18,372

Diluted	19,975	18,978	19,855	18,926

Cash dividends declared per common share	$0.055	$0.045	$0.110	$0.090

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$4,632	$2,598	$7,851	$4,764
Other comprehensive income (loss):
Foreign currency translation adjustment, net	1,019	(405)	1,639	524

Total other comprehensive income (loss)	1,019	(405)	1,639	524

Comprehensive income	$5,651	$2,193	$9,490	$5,288

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2017	2016
	(in thousands)
Operating activities
Net income	$7,851	$4,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,962	1,812
Stock-based compensation	959	662
Provision for doubtful accounts	104	48
Provision for inventory write-downs	184	199
Foreign currency transaction loss	(20)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(1,067)	(776)
Inventory	(767)	264
Prepaid expenses and other assets	(756)	266
Accounts payable and other liabilities	(550)	(882)

Net cash provided by operating activities	7,900	6,352
Investing activities
Purchases of property and equipment and other assets	(2,444)	(1,264)
Payments related to acquisitions	—	(2,368)

Net cash used in investing activities	(2,444)	(3,632)
Financing activities
Payments of deferred acquisition consideration	(388)	(43)
Proceeds from issuance of common stock	2,301	670
Purchase of treasury stock	—	(2)
Common stock cash dividend paid	(2,065)	(1,653)

Net cash used in financing activities	(152)	(1,028)
Effect of exchange rate changes on cash and cash equivalents	528	172

Net increase in cash and cash equivalents	5,832	1,864
Cash and cash equivalents at beginning of period	24,288	27,451

Cash and cash equivalents at end of period	$30,120	$29,315

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2017.

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-09 which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718, Compensation – Stock Compensation. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We have begun our assessment of the impact to our financial statements of adopting this standard and, although it is not complete, we do not currently expect that it will have a material impact on our consolidated financial statements. However, there will likely be changes to our revenue recognition accounting policy as well as other disclosures.

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

Our 2017 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items and lower statutory rates from our foreign subsidiaries. Additionally, in the second quarter of 2017, we recognized certain discrete items primarily related to the exercise of stock options. Our 2016 income tax expense varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2017, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $432,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of the beginning and ending amounts of our unrecognized tax benefits is as follows:

Six months ended June 30, 2017
(in thousands)
Unrecognized tax benefits as of December 31, 2016	$390
Additions for tax positions of current year	42
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of June 30, 2017	$432

As of June 30, 2017, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2013 and forward
Foreign	2010 and forward

3.	Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$3,573	$2,810
Work-in-process	2,934	2,489
Finished products	11,618	11,662
Other deferred costs	2,338	2,617

Total inventory	$20,463	$19,578

We had inventory on consignment of $1.3 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively.

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

Our strategy for growing our business includes the acquisition of complementary product lines and businesses. Our acquisitions, including those discussed below, have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of synergies that will be realized by combining businesses. These synergies include the use of our existing sales channel to expand sales of the acquired businesses’ products and services, consolidation of manufacturing facilities, and the leveraging of our existing administrative infrastructure.

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

Restore Flow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with additional payments of up to $6 million, depending upon the satisfaction of certain contingencies. A payment of $2 million is due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees are not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that will be paid to retained employees and that is contingent on their continuing employment, approximately $0.9 million, will be accounted for as post-combination compensation expense rather than purchase consideration. There are also two potential earn-outs under the agreement. The first earn-out is calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeds $6 million, with such payout not to exceed $2 million. The second earn-out is calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeds $9 million, with such payout not to exceed $2 million.

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

The following table summarizes the preliminary purchase price allocation as of June 30, 2017:

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

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, 25% of which was paid in the quarter ended September 30, 2016 and the remaining 25% of which was paid in the quarter ended March 31, 2017. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and will be re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the six months ended June 30, 2017, the amount of the adjustment was not material to our financial statements.

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

The following table summarizes the purchase price allocation at the date of the acquisition:

Allocated Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Product technology	391	7.0 years
Customer relationships	17	3.0 years

Total intangible assets	$545

5.	Goodwill and Other Intangibles

Goodwill consists of the following as of June 30, 2017:

(in thousands)
Balance at December 31, 2016	$23,426
Purchase accounting adjustments	90
Effects of currency exchange	129

Balance at June 30, 2017	$23,645

Other intangible assets consist of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$10,248	$4,474	$5,774	$10,173	$4,017	$6,156
Trademarks and licenses	1,947	1,421	526	1,939	1,359	580
Customer relationships	5,278	2,910	2,368	5,216	2,588	2,628
Other intangible assets	1,566	1,151	415	1,558	1,025	533

Total identifiable intangible assets	$19,039	$9,956	$9,083	$18,886	$8,989	$9,897

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of June 30, 2017 is 8.9 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amortization expense	$456	$405	$910	$785

Estimated amortization expense for the remainder of 2017 and each of the five succeeding fiscal years is as follows:

	Year ended December 31,
	2017	2018	2019	2020	2021	2022
	(in thousands)
Amortization expense	$904	$1,576	$1,403	$1,126	$927	$713

6.	Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Compensation and related taxes	$5,062	$6,124
Income and other taxes	527	312
Professional fees	29	122
Other	2,069	2,246

Total	$7,687	$8,804

Other long-term liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Aquisition-related liabilities	$1,557	$1,253
Deferred rent	452	394
Income taxes	208	200
Other	183	154

Total	$2,400	$2,001

7.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
United States	$14,932	$12,358	$28,979	$23,462
Germany	2,854	2,683	5,739	5,269
Other countries	7,967	7,348	15,174	13,916

Net Sales	$25,753	$22,389	$49,892	$42,647

8.	Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Stock option awards	$310	$232	$624	$455
Restricted stock units	162	100	335	207

Total share-based compensation	$472	$332	$959	$662

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$41	$33	$94	$71
Sales and marketing	114	78	230	142
General and administrative	272	211	546	394
Research and development	45	10	89	55

Total stock-based compensation	$472	$332	$959	$662

Option grants during the six months ended June 30, 2017 were not material; we did not issue option grants during the six months ended June 30, 2016. We did not issue awards of restricted stock during the six months ended June 30, 2017; the restricted stock units awarded during the six months ended June 30, 2016 were not material.

We issued approximately 318,000 and 140,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the six months ended June 30, 2017 and 2016, respectively.

9.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$4,632	$2,598	$7,851	$4,764

Weighted average shares outstanding	18,816	18,408	18,724	18,372

Basic earnings per share	$0.25	$0.14	$0.42	$0.26

Diluted:
Net income available for common stockholders	$4,632	$2,598	$7,851	$4,764

Weighted-average shares outstanding	18,816	18,408	18,724	18,372
Common stock equivalents, if dilutive	1,159	570	1,131	554

Shares used in computing diluted earnings per common share	19,975	18,978	19,855	18,926

Diluted earnings per share	$0.23	$0.14	$0.40	$0.25

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	1	11	1	11

10.	Stockholders’ Equity

Share Repurchase Program

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program expired on July 25, 2017. We did not made any repurchases under this program prior to its expiration.

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2018 or when the $7.5 million repurchase limit is reached, unless extended by our Board of Directors. To date we have not made any repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
May 24, 2017	June 8, 2017	$0.055	$1,036
March 22, 2017	April 6, 2017	$0.055	$1,029
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22, 2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On July 25, 2017 our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on September 7, 2017 to stockholders of record at the close of business on August 23, 2017, which will total approximately $1.0 million.

11.	Supplemental Cash Flow Information

	Six months ended
	June 30,
	2017	2016
	(in thousands)
Cash paid for income taxes, net	$2,825	$1,492

12.	Fair Value Measurements

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

As of June 30, 2017, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $14.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2017.

As discussed in Note 4, we have contingent liabilities related to certain of our acquired businesses. These liabilities are or have been remeasured each reporting period using Level 3 techniques to assess the probability that we will be required to make future payments, and to estimate the amount of those payments. During the six months ended June 30, 2017 we made fair-value adjustments to our contingent liabilities of $0.4 million.

13.	Accumulated Other Comprehensive Loss

	Six months ended
	June 30,
	2017	2016
	(in thousands)
Beginning balance	$(4,583)	$(4,049)
Other comprehensive income (loss) before reclassifications	1,639	524
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(2,944)	$(3,525)

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the six months ended June 30, 2017 and 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AnastoClip, Omniflow, ProCol, RestoreFlow and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation into patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $5 billion, within which our product lines address roughly $870 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, neither of whom are certified to perform open surgical procedures, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide a wider range of treatment options.

Our principal product lines include the following: valvulotomes, biologic vascular patches, balloon catheters, carotid shunts, biologic vascular grafts, anastomotic clips, radiopaque marking tape, synthetic vascular grafts, remote endarterectomy devices, laparoscopic cholecystectomy devices, angioscopes, and powered phlebectomy devices. With the November 10, 2016 acquisition of the RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular tissue.

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

We sell our products and services primarily through a direct sales force. As of June 30, 2017 our sales force was comprised of 93 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have processing facilities in Fox River Grove, Illinois and North Melbourne, Australia. During the six month periods ended June 30, 2017 and 2016, approximately 93% and 92%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.

Historically, we have experienced success in lower-rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotomes. In the biologic vascular patch market the number of competitors is limited, and we believe that we have been able to increase segment share and increase selling prices, mainly due to the strength of our sales force. In the valvulotome market, we have been able to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as laparoscopic cholecystectomy catheters and synthetic grafts, where we face stronger competition from larger companies with greater resources and lower production costs. While we believe that these challenging market dynamics can be mitigated by our strong relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

We have also experienced success in international markets, such as Europe, where we sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of the United States, we will likely experience downward pressure on our gross margin.

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

We anticipate that the expansion of our direct sales organization in China will result in increased sales, marketing and regulatory expenses during 2017. As of June 30, 2017 we had seven employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In May 2015, we acquired the production and distribution rights of UreSil LLC’s Tru-Incise valvulotome for sales outside of the United States for $1.4 million.

•	In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property and customer lists associated with The UnBalloon, our non-occlusive modeling catheter product line for $0.4 million.

•	In December 2015, we terminated our InvisiGrip vein stripper product line, and wrote down $0.1 million of related inventory in Q3 2015.

•	In March 2016, we acquired substantially all of the assets as well as the production and distribution rights of the ProCol business from Hancock Jaffe Laboratories and CryoLife, Inc. for $2.7 million plus 10% of net sales for three years following the closing. ProCol is a biologic vascular graft used for dialysis access, and is approved for sale in the United States.

•	In November 2016, we acquired substantially all of the assets related to the peripheral vascular allograft operations of Restore Flow Allografts, LLC for $12.0 million plus additional payments of up to $6 million, depending upon the satisfaction of certain contingencies.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2015, we launched the 15-cm AnastoClip AC.

•	In October 2016, we launched additional sizes of our XenoSure patch.

•	In December 2016, we launched the 7.0mm diameter Omniflow II graft.

•	In June 2017, we launched XenoSure pledgets.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington facility. We expect these plant consolidations will result in improved production control, as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In March 2015, we initiated a project to transfer the manufacturing of the newly acquired angioscope product line to our facility in Burlington. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•	In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line to our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. We completed this transition in the first half of 2017.

•	In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line to our facility in Burlington. We have an agreement to purchase the product from Hancock Jaffe Laboratories for up to three years following the closing. We initiated the transfer of the production line and transition of manufacturing in 2016, and we expect it to be complete in 2018, subject to regulatory approval.

•	In the fourth quarter of 2017, we expect to complete the renovation of our facility in Burlington, Massachusetts, where we expect several of our biologic offerings, including the XenoSure patch, will be produced or processed. We believe the cost of the facility renovation will be approximately $2.5 million, of which approximately $1.5 million has been incurred through June 30, 2017.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2017, approximately 42% of our sales were to customers located outside the United States. We expect that foreign currencies will continue to represent a significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the local currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is a decrease in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will record less revenue in U.S. dollars than we did prior to the rate increase. For the six months ended June 30, 2017, the effects of changes in foreign exchange rates decreased sales by approximately $0.6 million.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products and services, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily to distributors, who in turn sell to hospitals and clinics. In certain cases our products are held on consignment at a hospital or clinic prior to purchase; in these instances we recognize revenue at the time the product is used in surgery rather than at shipment.

Cost of sales. We manufacture the majority of the products that we sell. Our cost of sales consists primarily of manufacturing personnel, raw materials and components, depreciation of property and equipment, and other allocated manufacturing overhead, as well as the freight expense we pay to ship products to customers.

Sales and marketing. Our sales and marketing expense consists primarily of salaries, commissions, stock-based compensation, travel and entertainment, attendance at vascular congresses, training programs, advertising and product promotions, direct mail and other marketing costs.

General and administrative. General and administrative expense consists primarily of executive, finance and human resource expense, stock-based compensation, legal and accounting fees, acquisition-related charges, information technology expense, intangible asset amortization expense and insurance expense.

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

Results of Operations

Comparison of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2017	2016	change	2017	2016	change
	($ in thousands)
Net sales	$25,753	$22,389	15%	$49,892	$42,647	17%
Net sales by geography:
Americas	$16,088	$13,189	22%	$31,069	$25,066	24%
International	9,665	9,200	5%	18,823	17,581	7%

Total	$25,753	$22,389	15%	$49,892	$42,647	17%

Net sales. Net sales increased $3.4 million or 15% to $25.8 million for the three months ended June 30, 2017, compared to $22.4 million for the three months ended June 30, 2016. Sales increases for the three months ended June 30, 2017 were due in large part to sales of our RestoreFlow service offering acquired in the fourth quarter of 2016 of $1.5 million, as well as increased sales of our biologic vascular patches of $1.2 million. We also recorded increased sales of carotid shunts of $0.3 million, Omniflow biologic vascular grafts of $0.2 million and vessel closure systems of $0.2 million.

Net sales increased $7.2 million or 17% to $49.9 million for the six months ended June 30, 2017, compared to $42.6 million for the six months ended June 30, 2016. Sales increases for the six months ended June 30, 2017 were due in large part to sales of our RestoreFlow service offering acquired in the fourth quarter of 2016 of $2.8 million, as well as increased sales of our biologic vascular patches of $2.9 million. We also recorded increased sales of vessel closure systems of $0.6 million, shunts of $0.4 million, and Omniflow biologic vascular grafts of $0.4 million. All other product lines increased $0.1 million on a net basis, including small declines in sales of catheters and ePTFE vascular grafts.

Direct-to-hospital net sales were 93% and 92%, respectively for the six months ended June 30, 2017 and June 30, 2016.

Net sales by geography. Net sales in the Americas increased $2.9 million or 22% for the three months ended June 30, 2017. The increase was due in large part to sales of our RestoreFlow service offering acquired in the fourth quarter of 2016 of $1.5 million, as well as increased sales of biologic vascular patches of $0.8 million, carotid shunts of $0.3 million and vessel closure systems of $0.2 million. All other product lines increased $0.1 million on a net basis. International net sales for the three months ended June 30, 2017 increased $0.5 million or 5% due mainly to higher sales of biologic vascular patches and grafts.

Net sales in the Americas increased $6.0 million for the six months ended June 30, 2017. The increase was due in large part to sales of our RestoreFlow service offering acquired in the fourth quarter of 2016 of $2.8 million, as well as increased sales of our biologic vascular patches of $2.1 million. We also recorded increased sales of vessel closure systems of $0.5 million and carotid shunts of $0.2 million. All other product lines increased $0.3 million on a net basis, including a decline in remote endarterectomy devices of $0.1 million. International net sales for the six months ended June 30, 2017 increased $1.2 million or 7% due mainly to higher sales of biologic vascular patches and grafts as well as powered phlebectomy devices, partially offset by decreased sales of catheters and ePTFE vascular grafts.

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2017	2016	$ Change	change	2017	2016	$ Change	change
	($ in thousands)
Gross profit	$17,516	$15,367	$2,149	14%	$34,869	$29,723	$5,146	17%
Gross margin	68.0%	68.6%	*	(0.6%)	69.9%	69.7%	*	0.2%

*	Not applicable

Gross Profit. Gross profit increased $2.1 million to $17.5 million for the three months ended June 30, 2017, while gross margin decreased by 60 basis points to 68.0%. The gross margin decrease was mainly the result of the addition of our ProCol and RestoreFlow offerings in March 2016 and November 2016, respectively, which carry comparatively lower gross margins than our other products, the effects of foreign exchange, and manufacturing inefficiencies, all of which were partially offset by increased XenoSure sales, increases in average selling prices and proportionally increased sales in the Americas, where we generally achieve higher margins.

Gross profit increased $5.1 million to $34.9 million for the six months ended June 30, 2017, while gross margin increased by 20 basis points to 69.9% in the period. The gross margin was favorably impacted by higher average selling prices across nearly all product lines, as well as lower per-unit manufacturing costs of our biologic vascular patch products. These increases were partially offset by the addition of our ProCol and RestoreFlow offerings, which carry comparatively lower margins, as well as by changes in foreign exchange rates. The gross profit increase was also a result of higher sales.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2017 and 2016 consisted of the following (in thousands):

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2017	2016	$ Change	change	2017	2016	$ Change	change
Sales and marketing	$6,599	$6,539	$60	1%	$13,553	$12,812	$741	6%
General and administrative	3,747	3,411	336	10%	8,295	6,748	1,547	23%
Research and development	1,634	1,634	—	0%	3,292	3,080	212	7%

Total	$11,980	$11,584	$396	3%	$25,140	$22,640	$2,500	11%

	Three months ended June 30,			Six months ended June 30,
	2017	2016		2017	2016
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change
Sales and marketing	26%	29%	(3%)	27%	30%	(3%)
General and administrative	15%	15%	0%	17%	16%	1%
Research and development	6%	7%	(1%)	7%	7%	0%

Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2017 were largely unchanged vs. the June 30, 2016 period. Selling expenses increased slightly due to higher compensation and related costs, while marketing expenses decreased due to lower spending on advertising and trade shows.

For the six months ended June 30, 2017, sales and marketing expenses increased $0.7 million or 6% to $13.6 million. The increase was primarily in compensation-related expenses and travel, due to an increase in the number of sales representatives from 91 to 93. As a percentage of net sales, sales and marketing expense decreased to 27% in the six months ended June 30, 2017 from 30% in the prior year period due to higher sales in the current period.

General and administrative. For the three months ended June 30, 2017, general and administrative expenses increased $0.3 million or 10% to $3.7 million. Increases included higher acquisition-related charges of $0.1 million and higher facilities costs of $0.2 million, in connection with expanding our Burlington, Massachusetts manufacturing operations.

For the six months ended June 30, 2017, general and administrative expenses increased $1.5 million, or 23%, to $8.3 million. Increases included higher compensation costs of $0.5 million, acquisition-related charges of $0.4 million, higher facilities costs of $0.3 million and higher professional fees of $0.3 million. As a percentage of net sales, general and administrative expenses increased to 17% for the six months ended June 30, 2017 as compared to 16% for the year-earlier period.

Research and development. Research and development expenses for the three months ended June 30, 2017 were unchanged from the June 30, 2016 period, with lower professional services costs of $0.1 million offset by higher compensation related costs of $0.1 million.

For the six months ended June 30, 2017, research and development expenses increased $0.2 million or 7%, to $3.3 million. Increases were primarily due to higher compensation expenses in our clinical and regulatory function.

Income tax expense. We recorded a tax provision of $0.8 million on pre-tax income of $5.5 million for the three months ended June 30, 2017, compared to a $1.2 million tax provision on pre-tax income of $3.8 million for the three months ended June 30, 2016. We recorded a tax provision of $1.9 million on pre-tax income of $9.7 million for the six months ended June 30, 2017, compared to $2.3 million on pre-tax income of $7.1 million for the six months ended June 30, 2016. Our effective income tax rate was 15.2% and 19.1% for the three and six month period ended June 30, 2017. Our tax expense for the current period is based on an estimated annual effective tax rate of 34.5%, adjusted in the applicable quarterly periods for discrete stock option exercises, and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

Our effective income tax rate was 32.3% and 32.9% for the three and six month period ended June 30, 2016. Our 2016 provision was based on the estimated annual effective tax rate of 34.1%, adjusted in the applicable quarterly period for discrete stock option exercises, and other discrete items. Our income tax expense for 2016 varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of June 30, 2017, we have provided a valuation allowance of $1.8 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards that are not expected to be realized.

We expect that our effective tax rate will remain somewhat inconsistent in the second half of 2017 due to the timing of exercises of certain employee stock options. We expect our 2017 effective tax rate will be lower than our 2016 effective tax rate mainly due to exercises of stock options in 2017.

Liquidity and Capital Resources

At June 30, 2017, our cash and cash equivalents were $30.1 million as compared to $24.3 million at December 31, 2016. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of operating bank accounts and money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use, with the exception of $6.5 million held by certain international subsidiaries where earnings are planned to be permanently reinvested.

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. We did not made any repurchases under this program prior to its July 25, 2017 expiration.

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2018 or when the authorized aggregate $7.5 million repurchase limit is reached, unless extended by our Board of Directors. To date we have not made any repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $9.7 million for the six months ended June 30, 2017. For the year ended December 31, 2016, we had operating income of $16.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the number, timing, and nature of acquisitions and other strategic transactions, and

•	potential future share repurchases.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, make share repurchases, and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility with a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently-forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
May 24, 2017	June 8, 2017	$0.055	$1,036
March 22, 2017	April 6, 2017	$0.055	$1,029
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22, 2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On July 25, 2017 our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on September 7, 2017 to stockholders of record at the close of business on August 23, 2017, which will total approximately $1.0 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2017	2016	Net Change
Cash and cash equivalents	$30,120	$29,315	$805
Cash flows provided by (used in):
Operating activities	$7,900	$6,352	$1,548
Investing activities	(2,444)	(3,632)	1,188
Financing activities	(152)	(1,028)	876

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2017, consisting of $7.9 million in net income adjusted for non-cash items of $3.2 million (including depreciation and amortization of $2.0 million, stock-based compensation of $1.0 million, and provisions for inventory write-offs and doubtful accounts of $0.3 million) and offset by changes in working capital of $3.2 million. The net cash used for working capital was driven by increases in accounts receivable of $1.1 million and inventory of $0.8 million, as well as an increase in prepaid expenses of $0.8 million and decreases in accounts payable and other liabilities of $0.5 million.

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

Net cash used in investing activities. Net cash used in investing activities was $2.4 million for the six months ended June 30, 2017. This was primarily driven by expenditures on leasehold improvements and equipment associated with the expansion of our Burlington, Massachusetts manufacturing operations.

Net cash used in investing activities was $3.6 million for the six months ended June 30, 2016, driven by $2.4 million of cash paid in connection with our acquisition of the ProCol line of bovine vascular grafts, as well as purchases of property and equipment of $1.3 million, primarily associated with the expansion of our Burlington, Massachusetts manufacturing facilities.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $0.2 million for the six months ended June 30, 2017, consisting of proceeds from stock option exercises of $2.3 million, offset by dividend payments of $2.1 million as well as payments related to prior acquisitions of $0.4 million.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2016, driven by dividend payments of $1.7 million, partially offset by proceeds from stock option exercises of $0.7 million. We also made payments related to prior acquisitions of $43,000.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2016 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our critical accounting policies during the six months ended June 30, 2017. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2017-09 which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718, Compensation – Stock Compensation. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We have begun our assessment of the impact to our financial statements of adopting this standard and, although it is not complete, we do not currently expect that it will have a material impact on our consolidated financial statements. However, there will likely be changes to our revenue recognition accounting policy as well as other disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2017. In November 2016, we acquired substantially all of the assets of the RestoreFlow allograft business from Restore Flow Allografts LLC. This acquired business, which during the six months ended June 30, 2017 comprised 5.6% of our revenues and as of that date comprised approximately 3.4% of our total assets, is excluded from our evaluation of internal control over financial reporting.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of assessing the effectiveness of internal control over financial reporting for the acquired RestoreFlow allograft business.

Inherent Limitations of Internal Controls

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any system will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 1, 2017, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 9, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1+	Separation Agreement dated June 7, 2017 between Peter R. Gebauer and LeMaitre Vascular GmbH				X

10.2+	Transition and Employment Agreement dated June 7, 2017 between Peter R. Gebauer and the Registrant				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1+	Separation Agreement dated June 7, 2017 between Peter R. Gebauer and LeMaitre Vascular GmbH				X

10.2+	Transition and Employment Agreement dated June 7, 2017 between Peter R. Gebauer and the Registrant				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.