Form 10-Q
period 2017-09-30
LEMAITRE VASCULAR INC
filed 2017-11-03
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 19,264,940 shares of common stock, $.01 par value per share, outstanding as of October 31, 2017.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$37,514	$24,288
Accounts receivable, net of allowances of $315 at September 30, 2017, and $258 at December 31, 2016	13,553	13,191
Inventory and other deferred costs	21,095	19,578
Prepaid expenses and other current assets	3,480	1,970

Total current assets	75,642	59,027
Property and equipment, net	11,367	8,012
Goodwill	23,850	23,426
Other intangibles, net	8,669	9,897
Deferred tax assets	1,562	1,399
Other assets	179	163

Total assets	$121,269	$101,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,617	$1,217
Accrued expenses	8,803	8,804
Acquisition-related obligations	1,690	461

Total current liabilities	12,110	10,482
Deferred tax liabilities	1,948	1,941
Other long-term liabilities	1,098	2,001

Total liabilities	15,156	14,424
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,742,411 shares at September 30, 2017, and 20,040,348 shares at December 31, 2016	207	200
Additional paid-in capital	92,685	85,378
Retained earnings	25,109	15,335
Accumulated other comprehensive loss	(2,280)	(4,583)
Treasury stock, at cost; 1,480,101 shares at September 30, 2017 and 1,452,810 shares at December 31, 2016	(9,608)	(8,830)

Total stockholders’ equity	106,113	87,500

Total liabilities and stockholders’ equity	$121,269	$101,924

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net sales	$24,822	$23,216	$74,714	$65,863
Cost of sales	7,245	6,197	22,269	19,121

Gross profit	17,577	17,019	52,445	46,742
Sales and marketing	6,201	6,541	19,754	19,353
General and administrative	4,562	3,595	12,857	10,343
Research and development	1,761	1,539	5,053	4,619

Total operating expenses	12,524	11,675	37,664	34,315

Income from operations	5,053	5,344	14,781	12,427
Other income (expense):
Interest income	48	24	100	55
Foreign currency gain (loss)	(28)	(61)	(103)	(74)

Income before income taxes	5,073	5,307	14,778	12,408
Provision for income taxes	31	2,078	1,885	4,415

Net income	$5,042	$3,229	$12,893	$7,993

Earnings per share of common stock:
Basic	$0.26	$0.17	$0.68	$0.43

Diluted	$0.25	$0.17	$0.65	$0.42

Weighted-average shares outstanding:
Basic	19,124	18,524	18,859	18,423

Diluted	20,147	19,248	19,970	19,103

Cash dividends declared per common share	$0.055	$0.045	$0.165	$0.135

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$5,042	$3,229	$12,893	$7,993
Other comprehensive income (loss):
Foreign currency translation adjustment, net	664	312	2,303	836

Total other comprehensive income (loss)	664	312	2,303	836

Comprehensive income	$5,706	$3,541	$15,196	$8,829

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Operating activities
Net income	$12,893	$7,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,966	2,658
Stock-based compensation	1,845	1,195
Provision for (recovery of) doubtful accounts	152	52
Provision for inventory write-downs	272	280
Foreign currency transaction loss	(34)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(50)	(68)
Inventory and other deferred costs	(1,330)	(216)
Prepaid expenses and other assets	(1,403)	(390)
Accounts payable and other liabilities	787	1,199

Net cash provided by operating activities	16,098	12,702
Investing activities
Purchases of property and equipment and other assets	(4,780)	(1,830)
Payments related to acquisitions	—	(2,368)

Net cash used in investing activities	(4,780)	(4,198)
Financing activities
Payments of deferred acquisition consideration	(427)	(249)
Proceeds from issuance of common stock	5,470	1,384
Purchase of treasury stock	(778)	(183)
Common stock cash dividend paid	(3,119)	(2,487)

Net cashprovidede by (used in) financing activities	1,146	(1,535)
Effect of exchange rate changes on cash and cash equivalents	762	230

Net increase in cash and cash equivalents	13,226	7,199
Cash and cash equivalents at beginning of period	24,288	27,451

Cash and cash equivalents at end of period	$37,514	$34,650

Supplemental disclosures of cash flow information (see Note 11)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2017.

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

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Our assessment of the impact to our financial statements of adopting this standard is underway. We engaged external consultants to assist us with our analysis, which included evaluating our standard arrangements with customers, as well as arrangements specific to certain customer bases or product offerings, and reviewing a sample of actual contracts to determine whether there are additional attributes to consider beyond our standard arrangements. Although our assessment is not complete, we do not currently expect that adoption of Topic 606 will have a material impact on our consolidated financial statements. However, there will likely be changes to our revenue recognition accounting policy as well as other disclosures. Additionally, we have preliminarily determined that we will use the modified retrospective method of adoption.

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

Our 2017 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items and lower statutory rates from our foreign subsidiaries. Additionally, in the second and third quarters of 2017, we recognized certain discrete items primarily related to the exercise of stock options. Our 2016 income tax expense varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2017, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $451,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2017
(in thousands)
Unrecognized tax benefits as of December 31, 2016	$390
Additions for tax positions of current year	66
Additions for tax positions of prior years	—
Reductions for settlements with taxing authorities.	—
Reductions for lapses of the applicable statutes of limitations	(5)

Unrecognized tax benefits as of September 30, 2017	$451

As of September 30, 2017, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2014 and forward
Foreign	2010 and forward

3.	Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$3,657	$2,810
Work-in-process	3,491	2,489
Finished products	11,944	11,662
Other deferred costs	2,003	2,617

Total inventory and other deferred costs	$21,095	$19,578

We had inventory on consignment of $1.3 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively.

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

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with additional payments of up to $6 million, depending upon the satisfaction of certain contingencies. A payment of $2 million is due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees are not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that will be paid to retained employees and that is contingent on their continuing employment, approximately $0.9 million, is being accounted for as post-combination compensation expense rather than purchase consideration. There are also two potential earn-outs under the agreement. The first earn-out is calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeds $6 million, with such payout not to exceed $2 million. The second earn-out is calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeds $9 million, with such payout not to exceed $2 million.

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

The following table summarizes the preliminary purchase price allocation as of September 30, 2017:

Allocated Fair Value
(in thousands)
Accounts receivable	$394
Deferred cryopreservation costs	2,583
Equipment and supplies	125
Accounts payable	(286)
Intangible assets	4,544
Goodwill	5,599

Purchase price	$12,959

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$180	5.0 years
Tradename	271	9.0 years
Procurement contracts	617	9.0 years
Technology	2,793	10.5 years
Customer relationships	683	12.5 years

Total intangible assets	$4,544

The weighted-average amortization period of the acquired intangible assets was 10.3 years.

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, 25% of which was paid in the quarter ended September 30, 2016 and the remaining 25% of which was paid in the quarter ended March 31, 2017. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and will be re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the nine months ended September 30, 2017, the amount of the adjustment was not material to our financial statements.

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

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for a purchase price of approximately $1.4 million. We paid $1.1 million at the closing with the remaining $0.3 million paid at various points in 2016 and 2017. We accounted for the acquisition as a business combination. Assets acquired included inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

The following table summarizes the purchase price allocation at the date of the acquisition:

Allocated Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the allocation of the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Product technology	391	7.0 years
Customer relationships	17	3.0 years

Total intangible assets	$545

5.	Goodwill and Other Intangibles

Goodwill consists of the following as of September 30, 2017:

(in thousands)
Balance at December 31, 2016	$23,426
Purchase accounting adjustments	257
Effects of currency exchange	167

Balance at September 30, 2017	$23,850

Other intangible assets consist of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$10,271	$4,694	$5,577	$10,173	$4,017	$6,156
Trademarks and licenses	1,949	1,445	504	1,939	1,359	580
Customer relationships	5,372	3,142	2,230	5,216	2,588	2,628
Other intangible assets	1,574	1,216	358	1,558	1,025	533

Total identifiable intangible assets	$19,166	$10,497	$8,669	$18,886	$8,989	$9,897

These intangible assets are being amortized over their useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of September 30, 2017 is 9.1 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amortization expense	$443	$385	$1,353	$1,170

6.	Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Compensation and related taxes	$5,715	$6,124
Income and other taxes	544	312
Professional fees	43	122
Other	2,501	2,246

Total	$8,803	$8,804

Other long-term liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Aquisition-related liabilities	$159	$1,253
Deferred rent	534	394
Income taxes	208	200
Other	197	154

Total	$1,098	$2,001

7.	Segment and Enterprise-Wide Disclosures

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
United States	$14,506	$13,718	$43,485	$37,180
Germany	2,885	2,651	8,624	7,920
Other countries	7,431	6,847	22,605	20,763

Net Sales	$24,822	$23,216	$74,714	$65,863

8.	Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock option awards	$723	$354	$1,347	$809
Restricted stock units	164	179	498	386

Total share-based compensation	$887	$533	$1,845	$1,195

Stock-based compensation is included in our statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$46	$46	$141	$117
Sales and marketing	78	129	309	271
General and administrative	718	314	1,261	708
Research and development	45	44	134	99

Total stock-based compensation	$887	$533	$1,845	$1,195

Included in stock-based compensation expense for the three and nine months ended September 30, 2017 is a stock option modification charge of $0.5 million for awards that are being allowed to continue to vest for approximately one year beyond the requisite service period associated with the recent departure of our President of International Operations. This expense is included in the caption “General and administrative” above.

Options granted during the nine months ended September 30, 2017 were not material. During the nine months ended September 30, 2016, we granted options to purchase 511,000 shares of our stock to employees and non-employee directors. We computed the weighted average fair values of employee stock options for option grants issued during the nine months ended September 30, 2016 using the Black-Scholes option model with the following assumptions:

2016
Dividend yield	1.3%
Volatility	34.5%
Risk-free interest rate	1.2%
Weighted average expected option term (in years)	5.5
Weighted average fair value per share of options granted	$4.04

Restricted stock awards during the nine months ended September 30, 2017 were not material. During the nine months ended September 30, 2016 we awarded restricted stock units of 126,000 to employees. The weighted-average fair value per share of restricted stock unit awards issued for the nine months ended September 30, 2016 was $14.11.

We issued approximately 702,000 and 285,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the nine months ended September 30, 2017 and 2016, respectively.

9.	Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$5,042	$3,229	$12,893	$7,993

Weighted average shares outstanding	19,124	18,524	18,859	18,423

Basic earnings per share	$0.26	$0.17	$0.68	$0.43

Diluted:
Net income available for common stockholders	$5,042	$3,229	$12,893	$7,993

Weighted-average shares outstanding	19,124	18,524	18,859	18,423
Common stock equivalents, if dilutive	1,023	724	1,111	680

Shares used in computing diluted earnings per common share	20,147	19,248	19,970	19,103

Diluted earnings per share	$0.25	$0.17	$0.65	$0.42

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	—	426	1	143

10.	Stockholders’ Equity

Share Repurchase Program

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program expired on July 25, 2017. We did not make any repurchases under this program prior to its expiration.

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2018 or when the $7.5 million repurchase limit is reached, unless extended by our Board of Directors. To date, we have not made any repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On October 24, 2017 our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on December 7, 2017 to stockholders of record at the close of business on November 22, 2017, which will total approximately $1.1 million.

11.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2017	2016
	(in thousands)
Cash paid for income taxes, net	$2,953	$2,809
Shares withheld to satisfy RSU tax withholdings	$778	$183

12.	Fair Value Measurements

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

As of September 30, 2017, we had cash equivalents in a money market fund that was valued using Level 1 inputs (quoted market prices for identical assets) at a fair value of $19.0 million.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2017.

As discussed in Note 4, we have contingent liabilities related to certain of our acquired businesses. These liabilities are or have been remeasured each reporting period using Level 3 techniques to assess the probability that we will be required to make future payments, and to estimate the amount of those payments. During the nine months ended September 30, 2017 we made fair-value adjustments to our contingent liabilities of $0.6 million.

13.	Accumulated Other Comprehensive Loss

	Nine months ended September 30,
	2017	2016
	(in thousands)
Beginning balance	$(4,583)	$(4,049)
Other comprehensive income (loss) before reclassifications	2,303	836
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(2,280)	$(3,213)

Changes to our accumulated other comprehensive loss consisted of foreign currency translation for the nine months ended September 30, 2017 and 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation into patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices approximates $5 billion, within which our product lines address roughly $870 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, synthetic vascular grafts, and valvulotomes. With the November 10, 2016 acquisition of the RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular tissue.

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

Our business opportunities include the following:

•	the long-term growth of our direct sales force in North America, Europe, Asia and the Pacific Rim;

•	the addition of complementary products through acquisitions;

•	the updating of existing products and introduction of new products through research and development;

•	the introduction of our products in new territories upon receipt of regulatory approvals or registrations in these territories; and

•	the consolidation of, and automation of, product manufacturing at our facilities in our Burlington, Massachusetts corporate headquarters.

We sell our products and services primarily through a direct sales force. As of September 30, 2017 our sales force was comprised of 89 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Mississauga, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have processing facilities in Fox River Grove, Illinois and North Melbourne, Australia. During the nine month periods ended September 30, 2017 and 2016, approximately 93% and 92%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.

Historically, we have experienced success in lower-rivalry niche product segments, for example the market segments for biologic vascular patches and valvulotomes. In the biologic vascular patch market the number of competitors is limited, and we believe that we have been able to increase segment share and increase selling prices, mainly due to the strength of our sales force. In the valvulotome market, we have been able to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as laparoscopic cholecystectomy catheters and synthetic grafts, where we face stronger competition from larger companies with greater resources and lower production costs. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

We have also experienced success in international markets, such as Europe, where we sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of the North America, we will likely experience downward pressure on our gross margin.

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

We anticipate that the expansion of our direct sales organization in China will result in increased sales, marketing and regulatory expenses during 2017. As of September 30, 2017 we had seven employees in China.

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

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2015, we launched the 15-cm AnastoClip AC.

•	In October 2016, we launched additional sizes of our XenoSure patch.

•	In December 2016, we launched the 7.0mm diameter Omniflow II graft.

•	In October 2017, we launched XenoSure pledgets.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington facility. We expect these plant consolidations will result in improved production control, as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In March 2015, we initiated a project to transfer the manufacturing of the newly acquired angioscope product line to our Burlington facility. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•	In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line to our Burlington facility. We have been purchasing the devices from UreSil, LLC since the acquisition. We completed this transition in the first half of 2017.

•	In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line to our Burlington facility. We have an agreement to purchase the product from Hancock Jaffe Laboratories for up to three years following the closing. We initiated the transfer of the production line and transition of manufacturing in 2016, and we expect the transfer to be complete in 2018, subject to regulatory approval.

•	In the fourth quarter of 2017, we expect to complete the renovation of our Burlington facility, where we expect several of our biologic offerings, including the XenoSure patch and the ProCol biologic graft, will be produced or processed. We believe the cost of the facility renovation will be approximately $2.3 million, of which approximately $1.8 million has been incurred through September 30, 2017.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2017, approximately 42% of our sales were to customers located outside the United States. We expect that foreign currencies will continue to represent a significant percentage of our future sales. Selling, marketing, and administrative costs related to these sales are largely denominated in the local currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is a decrease in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will record less revenue in U.S. dollars than we did prior to the rate increase. For the nine months ended September 30, 2017, the effects of changes in foreign exchange rates decreased our reported sales by approximately $0.3 million.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016.

The following tables set forth, for the periods indicated, our results of operations, net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended Sept ember 30,			Nine months ended September 30,
(unaudited)	2017	2016	Percent change	2017	2016	Percent change
	($ in thousands)
Net sales	$24,822	$23,216	7%	$74,714	$65,863	13%
Net sales by geography:
Americas	$15,442	$14,528	6%	$46,511	$39,594	17%
International	9,380	8,688	8%	28,203	26,269	7%

Total	$24,822	$23,216	7%	$74,714	$65,863	13%

Net sales. Net sales increased $1.6 million or 7% to $24.8 million for the three months ended September 30, 2017, compared to $23.2 million for the three months ended September 30, 2016. Sales increases for the three months ended September 30, 2017 were due in large part to sales of our RestoreFlow service offering (acquired in the fourth quarter of 2016) of $1.6 million. Other products with increased sales included carotid shunts of $0.4 million and Omniflow II biosynthetic vascular grafts of $0.2 million, which were offset by lower sales of valvulotomes of $0.6 million.

Net sales increased $8.8 million or 13% to $74.7 million for the nine months ended September 30, 2017, compared to $65.9 million for the nine months ended September 30, 2016. Sales increases for the nine months ended September 30, 2017 were due in large part to sales of our RestoreFlow service offering of $4.4 million. Other products with increased sales included biologic vascular patches of $2.8 million, carotid shunts of $0.9 million, Omniflow II biosynthetic vascular grafts of $0.6 million, and vessel closure systems of $0.6 million, which were offset by lower sales of valvulotomes of $0.7 million.

Direct-to-hospital net sales were 93% and 92% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Net sales by geography. Net sales in the Americas increased $0.9 million or 6% for the three months ended September 30, 2017. The increase was due in large part to sales of our RestoreFlow service offering of $1.6 million, and increased sales of carotid shunts of $0.3 million. These increases were partially offset by lower valvulotome sales of $0.8 million and biologic vascular patches of $0.3 million. International net sales for the three months ended September 30, 2017 increased $0.7 million or 8% due mainly to higher sales of biologic vascular patches of $0.2 million and valvulotomes of $0.2 million, as well as carotid shunts, biosynthetic vascular grafts and polyester vascular grafts, each of $0.1 million.

Net sales in the Americas increased $6.9 million for the nine months ended September 30, 2017. The increase was due in large part to sales of our RestoreFlow service offering of $4.4 million, as well as our ProCol biologic grafts of $0.4 million. We also recorded increased sales of our biologic vascular patches of $1.8 million, vessel closure systems of $0.5 million and carotid shunts of $0.6 million. These increases were partially offset by lower sales of valvulotomes of $0.8 million. International net sales for the nine months ended September 30, 2017 increased $1.9 million, or 7%, due mainly to higher sales of biologic vascular patches, Omniflow II biosynthetic grafts and powered phlebectomy devices, partially offset by decreased sales of catheters and ePTFE vascular grafts.

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2017	2016	$ Change	Percent change	2017	2016	$ Change	Percent change
	($ in thousands)
Gross profit	$17,577	$17,019	$558	3%	$52,446	$46,742	$5,704	12%
Gross margin	70.8%	73.3%	*	(2.5%)	70.2%	71.0%	*	(0.8%)

*	Not applicable

Gross Profit. Gross profit increased $0.6 million to $17.6 million for the three months ended September 30, 2017, while gross margin decreased by 250 basis points to 70.8%. The gross margin decrease was mainly the result of the addition of our RestoreFlow service offering in November 2016, which carries comparatively lower gross margins than our other products, as well as lower valvulotome sales and an unfavorable geographic mix of our revenues. These factors were offset partially by pricing increases in 2017 as well as the effects of foreign exchange.

Gross profit increased $5.7 million to $52.4 million for the nine months ended September 30, 2017, while gross margin decreased by 80 basis points to 70.2% in the period. The gross margin decrease was mainly the result of the addition of our RestoreFlow service offering in November 2016, which carries comparatively lower gross margins than our other products, as well as lower valvulotome sales, which were partially offset by pricing increases, favorable geographic and product mix, and the effects of foreign exchange.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2017	2016	$ Change	Percent change	2017	2016	$ Change	Percent change
Sales and marketing	$6,201	$6,541	$(340)	(5%)	$19,754	$19,353	$401	2%
General and administrative	4,562	3,595	967	27%	12,857	10,343	2,514	24%
Research and development	1,761	1,539	222	14%	5,053	4,619	434	9%

Total	$12,524	$11,675	$849	7%	$37,664	$34,315	$3,349	10%

	Three months ended September 30,			Nine months ended September 30,
	2017 % of Net Sales	2016 % of Net Sales	Change	2017 % of Net Sales	2016 % of Net Sales	Change
Sales and marketing	25%	28%	(3%)	26%	29%	(3%)
General and administrative	18%	15%	3%	17%	16%	1%
Research and development	7%	7%	0%	7%	7%	0%

Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2017 decreased $0.3 million or 5% vs. the September 30, 2016 period. Decreases were mainly driven by a decline in compensation-related costs of $0.2 million related to fewer direct sales representatives as well as the vacancy in the position of Vice President Sales, The Americas. Sales meeting expense also decreased $0.1 million due to an event held in the 2016 period that was not held in the 2017 period.

For the nine months ended September 30, 2017, sales and marketing expenses increased $0.4 million or 2% to $19.8 million. The increase was primarily driven by increased compensation-related expenses, related to an increase in the average number of sales representatives during the comparative periods, from 91 in 2016 to 93 in 2017. As a percentage of net sales, sales and marketing expense decreased to 26% in the nine months ended September 30, 2017 from 29% in the prior year period due to higher sales in the current period.

General and administrative. For the three months ended September 30, 2017, general and administrative expenses increased $1.0 million or 27% to $4.6 million. Included in the current period is a charge of $0.5 million related to a stock option award modification associated with the recent departure of our President of International Operations. We also had higher compensation costs of $0.2 million, acquisition-related charges of $0.2 million, and recruiting fees of $0.1 million.

For the nine months ended September 30, 2017, general and administrative expenses increased $2.5 million, or 24%, to $12.9 million. Increases included the aforementioned stock option award modification charge, higher compensation costs of $0.5 million, acquisition-related charges of $0.6 million, facility-related costs of $0.5 million in connection with expanding our Burlington manufacturing operations, and professional service fees of $0.3 million. As a percentage of net sales, general and administrative expenses increased to 17% for the nine months ended September 30, 2017 as compared to 16% for the year-earlier period.

Research and development. Research and development expenses for the three months ended September 30, 2017 increased $0.2 million or 14% to $1.8 million, primarily due to higher professional services and testing costs.

For the nine months ended September 30, 2017, research and development expenses increased $0.4 million or 9%, to $5.1 million. Increases were primarily due to higher compensation costs as well as higher product testing expenses related to clinical and regulatory.

Income tax expense. We recorded a tax provision of $31,000 on pre-tax income of $5.1 million for the three months ended September 30, 2017, compared to a $2.1 million tax provision on pre-tax income of $5.3 million for the three months ended September 30, 2016. We recorded a tax provision of $1.9 million on pre-tax income of $14.8 million for the nine months ended September 30, 2017, compared to $4.4 million on pre-tax income of $12.4 million for the nine months ended September 30, 2016. Our effective income tax rate was 0.6% and 12.8% for the three and nine month periods ended September 30, 2017. Our tax expense for the current period is based on an estimated annual effective tax rate of 36.8%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

Our effective income tax rate was 39.2% and 35.6% for the three and nine month periods ended September 30, 2016. Our 2016 provision was based on the estimated annual effective tax rate of 34.8%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2016 varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of September 30, 2017, we have provided a valuation allowance of $1.9 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

We expect that our effective tax rate will remain somewhat inconsistent for the remainder of 2017 due to the timing of exercises of certain employee stock options. We expect our 2017 effective tax rate will be lower than our 2016 effective tax rate mainly due to exercises of stock options in 2017.

Liquidity and Capital Resources

At September 30, 2017, our cash and cash equivalents were $37.5 million as compared to $24.3 million at December 31, 2016. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of operating bank accounts and money market funds, and are stated at cost, which approximates fair value. All of our cash held outside of the United States is available for corporate use, with the exception of $7.8 million held by certain international subsidiaries where earnings are planned to be permanently reinvested.

On July 25, 2016, our Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. We did not make any repurchases under this program prior to its July 25, 2017 expiration.

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

We recognized operating income of $14.8 million for the nine months ended September 30, 2017. For the year ended December 31, 2016, we had operating income of $16.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22, 2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On October 24, 2017 our Board of Directors approved a quarterly cash dividend on our common stock of $0.055 per share payable on December 7, 2017 to stockholders of record at the close of business on November 22, 2017, which will total approximately $1.0 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2017	2016	Net Change
Cash and cash equivalents	$37,514	$34,650	$2,864
Cash flows provided by (used in):
Operating activities	$16,098	$12,702	$3,396
Investing activities	(4,780)	(4,198)	(582)
Financing activities	1,146	(1,535)	2,681

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $16.1 million for the nine months ended September 30, 2017, consisting of $12.9 million in net income adjusted for non-cash items of $5.2 million (including depreciation and amortization of $3.0 million, stock-based compensation of $1.8 million, and provisions for inventory write-offs and doubtful accounts of $0.4 million) and offset by changes in working capital of $2.0 million. The net cash used for working capital was driven by increases in inventory of $1.3 million, accounts receivable of $0.1 million and prepaid expenses and other current assets of $1.4 million, offset by a decrease in accounts payable and other liabilities of $0.8 million.

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

Net cash used in investing activities. Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2017. This was primarily driven by expenditures on leasehold improvements and equipment associated with the expansion of our Burlington facility.

Net cash used in investing activities was $4.2 million for nine months ended September 30, 2016, driven by $2.4 million of cash paid in connection with our acquisition of the ProCol biologic vascular grafts, as well as purchases of property and equipment of $1.8 million primarily associated with the expansion of our Burlington facility

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2017, consisting of proceeds from stock option exercises of $5.5 million, offset by dividend payments of $3.1 million, shares withheld to satisfy employee taxes on restricted stock vesting of $0.8 million and payments related to prior acquisitions of $0.4 million.

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2016, driven primarily by payments of common stock dividends of $2.5 million, partially offset by proceeds from stock option exercises, net of shares withheld to satisfy employee taxes on restricted stock vesting of $1.2 million. We also made payments related to our prior acquisitions of $0.2 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2016 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2017. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718, Compensation – Stock Compensation. The new standard is effective for us beginning January 1, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, FASB issued ASU 2017-04, which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Our assessment of the impact to our financial statements of adopting this standard is underway. We engaged external consultants to assist us with our analysis, which included evaluating our standard arrangements with customers, as well as arrangements specific to certain customer bases or product offerings, and reviewing a sample of actual contracts to determine whether there are additional attributes to consider beyond our standard arrangements. Although our assessment is not complete, we do not currently expect that adoption of Topic 606 will have a material impact on our consolidated financial statements. However, there will likely be changes to our revenue recognition accounting policy as well as other disclosures.

Additionally, we have preliminarily determined that we will use the modified retrospective method of adoption.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2017. In November 2016, we acquired substantially all of the assets of the RestoreFlow allograft business from Restore Flow Allografts LLC. This acquired business, which during the nine months ended September 30, 2017 comprised 5.9% of our revenues and as of that date comprised approximately 2.5% of our total assets, is excluded from our evaluation of internal control over financial reporting.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of assessing the effectiveness of internal control over financial reporting for the acquired RestoreFlow allograft business.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 1, 2017, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2017 through July 31, 2017	27,291	$28.51	N/A	N/A
August 1, 2017 through August 31, 2017	—		N/A	N/A
September 1, 2017 through September 30, 2017	—		N/A	N/A

Total	27,291	$28.51	N/A	N/A

(1)	For the three months ended September 30, 2017, we withheld 27,291 shares of common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2017.

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