Form 10-Q/A
period 2017-03-31
LEMAITRE VASCULAR INC
filed 2018-01-16
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 originally filed with the U.S. Securities and Exchange Commission on May 4, 2017 (the “Original Form 10-Q”) for the purpose of correcting disclosures provided in Item 4. Controls and Procedures, which inadvertently omitted the conclusions of our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures.

The Amendment includes only Item 4. Controls and Procedures, the Exhibit Index in Item 6, and Exhibits 31 and 32 of the Original Form 10-Q. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the date of the Original Form 10-Q.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is in the process of assessing the effectiveness of internal control over financial reporting for the acquired RestoreFlow allograft business.

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