Form 10-Q/A
period 2017-06-30
LEMAITRE VASCULAR INC
filed 2018-01-16
CIK 1158895

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 19,022,966 shares of common stock, $.01 par value per share, outstanding as of July 31, 2017.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three month and six month periods ended June 30, 2017 originally filed with the U.S. Securities and Exchange Commission on August 3, 2017 (the “Original Form 10-Q”) for the purpose of correcting disclosures provided in Item 4. Controls and Procedures, which inadvertently omitted the conclusions of our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

5