Form 10-Q/A
period 2017-09-30
LEMAITRE VASCULAR INC
filed 2018-01-16
CIK 1158895

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three month and nine month periods ended September 30, 2017 originally filed with the U.S. Securities and Exchange Commission on August 3, 2017 (the “Original Form 10-Q”) for the purpose of correcting disclosures provided in Item 4. Controls and Procedures, which inadvertently omitted the conclusions of our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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