Form 10-K/A
period 2016-12-31
LEMAITRE VASCULAR INC
filed 2018-02-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 (the “Amendment No. 2”) to our Annual Report on Form 10-K for the year ended December 31, 2016 originally filed with the U.S, Securities and Exchange Commission on March 9, 2017 (the “Original Form 10-K”). We had previously amended the Original Form 10-K on January 12, 2018 for the purpose of correcting disclosures provided in Item 9A. Controls and Procedures, which inadvertently omitted the conclusions of our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures. However, in that amended filing we did not include the Report of Independent Registered Public Accounting Firm (the “Report”) as required under Item 9A. In this Amendment No. 2 we have included the Report.

This Amendment No. 2 includes only Item 9A. Controls and Procedures, the Exhibit Index in Part IV, Item 15 and Exhibits 31 and 32 of the Original Form 10-K. Those sections of the Original Form 10-K that are unaffected by this Amendment No. 2 are not included herein. This Amendment No. 2 continues to speak as of the date of the Original Form 10-K. Furthermore, this Amendment No. 2 does not reflect events occurring after the date of the Original Form 10-K.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 8, 2017

PART IV

Item 15. Exhibits and Financial Statement Schedules		Filed Herewith

a) Documents filed as part of this Report.

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)	X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)	X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)	X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2018.

LEMAITRE VASCULAR, INC.

By:	/s/ JOSEPH P. PELLEGRINO, JR.
Joseph P. Pellegrino, Jr.,
Chief Financial Officer and Director