Form 10-K
period 2017-12-31
LEMAITRE VASCULAR INC
filed 2018-03-09
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☑    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2017 was: $ $404,852,999. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

At March 2, 2018, the registrant had 19,281,268 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2017 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or terminations of distribution arrangements that we may make. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, EndoRE, Expandable LeMaitre Valvulotome, Glow ‘N Tell, Inahara-Pruitt, InvisiGrip, LeverEdge, LifeSpan, MollRing Cutter, MultiTASC, Omniflow, ProcCol, Pruitt, Pruitt F3, Pruitt-Inahara, Reddick, RestoreFlow, VascuTape, TRIVEX, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AlboSure, Flexcel, Periscope and VCS are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services for the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons. Our diversified portfolio of peripheral vascular devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, and includes the HYDRO Expandable LeMaitre Valvulotome, the XenoSure biologic patch, the Pruitt F3 Carotid Shunt and VascuTape Radiopaque Tape. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market that our core product lines address is approximately $870 million.

We sell our products and services primarily through a direct sales force. As of December 31, 2017 our sales force was comprised of 90 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other geographies through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our European operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Vaughn, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia. In 2017, approximately 93% of our net sales were generated in territories in which we employ direct sales representatives.

The Peripheral Vascular Disease Market

Based on industry statistics, we estimate that peripheral vascular disease affects more than 200 million people worldwide and that the annual worldwide market for all peripheral vascular devices exceeds $5 billion. The disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms, or organs other than the heart become narrowed, obstructed, weakened, or otherwise compromised. In many cases peripheral vascular disease goes undetected, sometimes leading to life-threatening events including stroke, ruptured aneurysm, pulmonary embolism or death. We believe that the peripheral vascular disease market will grow due to the increase in the incidence and diagnosis rates of peripheral vascular disease, a shift by doctors to prescribing higher-priced endovascular devices, and the adoption of western healthcare standards by the developing world. We believe that our strong brands, established sales force, evolving suite of peripheral vascular device offerings, and broad network of vascular surgeon customers position us to capture an increasing share of this large and growing market.

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

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 3,300 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, and that there are more than 3,000 vascular surgeons in Europe, Asia and the Pacific Rim. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both conventional open vascular surgeries and endovascular procedures. Conventional open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging technologies. We estimate that in 2017, 89% of our net sales were from devices used in open vascular procedures.

Our Business Strategies

We have grown our business by using a three-pronged strategy: focusing on the vascular surgeon call point, competing for sales in low rivalry niche markets, and expanding our growth platform through our worldwide direct sales force as well as acquiring and developing complementary vascular devices.

•	Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2017 approximately 75% of our sales were to this type of specialist. As vascular surgeons are typically positioned to be able to perform both conventional open vascular surgeries and minimally invasive endovascular procedures, we have the opportunity to sell devices in both the open and endovascular markets to the same end user.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche product and services segments. We believe that the relative lack of competitive focus on these segments by larger competitors who may have greater resources than we do, as well as the differentiated features and consistent quality of our products, allow for us to establish both higher selling prices and market share gains in these markets. In recent years we have also sought to sell complementary offerings into larger, more competitive market segments, particularly when we believe that our offerings in those segments are highly differentiated, such as the Omniflow biosynthetic graft or the RestoreFlow human tissue cryopreservation services

•	Direct sales force expansion, and the addition of complementary products through acquisitions and research and development. We sell our products primarily through a direct sales force in North America, Europe, Asia and the Pacific Rim. Since 1998, we have built our sales force from zero to 90 direct sales representatives. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we sell our products through distributors. For the year ended December 31, 2017, however, approximately 93% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our significant experience in acquiring and integrating product lines and businesses is one of our competitive advantages. We evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new segments and geographies in order to further access the broader peripheral vascular device market.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the predecessor to our 1.5mm HYDRO LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 15 product lines.

We have completed 19 acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s) and Services
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Balloon catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Polycarbonate grafts
2004	VCS Clip	Vessel closure system
2005	Endomed	Stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon Technology	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic patches
2013	Clinical Instruments	Carotid Shunts and Embolectomy Catheters
2013	TRIVEX	Powered phlebectomy system
2014	Xenotis Pty Ltd	Biosynthetic grafts
2014	Angioscope	Fiberoptic catheters
2015	Tru-Incise (for sale outside of the US)	Valvulotomes
2016	ProCol	Biologic graft
2016	RestoreFlow Allografts	Human tissue cryopreservation services

With the exception of the remote endarterectomy devices, powered phlebectomy systems, cryopreserved allograft services, biosynthetic grafts and our ProCol biologic vascular grafts, we have relocated the manufacturing operations associated with our 19 acquisitions to our Burlington, Massachusetts headquarters and we continue to look at ways to make our operations more efficient. The manufacture of our biosynthetic vascular grafts take place in our North Melbourne, Australia facility and the human tissue processing and cryopreservation operations associated with RestoreFlow allografts take place in our Fox River Grove, Illinois facility.

Our Products and Services

We have a portfolio of 15 product lines, most of which are designed for use in open vascular surgery. We also provide services related to the processing and cryopreservation of human vascular tissue. Our products and services address various anatomical areas including the carotid, lower extremities, upper extremities, aorta and other areas. In 2017, the lower extremities product lines and services were 51% of revenues, the carotid product lines comprised 32% of our revenues, and other areas combined were 17%. In 2016, the lower extremities product lines and services were 51% of revenues, the carotid product lines comprised 31% of our revenues, and other areas combined were 18%. In 2015, the lower extremities product lines were 53% of revenues while the carotid product lines were 29% and other areas combined were 18%. No single product line accounted for more than 25% of our revenues in 2017, 2016 or 2015.

Of our 15 product offerings, three are biologic devices that are implanted in the patient, and one is the service of processing and cryopreserving human tissue for implantation into the patient. These include the XenoSure patch (bovine pericardium), ProCol graft (bovine mesenteric vein), Omniflow II biosynthetic graft (ovine tissue and synthetic mesh) and the RestoreFlow Allograft cryopreserved graft (human tissue). As a percentage of sales, these product lines represented 34% in 2017, 27% in 2016 and 21% in 2015.

Angioscopes

The LeMaitre Disposable Angioscope is a fiberoptic catheter used for viewing the lumen of a blood vessel. It also provides direct visualization of valves during in-situ bypass procedures.

Balloon Catheters for Embolectomy, Occlusion and Perfusion

Our LeMaitre line of embolectomy catheters is used to remove blood clots from arteries or veins. We manufacture single-lumen latex and latex-free embolectomy catheters as well as dual-lumen latex embolectomy catheters. The dual-lumen embolectomy catheter allows clot removal and simultaneous irrigation or guide-wire trackability. Occlusion catheters temporarily occlude blood flow to allow the vascular surgeon time and space to complete a given procedure. Perfusion catheters temporarily perfuse blood and other fluids into the vasculature. Our Pruitt line of occlusion and perfusion catheters reduces vessel trauma by using internal balloon fixation rather than traditional external clamp fixation.

Carotid Shunts

Our Pruitt F3, Pruitt-Inahara and Flexcel carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3 and Inahara-Pruitt shunts feature internal balloon fixation that eliminates the need for clamps, thereby reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to secure their shunt with externally placed clamps.

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

Valvulotomes

Our 1.5mm HYDRO LeMaitre Valvulotomes, Over-The-Wire LeMaitre Valvulotomes, Tru-Incise valvulotomes, and LeMills Valvulotomes cut valves primarily in the saphenous vein, a vein that runs from the foot to the groin, so the vein can function as an artery to carry blood past diseased arteries to the lower leg or the foot. We believe our valvulotomes reduce costs for hospitals by enabling less invasive bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications.

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

Our Omniflow II Biosynthetic Vascular Graft is a composite of cross-linked ovine collagen with a polyester mesh endoskeleton. It is used to bypass or replace diseased leg arteries and to create dialysis access sites.

Our ProCol biologic graft is a bovine mesenteric vein vascular graft used for dialysis access in patients with a previously failed synthetic graft.

Through our RestoreFlow allograft business, we provide human tissue cryopreservation services, in particular the processing and cryopreservation of veins and arteries. Our RestoreFlow Allografts are cryopreserved human tissue grafts, including saphenous veins, femoral veins and arteries, and aortoiliac arteries. These allografts are used in variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections. Currently they are only available for distribution in the United States and Canada.

Vascular Patches

Our XenoSure Biologic Vascular Patch is made from bovine pericardium, and is used primarily for closure of vessels after surgical intervention.

Our AlboSure Vascular Patch is a polyester patch. Vascular surgeons use patches in conjunction with carotid endarterectomy, femoral endarterectomy, and other vascular reconstructions.

Vessel Closure Systems

Our AnastoClip AC and AnastoClip GC vessel closure systems attach vessels to one another with titanium clips instead of sutures. These vessel closure systems create an interrupted anastomosis that expands and contracts as the vessel pulses, which surgeons believe improves the durability of the anastomosis. The AnastoClip AC closure system also facilitates compliant dura closure in neuro applications. It does not penetrate the dura, which eliminates cerebrospinal fluid leakage from suture holes allowing for reduced operating room time.

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

Sales and Marketing

As of December 31, 2017, we employed 90 field sales representatives. We believe that the expansion of our direct sales force since 1998 has been a key factor in our success, and it remains one of our primary long-term strategies.

Outside our direct markets, we generally sell our products through country-specific distributors. We seek to sign distribution agreements with distributors for terms of up to five years, frequently specifying minimum annual sales volumes. These agreements are renewable by mutual agreement between us and the distributor. From time to time, when we determine that it would be financially advantageous for us to sell directly in a country, we terminate our distributor(s) in that country. In August 2015, we agreed to terminate our agreement with a distributor in Finland in order to begin selling direct-to-hospital in Finland as of January 1, 2016. In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd., a Chinese distribution and logistics company, and began selling our Chinese market products to Meheco in 2016. Meheco then sold our products to multiple sub-distributors who then sold to Chinese hospitals. This agreement expired in December 2017, and we are currently in the process of signing distribution agreements with multiple sub-distributors in order to sell our products directly to those sub-distributors.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development and continued success. We believe that direct marketing allows us to market to vascular surgeons beyond the reach of our direct sales force.

We also provide training to medical professionals as means of promoting our products. We aim to add value to our vascular surgeon customers by providing training opportunities on specific vascular surgery procedures including, among others, in situ or peripheral bypass, carotid endarterectomy, phlebectomy and interrupted anastomosis.

Research and Development

Our research and development has historically focused on developing enhancements and extensions to our existing product lines. Our current product development efforts are primarily focused on the open vascular space and are largely improvements to our existing devices. In 2017, our efforts were primarily focused on expanding and enhancing our biologic product lines including XenoSure and Omniflow, as well as integrating newly acquired product lines. Considerable efforts were also made to improve the design of the HYDRO valvulotome as a result of our 2016 voluntary recall. In addition, we furthered our efforts around the AnastoClip product family, with substantial testing aimed at seeking future approval for the AnastoClip GC indication for dura repair during neurosurgery in the United States.

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

In 2017, 2016 and 2015 our research and development expenditures were $6.7 million, $6.1 million and $5.5 million, respectively.

Manufacturing and Processing

Our manufacturing facilities are located in Burlington, Massachusetts, where most of our product lines are produced. We also have facilities in North Melbourne, Australia, where our Omniflow II product line is produced, and Fox River Grove, Illinois where RestoreFlow allografts are processed, cryopreserved, stored and distributed.

Following the acquisition of new product lines, we sometimes integrate manufacturing of the newly acquired lines into our Burlington operations. Our TRIVEX, EndoRE, and ProCol biologic graft products are currently manufactured by third parties, however, we expect the transition of the manufacturing of our ProCol biologic graft to be completed in 2018, subject to regulatory approval. We completed the renovation of our manufacturing facility in Burlington in 2017, in which we expect most of our biologic product lines will be produced.

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

Our Burlington and North Melbourne manufacturing facilities have been certified to ISO 13485 quality management system standards, which enables us to satisfy certain regulatory requirements of the European Union, Canada, and other foreign jurisdictions. Our Fox River Grove, Illinois facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation and licensed by certain state agencies. Our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and Notified Bodies (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” for further information. In August 2017, our Burlington facilities were audited by the U.S. Food and Drug Administration (FDA), and in January 2018, we underwent inspections by our European Notified Body. In February 2016, our Fox River Grove facility was inspected by the FDA, and in February 2018 our Australian operations were inspected by our notified body, TUV Rheinland. The results of these inspections were satisfactory.

Competition

The segments in which our product lines compete are characterized by change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Applied Medical Resources Corporation, Baxter International, Inc., Boston Scientific Corporation, Cardiovascular Systems, Inc., Medtronic, Becton, Dickinson and Company, CryoLife, Inc., Edwards Lifesciences Corporation, Getinge AB, LifeNet Health, Inc., Terumo Medical Corporation, and W. L. Gore & Associates.

The success of our products relies on effective service support as well as superior product technology, quality, product and service availability, reliability, ease of use, cost-effectiveness, physician familiarity, and brand recognition. While we also compete on the basis of price, we believe our products that are more technologically advanced than those of our competitors are sometimes sold at higher prices than those of our competitors. We believe that our continued success will depend on our ability to broaden and optimize our direct sales channel, acquire or develop additional complementary vascular device products, obtain regulatory and reimbursement approvals, maintain sufficient inventory, obtain patent or other product protections and attract and retain skilled personnel. We also compete on the basis of procedure type. The treatment of peripheral vascular disease has experienced a shift from open vascular surgery towards minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. Our ability to compete effectively with our competitors relies on keeping pace with existing or new product and technology offerings in the vascular device market, and the minimally invasive endovascular procedure segment in particular.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices, especially commodity products such as polyester and ePTFE grafts. Certain of these competitors may also have greater experience in developing and further improving products, obtaining regulatory approvals, and manufacturing and marketing such products. In the case of vascular allografts, certain competitors may have an advantage in sourcing tissue due to higher volume purchases and longer term relationships from tissue procurement organizations. Additionally, certain of our competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights.

We maintain patents in the United States, Europe and other strategic locations relating to various aspects of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2020 to 2032.

Generally, for products that we believe are appropriate for patent protection, we will attempt to obtain patents in the United States and key markets of the European Union. However, depending on circumstances, we may not apply for patents in all or any of those jurisdictions.

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

We believe that our strong brands have been an important factor in our success. We rely on common law and registered trademarks to protect our product brands. Some of our registered trademarks are LeMaitre, XenoSure, Pruitt, VascuTape, Glow ‘N Tell, RestoreFlow and Reddick, each of which is registered in the United States or the European Union or both, and in certain cases in other foreign countries.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to twelve months, but it can take longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. Nearly all of our devices currently sold in the United States are marketed pursuant to the 510(k) clearance, with the exception of our ProCol biologic vascular graft.

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Our most recent FDA inspection was in July and August 2017, the result of which was satisfactory. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

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

AATB

We voluntarily comply with the standards of the tissue bank industry’s accreditation organization, the American Association of Tissue Banks (the AATB). The AATB has established standards for tissue banking and administers an accreditation program. Compliance with the AATB’s standards are a predicate to accreditation, which must be renewed every three years. Our Fox River Grove, Illinois facility has been accredited by the AATB for the processing, storage and distribution of cardiac and vascular tissue for transplantation through May 13, 2018. The AATB is entitled to inspect accredited members at any time. The AATB most recently inspected our Fox River Grove, Illinois facility in January 2018, and the results of that inspection were satisfactory.

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

In April 2017, the European Union adopted new regulations for medical devices (MDR), which replace the Directive and apply after a three year transition period. Our products will be subject to the MDR, which require all of our products, regardless of classification, obtain a new CE mark in accordance with the new, more stringent standards under the MDR. For example, as a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. If we fail to obtain the CE marks on our products under the MDR in a timely manner, or at all, future sales of our products could be impacted.

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

In China, the China Food and Drug Administration (CFDA) Medical Device Division regulates and must approve all medical devices to be marketed and sold in China. China has a three-class risk classification system, with Class I being the lowest risk and Class III being the highest risk. Home country approval (510(k) or PMA clearance) is required as a prerequisite to any application. Additionally, the CFDA often tests finished devices at its own testing laboratory to confirm each device’s specifications. The approval process is typically lengthy and requires clinical trials. As of December 31, 2017, CFDA licenses are valid for five years from date of issuance and require renewal prior to expiration. The CFDA requires all companies located outside of China to appoint a legal entity who maintains a registered business inside of China as the license holder. After the formation of our Chinese subsidiary in 2015, we transferred our licenses from our third-party license holders to our subsidiary.

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

Patient Protection and Affordable Care Act

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the PPACA). Since January 20, 2017, the Trump administration has taken measures that create uncertainty around the future of PPACA. However, we continue to comply with its requirements that have not been explicitly suspended or repealed by legislative or executive action. For example, we continue to comply with the Physician Payments Sunshine Act, which was enacted as part of the PPACA and requires detailed public disclosure of certain payments and “transfers of value” from us to healthcare professionals, such as the payment of royalties, compensation for services provided such as training, consulting, and reimbursement for travel and meal expenses. Certain states also require us to disclose similar information or even prohibit some forms of these payments and may continue to do so regardless of the repeal or replacement the PPACA.

Employees

We had 423 employees, including 400 full-time employees, at December 31, 2017.

Financial Information by Business Segment and Geographic Data

We operate in one reportable industry segment: the design, marketing, sales, service and technical support of medical devices and implants for the treatment of peripheral vascular disease. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Information about segment revenue, revenue by geographic area and long-lived assets by geographic area is included in Note 11 to our Consolidated Financial Statements which are included elsewhere in this Annual Report. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct and indirect sales forces. No single customer accounted for more than 2% of our net sales in 2017.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in demand for the products and services we sell;

•	increased product and price competition, due to market conditions, the regulatory landscape or other factors;

•	changes in the mix of products and services we sell;

•	our pricing strategy with respect to different product lines and services;

•	strategic actions by us, such as acquisitions of businesses, products, or technologies;

•	effects of domestic and foreign economic conditions and exchange rates on our industry and/or customers;

•	the divestiture or discontinuation of a product line or other revenue generating activity;

•	the relocation and integration of manufacturing or processing operations and other strategic restructuring;

•	regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;

•	our determination whether or not to continue the payment of quarterly cash dividends;

•	costs incurred by us in connection with the termination of contractual and other relationships, including those of distributors or agents

•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;

•	changes in tax laws in the jurisdictions in which we do business;

•	the expiration, elimination or utilization of deferred tax assets such as net operating loss carry-forwards;

•	market reception of our new or improved product and service offerings; and

•	the loss of any significant customer, especially in regard to any product or service that has a limited customer base.

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

While we reported growth in operating and net income in each of the years ended December 31, 2017, 2016 and 2015, there can be no assurance we will continue to achieve significant net sales growth and/or profit growth in the future. If, for example, we are unable to effectively manage our operating expenses due to, for example, increased headcount, we may need to reduce our operating expenses in other areas in order to maintain or improve operating profitability. Decreased investment levels may inhibit future growth in net sales and earnings.

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

The treatment of peripheral vascular disease is shifting from open vascular surgery to minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open vascular surgery procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. We estimate that in 2017, 89% of our net sales were from devices used in open vascular procedures.

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

The treatment of peripheral vascular disease continues to shift from open vascular surgery to minimally invasive endovascular procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. We estimate that in 2017, 89% of our net sales were from devices used in open vascular procedures.

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

In 2016, we acquired the ProCol vascular graft, which continues to be manufactured by the company from which we acquired the device. We expect to complete the transfer of manufacturing of the ProCol vascular graft to Burlington in 2018, subject to regulatory approval; however there can be no assurances that this will be achieved on the expected timetable or that transfer costs will not exceed our expectations.

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

With respect to our RestoreFlow allografts, we rely on tissue procurement organizations to provide donated tissue to us for processing and cryopreservation. While we have relationships with multiple tissue procurement organizations, we cannot be sure that the supply of suitable human tissue will be available to us at the levels we need, in which case our revenues from allografts could be adversely affected.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located in four leased facilities located in Burlington, Massachusetts. We also have a manufacturing site in North Melbourne, Australia and a tissue processing and preservation and distribution facility in Fox River Grove, Illinois. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production or processing to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers, if available at all. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

We depend on our senior management team and other key sales and technical personnel, and if we are unable to retain them or recruit additional qualified personnel we may not be able to manage our operations and meet our strategic objectives.

We depend on the continued services of our senior management team and other key sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our key employees may terminate his or her employment with us at any time, and the loss of any of our senior management team or key employees could harm our business. Because we compete for such personnel with other companies, academic institutions, government entities, and other organizations, we may not be able to meet our future hiring needs or retain existing personnel on acceptable terms. Any loss or interruption of the services of our key personnel could also significantly reduce our ability to effectively manage our operations and meet our commercial or strategic objectives, because we cannot assure you that we would be able to find an appropriate replacement on a timely basis when the need arises. For example, the role of Vice President, Sales, The Americas has been vacant since July 8, 2017 due to the departure of the individual formerly filling that role. While we search for a replacement, our Chairman and Chief Executive Officer, George W. LeMaitre is filling that role on an interim basis, which requires significant time and attention from him. If we cannot fill that role promptly and effectively, then his time and attention will continue to be diverted to that role and our business could be adversely impacted.

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

In the years ended December 31, 2017, 2016 and 2015, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales of our 1.5mm HYDRO LeMaitre Valvulotome and with respect to sales occurring in the United States. In the past, we have been able to rely upon our intellectual property position, our well-known brands, and our established reputation in the vascular surgery device marketplace to implement price increases. We implemented a significant price increase in 2015 for our 1.5mm HYDRO LeMaitre Valvulotome, and our ability to implement additional price increases with respect to that product in the future may be limited. We also experienced an increase in net sales of our XenoSure biologic patch in 2016, which was due in part to the recall of a competitive product. That recall has since been resolved, and we have only retained a portion of the customers who switched to our product during the recall. If we are unable to retain those customers, then our XenoSure biologic patch sales could be lower than expected.

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

We derive a significant portion of our net sales from operations in markets outside of the United States. For the year ended December 31, 2017, 42% of our net sales were derived from our operations outside of the United States. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

Our distribution agreements are exclusive, where permissible, with terms of up to five years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct sales model. In order to ensure a successful market transition, we may compensate a distributor in connection with the termination of their distributorship, even where the payment of compensation is not required by contract or local law.

Following termination of any distribution agreement, we may encounter difficulties in transitioning to a direct-sales model in any country in question. The transition to a direct sales model may require us to meet regulatory requirements that were previously the responsibility of the distributor, which may subject us to additional costs. It also may take us longer than expected to find sufficient qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could reduce sales. Further, it may be difficult or impossible to transfer the assignment of a distributor’s rights to sell our products, and as a result, sales to customers may be delayed until a new agreement or approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and may be time-consuming to manage remotely, as is the case with our sales office in China. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in these transitions could negatively affect our business.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a portion of our revenue and costs is denominated in other currencies, such as the Euro, the British pound, the Japanese yen, the Canadian dollar and the Australian dollar. As of December 31, 2017, 42% of our net sales were derived from our operations outside of the United States. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Similarly, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

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

We are also subject to the FDA’s general prohibition against promoting our products for unapproved or off-label uses and to the medical device reporting regulations that require us to report to the FDA if our products may have caused or contributed to a death or serious injury, or if our device malfunctions and a recurrence of the malfunction would likely result in a death or serious injury. We must also file reports with the FDA of some device corrections and removals, and we must adhere to the FDA’s rules on labeling and promotion. If we fail to comply with these or other FDA requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take significant enforcement actions, which could harm our business, results of operations, and our reputation.

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

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of or prohibit the sale of, any of our products. For example, in 2016 and in early 2017, we voluntarily recalled certain lots of our HYDRO LeMaitre valvulotome due to an issue with the product’s closure mechanism. In February 2017, we voluntarily recalled certain lots of our Reddick cholangiogram catheter due to a labeling issue. While we took corrective actions to address these issues, there can be no assurance that there will not be a recurrence or that other problems related to our products will not develop in the future. And though the aggregate cost of these recalls to us was only $0.2 million, recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

Our products are regulated in the European Union under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC). In order to market our medical devices in the European Union, we are required to obtain CE mark certification, which denotes conformity to the essential requirements of the Medical Devices Directive. We have received CE mark certification to sell nearly all of our products. However, in April 2017, the European Union adopted new regulations for medical devices (MDR), which replace the Directive and apply after a three year transition period. Our products will be subject to the MDR, which require all of our products, regardless of classification, obtain a new CE mark in accordance with the new, more stringent standards under the MDR. For example, as a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. There can be no assurance that we will be able to obtain a CE mark for products in the future or for modifications to our existing products or in the manufacturing of our products, and obtaining a CE mark may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. If we fail to obtain new CE marks on our products under the MDR in a timely manner, or at all, future sales of our products could be impacted.

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

Our manufacturing facilities are subject to periodic inspection by European regulatory authorities and Notified Bodies, and we must demonstrate compliance with the Medical Devices Directive. Our most recent inspections by our European Notified Bodies were conducted in January and February 2018. Any failure by us to comply with European requirements in this regard may entail our taking corrective action, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with such standards in future audits.

We also pursue registrations in other jurisdictions in which we sell our devices directly, such as Japan and China. In 2015, the China Food and Drug Administration significantly increased the application fees for product registrations and imposed additional requirements for obtaining product approval, which includes requirements for conducting clinical trials to support the registration application process on newly introduced products in China. As a result, we may not seek registration for certain products where the cost is not justified. Any delay in product registrations could have a negative impact on our results of operations.

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

The issuance of a patent is not conclusive as to its validity or enforceability. Any patents we have obtained or will obtain in the future might also be invalidated or circumvented by third parties. In addition, any pending patent applications may not issue as patents or, if issued, may not provide commercially meaningful protection, as competitors may be able to design around our patents to produce alternative, non-infringing designs. Should such challenges to our patents be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. Furthermore, patents expire after a certain duration, depending on the jurisdiction in which issued. To the extent any manufacturers are successful in challenging our patents or they enter the market following the expiration of our patents, this could have an adverse impact on our business and harm our sales and operating results.

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

Risks Related to Our Common Stock

Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.

There can be significant volatility in the market price and trading volume of equity securities that is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. Shareholders may not be able to resell their shares at or above the price at which they purchased them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, a reduced volume of trading in our common stock, and other factors.

Some factors that may have a significant effect on our common stock market price include:

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

Our chief executive officer and the LeMaitre Family LLC collectively control approximately 19% of our outstanding common stock as of December 31, 2017. As a result, these stockholders, if they were to act together, would have significant influence on many matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of our other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a nearby 12,878 square foot leased facility, in Burlington, Massachusetts. Each of our Burlington leases expires in December 2023. In addition, our international operations are headquartered at a 12,841 square foot leased facility located in Sulzbach, Germany, with a lease which expires in 2023. We also own a 6,140 square foot manufacturing facility in North Melbourne, Australia and lease an 8,732 square foot processing and distribution facility in Fox River Gove, Illinois. In addition, we have smaller leased sales and marketing offices located in Canada, China, Italy, Japan, and Spain. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2017, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market under the symbol “LMAT” on October 19, 2006. The following table sets forth the high and low sales prices of our common stock as reported on The Nasdaq Global Market for the eight quarters ended December 31, 2017:

	High	Low
Year ended December 31, 2017:
First quarter ended March 31, 2017	$27.04	$19.82
Second quarter ended June 30, 2017	$33.22	$23.87
Third quarter ended September 30, 2017	$39.29	$26.37
Fourth quarter ended December 31, 2017	$39.88	$28.23

Year ended December 31, 2016:
First quarter ended March 31, 2016	$17.20	$12.03
Second quarter ended June 30, 2016	$16.87	$13.75
Third quarter ended September 30, 2016	$22.50	$13.52
Fourth quarter ended December 31, 2016	$25.87	$18.55

Holders of Record

On March 2, 2018, the closing price per share of our common stock was $35.15 as reported on The Nasdaq Global Market, and we had approximately 182 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On February 15, 2018, our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on April 5, 2018, to stockholders of record at the close of business on March 22, 2018, which will total approximately $1.4 million in payments.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the Nasdaq US Composite Index, the Nasdaq Medical Equipment Index and a peer group for the period covering from December 31, 2012, through the end of LeMaitre’s fiscal year ended December 31, 2017. The graph assumes an investment of $100.00 made on December 31, 2012, in (i) LeMaitre’s common stock, (ii) the stocks comprising the Nasdaq US Composite Index, (iii) the stocks comprising the Nasdaq Medical Equipment Index and (iv) the stocks comprising our peer group. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of LeMaitre under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	12/12	12/13	12/14	12/15	12/16	12/17
LeMaitre Vascular, Inc	100.00	142.05	138.19	316.16	469.47	594.25
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Medical Equipment	100.00	118.21	139.19	155.48	164.37	232.47
2016 Peer Group	100.00	159.05	149.48	92.43	103.63	121.75
2017 Peer Group	100.00	159.05	149.48	94.61	113.94	136.54

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

The 2017 peer group includes the following companies: AngioDynamics, Inc., Avinger, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Penumbra, Inc., and Vascular Solutions, Inc. This new peer group differs from our old peer group. Specifically, we removed Spectranetics Corp. as they were acquired by another company during 2017, and we removed Lombard Medical Systems, Inc. as their market value declined significantly.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

In the quarter ended December 31, 2017, we did not repurchase any shares of our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$100,867	$89,151	$78,352	$71,097	$64,549
Cost of sales	30,170	26,215	24,186	22,666	19,434

Gross profit	70,697	62,936	54,166	48,431	45,115
Operating expenses:
Sales and marketing	25,948	26,105	22,780	22,087	22,143
General and administrative	17,010	14,354	14,010	13,889	12,576
Research and development	6,636	6,141	5,479	4,671	5,243
Medical device excise tax	—	—	744	689	635
Restructuring charges	—	—	—	526	—
Gain on divestitures	—	—	(360)	—	—
Impairment charges	—	—	—	229	—

Total operating expenses	49,594	46,600	42,653	42,091	40,597

Income from operations	21,103	16,336	11,513	6,340	4,518
Other income (expense):
Interest income	179	81	13	1	4
Interest expense	(21)	(14)	—	(5)	(12)
Foreign currency gain (loss)	(155)	(161)	(102)	(16)	(182)

Total other income (loss)	3	(94)	(89)	(20)	(190)

Income before income tax	21,106	16,242	11,424	6,320	4,328
Provision for income taxes	3,929	5,652	3,666	2,405	1,126

Net income	$17,177	$10,590	$7,758	$3,915	$3,202

Earnings per share of common stock:
Basic	$0.91	$0.57	$0.44	$0.24	$0.21

Diluted	$0.86	$0.55	$0.42	$0.23	$0.20

Weighted-average shares outstanding:
Basic	18,961	18,485	17,764	16,614	15,317

Diluted	20,033	19,241	18,316	17,008	15,764

Cash dividends declared per common share	$0.22	$0.18	$0.16	$0.14	$0.12

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,096	$24,288	$27,451	$18,692	$14,711
Short-term marketable securities	22,564	—	—	—	—
Current assets	80,311	59,027	58,184	48,588	41,725
Total assets	126,323	101,924	90,704	81,492	70,492
Current liabilities	13,189	10,482	10,368	10,041	10,220
Long-term liabilities	3,364	3,942	2,452	3,244	3,710
Total liabilities	16,553	14,424	12,820	13,285	13,930
Total stockholders’ equity	109,770	87,500	77,884	68,207	56,562

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation to patients. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $870 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have increased our efforts to expand our vascular device offerings through new product development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

We sell our products and services primarily through a direct sales force. As of December 31, 2017 our sales force was comprised of 90 sales representatives in North America, Europe, Japan, China, Australia and New Zealand. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our international operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Vaughn, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have a processing facility in Fox River Grove, Illinois and a manufacturing facility in North Melbourne, Australia. During the years ended December 31, 2017 and 2016, approximately 93% and 92%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.

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

In recent years we have also experienced success in geographic markets outside of the United States, such as Europe, where we generally offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of the United States, we may experience downward pressure on our gross margin.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices towards our direct sales organization:

•	During 2015, we entered into definitive agreements with seven former UreSil, LLC distributors in Europe in order to terminate their distribution of our Tru-Incise valvulotome and we began selling direct-to-hospital in those geographies. The termination fee was approximately $0.2 million

•	In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products and we began selling direct-to-hospital in Finland as of January 1, 2016. The termination fee was approximately $0.2 million.

•	In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd., a Chinese distribution and logistics company, and began selling our Chinese market products to Meheco in 2016. Meheco then sold our products to multiple sub-distributors who then sold to Chinese hospitals. This agreement expired in December 2017, and we are currently in the process of signing distribution agreements with sub-distributors in order to sell our products directly to sub-distributors in China.

We anticipate that the expansion of our sales organization in China will result in increased sales, marketing and regulatory expenses during 2018. As of December 31, 2017 we had seven employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In May 2015, we acquired the production and distribution rights of UreSil LLC’s Tru-Incise valvulotome for sales outside of the United States for $1.4 million.

•	In July 2015, we entered into an asset sales agreement with Merit Medical Ireland Limited to sell our inventory, intellectual property and customer lists associated with The UnBalloon, our non-occlusive modeling catheter product line, for $0.4 million.

•	In December 2015, we terminated our InvisiGrip vein stripper product line, and wrote down $0.1 million of related inventory in Q3 2015.

•	In March 2016, we acquired substantially all of the assets as well as the production and distribution rights of the ProCol business from Hancock Jaffe Laboratories and CryoLife, Inc. for $2.7 million plus 10% of net sales for three years following the closing. ProCol is a biologic vascular graft used for dialysis access and is approved for sale in the United States.

•	In November 2016, we acquired substantially all of the assets related to the peripheral vascular allograft operations of Restore Flow Allografts, LLC for $12.0 million plus additional payments of up to $6.0 million depending upon the satisfaction of certain contingencies.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated technology and next-generation products to market. These efforts have led to the following recent product developments:

•	In December 2015, we launched the 15-cm AnastoClip AC.

•	In October 2016, we launched additional sizes of our XenoSure patch.

•	In December 2016, we launched the 7.0mm diameter size Omniflow graft.

•	In October 2017, we launched XenoSure biologic pledgets.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In March 2015, we initiated a project to transfer the manufacturing of the newly acquired angioscope product line to our facility in Burlington. We had been purchasing the devices from Applied Medical since the September 2014 acquisition and completed the transition of manufacturing to our Burlington facility in December 2015.

•	In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line to our facility in Burlington. We have been purchasing the devices from UreSil, LLC since the acquisition. The manufacturing transition was completed in 2017.

•	In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line to our facility in Burlington. We have an agreement to purchase the product from the seller, Hancock Jaffe Laboratories, for up to three years following the closing. We initiated the transfer of the production line and transition of manufacturing in 2016, and we expect it to be complete in 2018, subject to regulatory approval.

•	In 2017 we completed the renovation of our manufacturing facility in Burlington, in which we expect most of our biologic offerings, including the XenoSure patch as well as certain biologic grafts, will be produced or processed. The cost of the facility renovation was approximately $3.0 million.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2017, approximately 42% of our sales took place outside the United States. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing, and administrative costs related to these sales are largely denominated in the same respective currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the rate increase went into effect. For the year ended December 31, 2017, we estimate that the effects of changes in foreign exchange rates increased sales by approximately $0.4 million, as compared to rates in effect for the year ended December 31, 2016.

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

Results of Operations

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2017	2016	$ Change	change
	($ in thousands)
Net sales	$100,867	$89,151	$11,716	13%
Net sales by geography:
Americas	$62,696	$53,710	$8,986	17%
International	38,171	35,441	2,730	8%

Total	$100,867	$89,151	$11,716	13%

Net sales. Net sales increased 13% or $11.7 million to $100.9 million for the year ended December 31, 2017, compared to $89.2 million for the year ended December 31, 2016. Sales increases were primarily driven by increased sales of our biologic vascular patches of $3.6 million, carotid shunts of $1.0 million, and biologic vascular grafts of $0.8 million. We also had an increase in human tissue cryopreservation service revenues from our RestoreFlow allograft business acquired in late 2016 of $5.5 million. These and other product line increases were partially offset by decreased sales of powered phlebectomy devices of $0.5 million, radiopaque tape of $0.4 million and ePTFE vascular grafts of $0.4 million.

Direct-to-hospital net sales were 93% for the year ended December 31, 2017 and 92% for the year ended December 31, 2016.

Net sales by geography. Net sales in the Americas increased $9.0 million for the year ended December 31, 2017. The increase was primarily driven by increased human tissue cryopreservation services of $5.5 million related to our RestoreFlow allograft business acquired in late 2016. We also had increased sales of biologic vascular patches of $2.3 million and carotid shunts of $0.7 million. International net sales increased $2.7 million for the year ended December 31, 2017. The increase was primarily driven by increased sales of our biologic vascular patches of $1.3 million, valvulotomes of $0.7 million and biologic vascular grafts of $0.6 million. These and other product line increases were partially offset by decreased sales of ePTFE vascular grafts of $0.4 million.

				Percent
	2017	2016	Change	change
	($ in thousands)
Gross profit	$70,697	$62,936	$7,761	12%
Gross margin	70.1%	70.6%	(0.5%)	*

*	Not applicable

Gross Profit. Gross profit increased $7.8 million to $70.7 million for the year ended December 31, 2017, while gross margin decreased by 50 basis points to 70.1% in the period. The gross margin was favorably impacted by higher average selling prices across nearly all product lines, lower per-unit manufacturing costs of our biologic patch products as well as other products, increased sales of biologic patches, and lower sales to China where average selling prices are comparatively lower. These increases were offset, however, by the newly introduced RestoreFlow product line, as well as higher sales into non-direct markets where we typically realize lower gross margins than in the United States. The gross profit increase was a result of higher sales offset slightly by the lower gross margin.

				Percent	2017 as a %	2016 as a %
	2017	2016	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$25,948	$26,105	$(157)	(1%)	26%	29%
General and administrative	17,010	14,354	2,656	19%	17%	16%
Research and development	6,636	6,141	495	8%	7%	7%

	$49,594	$46,600	$2,994	6%	49%	52%

*	Not a meaningful percentage.

Sales and marketing. For the year ended December 31, 2017, sales and marketing expense decreased $0.2 million or 1% to $25.9 million. The decrease was primarily driven by reduced discretionary spending for professional services, sales meetings, trade shows, advertising and product samples, offset in part by increased compensation-related expense. As a percentage of net sales, sales and marketing expense decreased to 26% in 2017 from 29% in 2016.

General and administrative. For the year ended December 31, 2017, general and administrative expense increased $2.7 million or 19%, to $17.0 million. General and administrative expense increases were primarily related to compensation costs (including a charge in 2017 of $0.5 million related to a stock option modification associated with the departure of our President of International Operations), facilities costs and acquisition-related expenses, and to a lesser extent recruiting costs and professional fees. As a percentage of net sales, general and administrative expense increased to 17% for the year ended December 31, 2017 as compared to 16% for the prior period. We expect our general and administrative expense to increase in 2018 due to the reinstatement of our Chief Executive Officer’s salary and bonus opportunity for 2018, which he had forgone (except as to the amount legally required under relevant Department of Labor regulations) beginning in June 2017.

Research and development. For the year ended December 31, 2017, research and development expense increased $0.5 million or 8%, to $6.6 million. Clinical and regulatory expenses increased $0.5 million primarily related to compensation costs and professional fees, including costs related to regulatory submission for new products in geographies such as China. Product development expenses in total were unchanged, with decreases in compensation costs offset by increased product testing. We expect our clinical and regulatory expenses to increase in 2018 due to increased costs of applications related to our XenoSure product line as well as compliance with new medical device regulations (MDR) adopted in the European Union.

Other income (expense). Interest income was $0.2 million and $0.1 million, respectively for 2017 and 2016. Foreign exchange losses for both 2017 and 2016 were $0.2 million.

Income tax expense. We recorded a provision for taxes of $3.9 million on pre-tax income of $21.1 million in 2017 as compared to $5.7 million on pre-tax income of $16.2 million in 2016. The 2017 provision was comprised of Federal tax provision in the United States of $2.2 million, a state tax provision of $0.7 million and a foreign tax provision of $1.0 million. The 2016 provision was comprised of Federal tax in the United States of $4.6 million, a state tax provision of $0.6 million and a foreign tax provision of $0.5 million. Our effective tax rate differed from the U.S. statutory tax rate in 2017 principally because of stock option exercises, U.S. tax reform legislation, deferred tax remeasurement, and certain permanent differences. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of December 31, 2017, we have provided a valuation allowance of $2.0 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Refer to Note 8 to our consolidated financial statements for additional information about income tax expense (benefit) including information related to U.S. tax reform legislation.

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

Net sales. Net sales increased 14% or $10.8 million to $89.2 million for the year ended December 31, 2016, compared to $78.4 million for the year ended December 31, 2015. Sales increases were primarily driven by increased sales of our biologic vascular patches of $5.2 million (of which we estimate that $2.3 million was related to a safety alert initiated by a competitor), valvulotomes of $1.9 million, vessel closure systems of $1.5 million and ProCol biologic vascular grafts, acquired in 2016, of $1.0 million. We also had human tissue cryopreservation service revenues from our RestoreFlow allograft business, acquired in late 2016, of $0.5 million. These and other product line increases were partially offset by decreased sales of radiopaque tape of $0.4 million (related primarily to the inclusion in 2015 of $0.6 million of OEM tape sales).

Direct-to-hospital net sales were 92% for both of the years ended December 31, 2016 and December 31, 2015.

Net sales by geography. Net sales in the Americas increased $5.7 million for the year ended December 31, 2016. The increase was primarily driven by biologic vascular patches, valvulotomes, vessel closure systems ProCol biologic vascular grafts, and was partially offset by decreased sales of carotid shunts and radiopaque tape. We also had human tissue cryopreservation service revenues in the U.S. from our RestoreFlow allograft business of $0.5 million. International net sales increased $5.1 million for the year ended December 31, 2016. The increase occurred across most product lines but was primarily driven by sales of our biologic vascular patches and grafts, valvulotomes, ePTFE vascular grafts and shunts.

				Percent
	2016	2015	Change	change
	($ in thousands)
Gross profit	$62,936	$54,166	$8,770	16%
Gross margin	70.6%	69.1%	1.5%	*

*	Not applicable

Gross Profit. Gross profit increased $8.8 million to $62.9 million for the year ended December 31, 2016, while gross margin increased by 150 basis points to 70.6% in the period. The gross margin was favorably impacted by higher average selling prices across nearly all product lines, increased sales of XenoSure and valvulotome devices, and lower per-unit manufacturing costs of our biologic patch products as well as other products. These increases were partially offset by higher sales in Europe as well as other markets where we sometimes realize lower gross margins than in the United States. The gross profit increase was a result of higher sales and improved gross margin.

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

Liquidity and Capital Resources

At December 31, 2017, we held $19.1 million in cash and cash equivalents and $22.6 million in a short-term managed income mutual fund investment, as compared to $24.3 million in cash and cash equivalents at December 31, 2016. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $8.6 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2018 or when the authorized aggregate $7.5 million repurchase limit is reached. To date we have not made any repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $21.1 million for the year ended December 31, 2017. For the year ended December 31, 2016, we recognized operating income of $16.3 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Year ended December 31,
	2017	2016	Net Change
	($ in thousands)
Cash and cash equivalents	$19,096	$24,288	$(5,192)
Cash flows provided by (used in):
Operating activities	$22,868	$16,896	$5,972
Investing activities	(28,958)	(17,211)	(11,747)
Financing activities	80	(2,577)	2,657

Net cash provided by operating activities. Net cash provided by operating activities was $22.9 million for the year ended December 31, 2017, and consisted of $17.2 million net income, adjusted for non-cash items of $7.3 million (including primarily depreciation and amortization of $4.1 million, stock-based compensation of $2.3 million, provisions for inventory write-offs and doubtful accounts of $0.6 million, and a provision for deferred taxes of $0.3 million), as well as working capital uses of $1.6 million. The net cash used for working capital was driven by increases in accounts receivable of $1.5 million, inventory of $1.3 million and other current assets of $0.3 million, offset by an increase in accounts payable and other liabilities of $1.5 million.

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

Net cash used in investing activities. Net cash used in investing activities was $29.0 million for year ended December 31, 2017, driven by a $22.5 million purchase of a short-term investment, as well as purchases of property and equipment of $6.4 million primarily associated with the expansion of our Burlington, Massachusetts headquarters.

Net cash used in investing activities was $17.2 million for year ended December 31, 2016, driven by $14.4 million of cash paid in connection with our acquisitions of the ProCol biologic vascular graft and RestoreFlow allograft businesses, as well as purchases of property and equipment of $2.8 million primarily associated with the expansion of our Burlington, Massachusetts headquarters.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $0.1 million for the year ended December 31, 2017, driven primarily by proceeds from stock option exercises of $5.5 million, offset by the acquisition of $0.8 million of treasury shares to cover minimum withholding taxes on restricted stock unit vestings by payments of common stock dividends of $4.2 million. We also made payments related to our prior acquisitions of $0.4 million.

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

Dividends. In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On February 15, 2018, our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on April 5, 2018, to stockholders of record at the close of business on March 22, 2018, which will total approximately $1.4 million in payments.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments under operating leases as of December 31, 2017:

		Less			More
		than	1-3	3-5	than
Contractual obligations	Total	1 year	years	years	5 years
(in thousands)
Operating leases	$9,408	$2,220	$3,423	$2,563	$1,202

The commitments under our operating leases consist primarily of lease payments for our corporate headquarters and manufacturing facility in Burlington, Massachusetts, expiring in 2023; our Mississauga, Canada office, expiring in 2018; our Vaughn, Canada office expiring in 2023, our Sulzbach, Germany office, expiring in 2023; our Tokyo, Japan office, expiring in 2019; our Milan, Italy office, expiring in 2020; our Madrid, Spain office, expiring in 2018 at which point it becomes renewable annually; our Australia facility expiring in 2020; our Shanghai, China office, expiring in 2020; and our Fox River Grove offices, expiring in 2018. They also include automobile and equipment leases.

We also inventory purchase commitments of approximately $1.3 million as of December 31, 2017. These commitments are for product be used in operations in the normal course of business and do not represent excess commitments or loss contracts.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below. We also occasionally enter into consigned inventory arrangements with either hospitals or distributors on a limited basis. In connection with our acquisition of the RestoreFlow allograft business, we also derive revenues from human tissue cryopreservation services. These revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed below have been met.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2017 our receivables in Italy and Spain totaled $1.1 million and $0.6 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2017, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

In connection with our 2016 acquisition of the RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law human tissues cannot be bought or sold. Therefore, the tissues we preserve are not held as inventory, and the costs we incur to procure and process human vascular tissues are instead accumulated and deferred.

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

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $2.3 million in connection with share-based payment awards for the year ended December 31, 2017. The future expense of non-vested share-based awards of approximately $8.3 million is to be recognized over a weighted-average period of 4.0 years. During 2017, we granted stock options at a weighted average fair value of $10.37 and RSUs with weighted average fair value of $31.59.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. Our assessment is performed as of December 31 each year based on a single reporting unit. We first perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $23.8 million and $23.4 million as of December 31,

2017 and 2016, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks, and are amortized over their estimated useful lives, ranging from 3 to 13 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period in which it is identified. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $8.2 million as of December 31, 2017 and $9.9 million as of December 31, 2016.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2017, 2016, and 2015, we were not subject to any material litigation, claims or assessments.

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

Our 2017 tax provision includes an estimate for the impact of US tax reform. The final impact of US tax reform may differ from these estimates because of changes in interpretations, analysis, and assumptions made by management, updates or changes to our transition tax calculation, and/or additional guidance that may be issued by the IRS.

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

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Our assessment of the impact to our financial statements of adopting this standard is now complete. We engaged external consultants to assist us with our analysis, which included evaluating our standard arrangements with customers, as well as arrangements specific to certain customer bases or product offerings, and reviewing a sample of actual contracts to determine whether there are additional attributes to consider beyond our standard arrangements. We have concluded that adoption of Topic 606 will not have a material impact on our consolidated financial statements. We expect that substantially all of our revenue will continue to be recognized when products are shipped from our premises. However, there will be changes to our revenue recognition accounting policy as well as other disclosures. We have determined that we will use the modified retrospective method of adoption under which the comparative information will not be restated and will continue to be reported under the standard in effect for those periods.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows.

Foreign Currency Risk

During fiscal 2017 and 2016, 42% and 44%, respectively, of our total revenue was from customers outside of the United States. In addition, a significant portion of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2017 and fiscal 2016. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, British Pound, Canadian dollar, Australian dollar and Japanese yen.

During fiscal 2017 and fiscal 2016, we recorded $0.2 million and $0.2 million of net foreign currency exchange losses related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $0.7 million for fiscal 2017.

Interest Rate Risk

At December 31, 2017, we held $19.1 million in cash and cash equivalents and $22.6 million in a short-term managed income mutual fund investment. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements filed as part of this Annual Report on Form 10-K as listed under Item 15 below, which are incorporated by reference herein.

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

Based on an evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. Management based its assessment on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their respective report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

Boston, Massachusetts

March 9, 2018

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2018 definitive proxy statement (2018 Definitive Proxy Statement) for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Definitive Proxy Statement.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2018 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2017. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,753,032	$14.38	1,506,797
Equity compensation plans not approved by security holders	—	—	—

Total	1,753,032	$14.38	1,506,797

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2018 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2018 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

2.1	Asset Purchase Agreement dated November 10, 2016 between Registrant, Restore Flow Allografts, LLC and certain individuals named therein.	10-K	3/9/17	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Director Compensation Policy	10-K	3/27/12	001-33092

10.3†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.4†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.5†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.6†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

10.7	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.8	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.9	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.10†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.11†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.12†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.13	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.14	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.15	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.16	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.17	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.18	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.19	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

10.20	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.21†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.22†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.23†	Separation Agreement dated June 7, 2017 between Peter R. Gebauer and LeMaitre Vascular GmbH	10-Q	8/3/2017	001-33092

10.24†	Transition and Employment Agreement dated June 7, 2017 between Peter R. Gebauer and the Registrant	10-Q	8/3/2017	001-33092

10.25†	Form of Restricted Stock Unit Award Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.26†	Form of Incentive Stock Option Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.27†	Form of Non-Qualified Stock Option Agreement (Employees) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.28	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	SEC File Number

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2018
George W. LeMaitre

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 9, 2018
Joseph P. Pellegrino, Jr.

/s/ LAWRENCE J. JASINSKI	Director	March 9, 2018
Lawrence J. Jasinski

/s/ JOHN J. O’CONNOR	Director	March 9, 2018
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	March 9, 2018
David B. Roberts

/s/ JOHN A. ROUSH	Director	March 9, 2018
John A. Roush

/S/ MICHAEL H. THOMAS	Director	March 9, 2018
Michael H. Thomas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 9, 2018

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,096	$24,288
Short-term marketable securities	22,564	—
Accounts receivable, net of allowances of $349 at December 31, 2017, and $258 at December 31, 2016	15,000	13,191
Inventory and other deferred costs	21,046	19,578
Prepaid expenses and other current assets	2,605	1,970

Total current assets	80,311	59,027
Property and equipment, net	12,378	8,012
Goodwill	23,844	23,426
Other intangibles, net	8,234	9,897
Deferred tax assets	1,378	1,399
Other assets	178	163

Total assets	$126,323	$101,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,543	$1,217
Accrued expenses	9,770	8,804
Acquisition-related obligations	1,876	461

Total current liabilities	13,189	10,482
Deferred tax liabilities	2,176	1,941
Other long-term liabilities	1,188	2,001

Total liabilities	16,553	14,424

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,745,041 shares at December 31, 2017, and 20,040,348 shares at December 31, 2016	207	200
Additional paid-in capital	93,127	85,378
Retained earnings	28,333	15,335
Accumulated other comprehensive loss	(2,289)	(4,583)
Treasury stock, at cost; 1,480,101 shares at December 31, 2017 and 1,452,810 shares at December 31, 2016	(9,608)	(8,830)

Total stockholders’ equity	109,770	87,500

Total liabilities and stockholders’ equity	$126,323	$101,924

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net sales	$100,867	$89,151	$78,352
Cost of sales	30,170	26,215	24,186

Gross profit	70,697	62,936	54,166
Sales and marketing	25,948	26,105	22,780
General and administrative	17,010	14,354	14,010
Research and development	6,636	6,141	5,479
Medical device excise tax	—	—	744
Gain on divestitures	—	—	(360)

Total operating expenses	49,594	46,600	42,653

Income from operations	21,103	16,336	11,513

Other income (expense):
Interest income	179	81	13
Interest expense	(21)	(14)	—
Foreign currency loss	(155)	(161)	(102)

Income before income taxes	21,106	16,242	11,424
Provision for income taxes	3,929	5,652	3,666

Net income	$17,177	$10,590	$7,758

Earnings per share of common stock:
Basic	$0.91	$0.57	$0.44

Diluted	$0.86	$0.55	$0.42

Weighted-average shares outstanding:
Basic	18,961	18,485	17,764

Diluted	20,033	19,241	18,316

Cash dividends declared per common share	$0.22	$0.18	$0.16

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$17,177	$10,590	$7,758
Other comprehensive income (loss):
Foreign currency translation adjustment, net	2,294	(534)	(1,684)

Total other comprehensive income (loss)	2,294	(534)	(1,684)

Comprehensive income	$19,471	$10,056	$6,074

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	18,778,436	$188	$75,389	$3,248	$(2,365)	1,407,211	$(8,253)	$68,207
Net income				7,758				7,758
Other comprehensive income					(1,684)			(1,684)
Issuance of common stock for stock options exercised	906,936	9	4,827					4,836
Vested restricted stock units	62,949							—
Excess tax benefits from stock-based compensation awards			454					454
Stock based compensation expense			1,424					1,424
Repurchase of common stock at cost						23,928	(266)	(266)
Common stock cash dividend paid				(2,845)				(2,845)

Balance at December 31, 2015	19,748,321	$197	$82,094	$8,161	$(4,049)	1,431,139	$(8,519)	$77,884

Secc accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	19,748,321	$197	$82,094	$8,161	$(4,049)	1,431,139	$(8,519)	$77,884
Net income				10,590				10,590
Other comprehensive income					(534)			(534)
Cumulative effect adjustment to retained earnings			165	(93)				72
Issuance of common stock for stock options exercised	233,798	3	1,439					1,442
Vested restricted stock units	58,229							—
Stock based compensation expense			1,680					1,680
Repurchase of common stock at cost						21,671	(311)	(311)
Common stock cash dividend paid				(3,323)				(3,323)

Balance at December 31, 2016	20,040,348	$200	$85,378	$15,335	$(4,583)	1,452,810	$(8,830)	$87,500

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity—(continued)

(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	20,040,348	$200	$85,378	$15,335	$(4,583)	1,452,810	$(8,830)	$87,500
Net income				17,177				17,177
Other comprehensive income					2,294			2,294
Issuance of common stock for stock options exercised	635,503	7	5,493					5,500
Vested restricted stock units	69,190							—
Stock based compensation expense			2,256					2,256
Repurchase of common stock at cost						27,291	(778)	(778)
Common stock cash dividend paid				(4,179)				(4,179)

Balance at December 31, 2017	20,745,041	$207	$93,127	$28,333	$(2,289)	1,480,101	$(9,608)	$109,770

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net income	$17,177	$10,590	$7,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,055	3,591	3,394
Stock-based compensation	2,256	1,680	1,424
Fair value adjustments to contingent consideration obligations	106	—	—
Provision for doubtful accounts and allowances	230	105	182
Provision for inventory write-downs	396	362	462
Provision (benefit) for deferred income taxes	300	140	(384)
Gain on divestitures	—	—	(360)
Excess tax benefits from stock-based compensation awards	—	—	(454)
Loss on disposal of property and equipment	—	—	5
Foreign currency transaction gain	(29)	59	100
Changes in operating assets and liabilities:
Accounts receivable	(1,507)	(922)	(1,879)
Inventory and other deferred costs	(1,352)	(134)	608
Prepaid expenses and other assets	(288)	1,528	(2,035)
Accounts payable and other liabilities	1,524	(103)	2,617

Net cash provided by operating activities	22,868	16,896	11,438
Investing activities
Purchases of property and equipment	(6,417)	(2,841)	(2,273)
Payments related to acquisitions, net of cash acquired	—	(14,368)	(1,565)
Purchases of short-term marketable securities	(22,541)	—	—
Proceeds from divestitures, net of expenses	—	—	360
Proceeds from sale of property and equipment	—	—	15
Purchase of intellectual property	—	(2)	(17)

Net cash used in investing activities	(28,958)	(17,211)	(3,480)
Financing activities
Payment of deferred acquisition consideration	(463)	(385)	(1,100)
Proceeds from issuance of common stock	5,500	1,442	4,836
Purchase of treasury stock	(778)	(311)	(266)
Common stock cash dividend paid	(4,179)	(3,323)	(2,845)
Excess tax benefits from stock-based compensation awards	—	—	454

Net cash provided by (used in) financing activities	80	(2,577)	1,079
Effect of exchange rate changes on cash and cash equivalents	818	(271)	(278)

Net increase (decrease) in cash and cash equivalents	(5,192)	(3,163)	8,759
Cash and cash equivalents at beginning of year	24,288	27,451	18,692

Cash and cash equivalents at end of year	$19,096	$24,288	$27,451

Supplemental disclosures of cash flow information (see Note 13).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: valvulotomes, balloon catheters, carotid shunts, biologic vascular patches, biologic vascular grafts, radiopaque marking tape, anastomotic clips, remote endarterectomy devices, laparoscopic cholecystectomy devices, vascular grafts, angioscopes, and powered phlebectomy devices. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Vaughn, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

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

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Advertising expense	$305	$378	$428

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in money market funds. These amounts are stated at cost, which approximates fair value.

Short-term Marketable Securities

Our short-term marketable securities are available-for-sale securities carried at fair value, with unrealized gains and losses recorded in other comprehensive income.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $11.8 million as of December 31, 2017.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2017 our receivables in Italy and Spain totaled $1.1 million and $0.6 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2017, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at Beginning of Period	Additions (recoveries) charged to Income	Deductions from Reserves	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2017	$258	$230	$139	349
Year ended December 31, 2016	243	105	90	258
Year ended December 31, 2015	242	182	181	243

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term marketable securities, accounts receivable and trade payables. The fair value of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest. Unrealized gains and losses on our short-term marketable securities are recorded in other comprehensive income and were not material to our consolidated financial statements for the year ended December 31, 2017.

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

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2017, 2016 or 2015.

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

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2017, 2016 and 2015, we were not subject to any material litigation or claims and assessments.

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

Our 2017 tax provision includes an estimate for the impact of US tax reform. The final impact of US tax reform may differ from these estimates because of changes in interpretations, analysis, and assumptions made by management, updates or changes to our transition tax calculation, and/or additional guidance that may be issued by the IRS.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2017 and 2016.

Accumulated other comprehensive loss consisted primarily of foreign currency translation adjustment losses of $2.3 million and $4.6 million as of December 31, 2017 and 2016, respectively.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$17,177	$10,590	$7,758

Weighted average shares outstanding	18,961	18,485	17,764

Basic earnings per share	$0.91	$0.57	$0.44

Diluted:
Net income available for common stockholders	$17,177	$10,590	$7,758

Weighted-average shares outstanding	18,961	18,485	17,764
Common stock equivalents, if dilutive	1,072	756	552

Shares used in computing diluted earnings per common share	20,033	19,241	18,316

Diluted earnings per share	$0.86	$0.55	$0.42

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	6	45	55

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

In May 2014, the FASB and the International Accounting Standards Board issued substantially converged final standards on revenue recognition. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers

(Topic 606), as amended from time to time, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for us on January 1, 2018, with early adoption permitted on January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Our assessment of the impact to our financial statements of adopting this standard is now complete. We engaged external consultants to assist us with our analysis, which included evaluating our standard arrangements with customers, as well as arrangements specific to certain customer bases or product offerings, and reviewing a sample of actual contracts to determine whether there are additional attributes to consider beyond our standard arrangements. We have concluded that adoption of Topic 606 will not have a material impact on our consolidated financial statements. We expect that substantially all of our revenue will continue to be recognized when products are shipped from our premises. However, there will be changes to our revenue recognition accounting policy as well as other disclosures. We have determined that we will use the modified retrospective method of adoption under which the comparative information will not be restated and will continue to be reported under the standard in effect for those periods.

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

The fair market valuations associated with these transactions fall within Level 3 (see Note 13) of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates.

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with three additional payments of up to $2 million each ($6 million in total), depending upon the satisfaction of certain contingencies. The first payment of $2 million is due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees are not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that will be paid to retained employees and that is contingent on their continued employment, estimated at $0.9 million, is being accounted for as post-combination compensation expense rather than purchase consideration. The remaining $1.1 million that is payable to non-employee investors but that is also contingent on the continued employment of certain retained employees has been accounted for as contingent consideration, at an acquisition-date fair value of $0.9 million. This valuation reflects management’s assessment of the likelihood that the retained employees will remain employed by us, discounted at a rate of 6.1% to account risk inherent in the probability estimate as well as for the time value of money between acquisition date and the payment date. This valuation is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the year ended December 31, 2017, the amount of the adjustment was $0.1 million.

There are also two potential earn-out payments under the agreement. The first earn-out was calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeded $6 million, with such payout not to exceed $2 million. This milestone was not met and accordingly no amount was paid out. The second earn-out is calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeds $9 million, with such payout not to exceed $2 million. These earn-outs were accounted for as contingent consideration, at an acquisition-date fair value of $0.1 million for the two earn-outs combined. This valuation was derived by utilizing an option pricing model technique incorporating, among other inputs, management’s forecasts of future revenues, the expected volatility of revenues, and an estimated weighted average cost of capital 14.1% to account for the risk of achievement of the revenue forecasts as well as the time value of money between acquisition date and the payment date.

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

The following table summarizes the purchase price allocation as of December 31, 2017:

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

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, 25% of which was paid in the quarter ended September 30, 2016 and the remainder of which will be paid within one year of closing. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. For the year ended December 31, 2017, the amount of the adjustment was not material to our financial statements.

Assets acquired included inventory, intellectual property and a related license, the ProCol trade name, customer lists, non-compete agreements and certain equipment and supplies. We did not assume any liabilities. We accounted for the acquisition as a business combination.

The following table summarizes the purchase price allocation as of December 31, 2017:

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

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for a purchase price of approximately $1.4 million. We paid $1.1 million at the closing and $0.2 million in 2016, and $0.1 million in 2017. We accounted for the acquisition as a business combination. Assets acquired included inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

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

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consists of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$3,200	$2,810
Work-in-process	3,745	2,489
Finished products	12,278	11,662
Other deferred costs	1,823	2,617

Total inventory and other deferred costs	$21,046	$19,578

We held inventory on consignment of $1.4 million and $1.1 million as of December 31, 2017 and 2016, respectively.

In connection with our recent acquisition of the RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold. Therefore, the tissues we preserve are not held as inventory, and the costs we incur to procure and process vascular tissues are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2017	2016
	(in thousands)
Computers and equipment	$3,204	$2,801
Machinery and equipment	12,223	10,331
Building and leasehold improvements	10,843	6,579

Gross property and equipment	26,270	19,711
Less accumulated depreciation	(13,892)	(11,699)

Property and equipment, net	$12,378	$8,012

Depreciation expense is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Depreciation expense	$2,266	$1,986	$1,881

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2017	2016
Balance at beginning of year	$23,426	$17,789
Additions for acquisitions	—	5,660
Purchase accounting adjustments	257	—
Effects of currency exchange	161	(23)

Balance at end of year	$23,844	$23,426

Other intangibles consist of the following:

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$10,267	$4,908	$5,359	$10,173	$4,017	$6,156
Trademarks, tradenames and licenses	1,948	1,468	480	1,939	1,359	580
Customer relationships	5,383	3,299	2,084	5,216	2,588	2,628
Other intangible assets	1,575	1,264	311	1,558	1,025	533

Total identifiable intangible assets	$19,173	$10,939	$8,234	$18,886	$8,989	$9,897

These assets are being amortized over useful lives ranging from 1 to 13 years. The weighted-average amortization period for these intangibles as of December 31, 2017, is 8.0 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Amortization expense	$1,790	$1,605	$1,513

Estimated amortization expense for each of the five succeeding fiscal years, based upon the intangible assets at December 31, 2017, is as follows:

	Year ended December 31,
	2018	2019	2020	2021	2022
	(in thousands)
Amortization expense	$1,593	$1,394	$1,132	$929	$713

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Compensation and related taxes	$6,494	$6,124
Income and other taxes	703	312
Professional fees	35	122
Other	2,538	2,246

Total	$9,770	$8,804

Other long-term liabilities consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Aquisition-related liabilities	$127	$1,253
Deferred rent	561	394
Income taxes	321	200
Other	179	154

Total	$1,188	$2,001

7. Commitments and Contingencies

Leases

We conduct the majority of our operations in leased facilities, which are accounted for as operating leases. Certain leases include renewal options. In addition, we lease automobiles and equipment under operating leases. There were no assets held under capital leases at December 31, 2017 and 2016.

Rent expense was as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Rent expense	$2,190	$1,580	$1,506

At December 31, 2017, the minimum rental commitments under all non-cancelable operating leases with initial or remaining terms of more than one year, for each of the following fiscal years, are as follows:

		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$9,408	$2,220	$3,423	$2,563	$1,202

Purchase Commitments

As part of our normal course of business, we have purchase commitments to purchase $1.3 million of inventory through 2019. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

8. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$17,778	$12,600	$10,469
Foreign	3,328	3,642	955

Total	$21,106	$16,242	$11,424

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$2,451	$4,409	$3,218
State	292	393	333
Foreign	886	710	499

	3,629	5,512	4,050
Deferred:
Federal	(268)	197	(12)
State	390	166	(466)
Foreign	178	(223)	94

	300	140	(384)

Provision for income taxes	$3,929	$5,652	$3,666

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2017, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.5 million, which may increase within the twelve months ending December 31, 2018. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2017	2016	2015
	(in thousands)
Unrecognized tax benefits at the beginning of year	$390	$82	$23
Additions for tax positions of current year	83	95	—
Additions for tax positions of prior years	57	213	59
Reductions for settlements with taxing authorities.	—	—	—
Reductions for lapses of the applicable statutes of limitations	(5)	—	—

Unrecognized tax benefits at the end of the year	$525	$390	$82

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Inventory	$569	$753
Net operating loss carryforwards	1,898	2,272
Tax credit carryforwards	760	491
Capital loss carryforwards	1,168	1,077
Reserves and accruals	629	655
Intangible assets	1,138	1,299
Stock options	322	585
Other	65	35

Total deferred tax assets	6,549	7,167
Deferred tax liabilities:
Property and equipment	(1,203)	(571)
Goodwill	(2,932)	(3,956)
Foreign branch deferred offset	(1,177)	(1,374)
Other	(44)	(43)

Total deferred tax liabilities	(5,356)	(5,944)

Net deferred tax assets before valuation allowance	1,193	1,223
Valuation allowance	(1,991)	(1,765)

Net deferred tax liabiltity	$(798)	$(542)

Deferred tax classification
Long-term deferred tax asset	$1,378	$1,399
Long-term deferred tax liability	(2,176)	(1,941)

Net long-term deferred tax liability	$(798)	$(542)

We elected to early adopt ASU 2016-09 during the third quarter of 2016. Consequently, we recorded excess tax benefits related to certain stock option exercises of $0.3 million and $3.7 million in 2016 and 2017 respectively. In 2015, these excess benefits were recorded to additional paid-in capital.

In 2015, we released approximately $0.4 million of valuation allowances on certain deferred assets associated with state research and development credits. In 2016, we released approximately $0.3 million of valuation allowances on deferred assets in Spain and Switzerland. In 2015 and 2016, our assessment considered evidence such as current profitability, utilization of certain available tax assets and liabilities, and projected future earnings. Based on this evidence, we concluded that it was more likely than not that we would generate sufficient pre-tax income in future periods to utilize all of these deferred tax assets for which the valuation allowance was removed. In 2017, we increased our valuation by a net $0.2 million mainly attributable to Massachusetts credit carryforwards.

As of December 31, 2017, we have provided a valuation allowance of $2.0 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

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

As of December 31, 2017, we have net operating loss carryforwards in Australia of $2.3 million that do not expire, in France of $2.9 million that do not expire, in Spain of $1.1 million that do not expire, in Italy of $0.3 million that do not expire, in Sweden of $0.1 million that do not expire, in Norway of $0.1 million that do not expire and in Switzerland of $11,000 that begin to expire in 2021. We have a capital loss carryforward in Australia of $3.9 million that does not expire. We also have state tax credit carryforwards of approximately $1.3 million that are available to reduce future tax liabilities, which begin to expire in 2020, or can be carried forward indefinitely.

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries (the Transition Tax). Accounting for the income tax effects of the Tax Act which impact our current year tax provision has been estimated and included in our financial statements as of December 31, 2017. As a result, we recorded $0.6 million in tax expense related to the Transition Tax and recognized $1.0 million in tax benefit related to the remeasurement of deferred taxes to the 21% tax rate. In 2018, we may identify adjustments to our estimated tax provision while preparing the 2017 U.S. tax return, finalizing foreign earnings and profits calculations, or taking into account additional guidance issued by the IRS. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

We historically reinvested all the undistributed earnings of our international subsidiaries. With the enactment of the Tax Act, our undistributed foreign earnings were subject to the Transition Tax. As a result, we recognized a one-time tax expense in the amount of $0.6 million. As of December 31, 2017, we had cash and cash equivalents of $19.1 million, of which $8.6 million was held by our international subsidiaries. We plan to keep these amounts permanently reinvested overseas. If these funds were repatriated, we would be required to accrue and pay additional U.S. tax (if any) and applicable non-U.S. taxes. It is not practicable to estimate the amount of deferred tax liability associated with the hypothetical repatriation of undistributed earnings.

A reconciliation of the Federal statutory rate to our effective tax rate is as follows:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	34.0%
State tax, net of federal benefit	1.7%	1.3%	(2.1%)
Effect of foreign taxes	(0.6%)	(1.9%)	1.4%
Subpart F income	1.7%	1.6%	2.2%
Valuation allowance	0.1%	(2.6%)	0.4%
Foreign deferred tax liability offset	(0.2%)	1.5%	(0.9%)
Manufacturing deduction	(1.5%)	(2.5%)	(2.8%)
Research & development tax credits	(0.6%)	(0.7%)	(1.5%)
Stock options exercises	(15.8%)	(0.7%)	0.6%
Uncertain tax positions	0.6%	2.0%	0.6%
Other permanent differences	1.0%	1.2%	1.3%
Change in tax laws	2.9%	0.0%	0.0%
Deferred tax remeasurement	(5.0%)	0.0%	0.0%
Other	(0.7%)	0.5%	(1.1%)

Effective tax rate	18.6%	34.8%	32.1%

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

As of December 31, 2017, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2014 and forward
Foreign	2010 and forward

9. Stockholders’ Equity

Authorized Shares

Our Certificate of Incorporation, as amended and restated from time to time, authorizes the issuance of up to 37,000,000 shares of common stock and up to 3,000,000 shares of undesignated preferred stock.

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

Stock Award Plans

In May 2006 we approved a 2006 Stock Option and Incentive Plan (as subsequently amended, the 2006 Plan), which became effective upon our initial public offering. In 2010 we amended the 2006 Plan to increase the aggregate pool of available shares to 3,000,000 of common stock, and in 2015 the 2006 Plan was amended to increase the aggregate pool to 5,500,000 shares. The 2006 Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant. In connection with the adoption of the 2006 Plan, no further option grants were permitted under any previous stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued shares or treasury shares. The total number of shares currently authorized for the 2006 Plan is 7,118,003 shares, of which 1,506,797 remain available for grant as of December 31, 2017.

We have computed the fair value of employee stock options using the following weighted average assumptions:

	2017	2016	2015
Dividend yield	0.7%	1.3%	1.4%
Volatility	39.1%	34.5%	28.6%
Risk-free interest rate	2.2%	1.2%	1.8%
Weighted average expected option term (in years)	4.6	5.5	5.6
Weighted average fair value per share of options granted	$10.37	$4.04	$2.80
Aggregate intrinsic value of options exercised	$13,086,167	$2,391,154	$6,534,800

A summary of option activity as of December 31, 2017 and the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance outstanding at December 31, 2016 (1)	1,979,501	$10.25	4.10	$29,871,569
Granted	219,413	$32.09
Exercised (2)	(635,503)	$8.65		$13,086,167
Canceled / Expired	(27,129)	$11.91

Balance outstanding at December 31, 2017 (3)	1,536,282	$13.86	4.15	$27,771,635

Vested and exercisable at December 31, 2017 (4)	403,300	$8.59	2.83	$9,376,622
Expected to vest at December 31, 2017	1,132,982	$15.74	4.62

Total	1,536,282

(1)	The aggregate intrinsic value represents the difference between the exercise price and $25.34, the closing price of our stock on December 31, 2016, for all in-the-money options outstanding.
(2)	The aggregate intrinsic value of shares exercised represents the difference between the exercise price and the closing price of our stock on the date of exercise.
(3)	The aggregate intrinsic value represents the difference between the exercise price and $31.84, the closing price of our stock on December 31, 2017, for all in-the-money options outstanding.
(4)	The aggregate intrinsic value represents the difference between the exercise price and $31.84, the closing price of our stock on December 31, 2017, for all in-the-money options vested and exercisable as of that date.

Restricted Stock Units

A summary of our RSU activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance outstanding at December 31, 2016	239,282	$11.51
Granted	67,519	$31.59
Vested (1)	(68,992)	$10.09
Canceled	(21,059)	$12.17

Balance outstanding at December 31, 2017	216,750	$18.10

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2017, 2016, and 2015 were $1.9 million, $0.8 million, and $0.7 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2017	2016
Shares of common stock repurchased	27,291	21,671
Average per share repurchase price	$28.51	$14.33
Aggregate purchase price (in thousands)	$778	$311

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2017	2016	2015
	(in thousands)
Stock option awards	$1,612	$1,116	$992
Restricted stock units	644	564	432

Total stock-based compensation	$2,256	$1,680	$1,424

Stock-based compensation is included in our statements of operations as follows:

	2017	2016	2015
	(in thousands)
Cost of sales	$188	$175	$165
Sales and marketing	403	373	284
General and administrative	1,484	983	869
Research and development	181	149	106

Total stock-based compensation	$2,256	$1,680	$1,424

General and administrative stock-based compensation expense for 2017 includes a charge of $0.5 million related to a stock option modification associated with the departure of our President of International Operations.

We expect to record the unamortized portion of share-based compensation expense of $8.3 million for existing stock options and RSUs outstanding at December 31, 2017, over a weighted-average period of 4.0 years.

Stock Repurchase Plan

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program may be suspended or discontinued at any time, and expires on the earlier of July 25, 2018 or when the authorized aggregate $7.5 million repurchase limit is reached. To date we have not made any repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

Fiscal Year 2016
March 21, 2016	April 4, 2016	$0.045	$825
May 25, 2016	June 8, 2016	$0.045	$829
August 22,2016	September 2, 2016	$0.045	$833
November 21, 2016	December 5, 2016	$0.045	$836

On February 15, 2018, our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on April 5, 2018, to stockholders of record at the close of business on March 22, 2018, which will total approximately $1.4 million in payments.

10. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.2 million, $0.1 million and $50,000 for 2017, 2016 and 2015, respectively.

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

Most of our revenues are generated in the United States, Germany, and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$58,470	$50,439	$45,177
Germany	11,576	10,350	9,090
Other countries	30,821	28,362	24,085

Net sales	$100,867	$89,151	$78,352

Total property and equipment held by geography were as follows:

	As of December 31,
	2017	2016
	(in thousands)
United States	$10,275	$6,116
Australia	1,639	1,535
Germany	369	279
Other countries	95	82

Total property and equipment	$12,378	$8,012

12. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash paid for income taxes, net	$3,146	$4,231	$4,792

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2017 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2017.

As discussed in Notes 1 and 2, several of our acquisition-related assets and liabilities were measured using Level 3 techniques. During 2016, we recorded contingent liabilities associated with our acquisitions of the RestoreFlow allograft and ProCol biologic graft businesses. In the case of the Restore Flow allograft acquisition, the agreement included the potential for us to pay up to $5.1 million of additional consideration, with $1.1 million contingent on the continued employment by LeMaitre of certain retained employees, and another $4.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional consideration was initially valued in total at $1.0 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The amount attributable to the first 12 months of revenue following the acquisition date was not paid as the associated revenue metric was not achieved. In the case of ProCol, additional consideration is payable to the former shareholders for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. These arrangements are described more fully in Note 2. The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for these acquired businesses, as well as, in the case of the Restore Flow allograft acquisition, management’s estimate of the likelihood of continued employment of certain retained employees.

	Year ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$1,320	$—
Additions	—	1,301
Payments	(126)	(68)
Change in fair value included in earnings	106	87

Ending balance	$1,300	$1,320

14. Quarterly Financial Data (unaudited)

	Three months ended
2017	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$24,139	$25,753	$24,822	$26,153
Gross profit	17,353	17,516	17,577	18,251
Income (loss) from operations	4,193	5,536	5,053	6,321
Net income	3,219	4,632	5,042	4,284
Earnings per share
Basic	$0.17	$0.25	$0.26	$0.22
Diluted	$0.16	$0.23	$0.25	$0.21

	Three months ended
2016	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$20,258	$22,389	$23,216	$23,288
Gross profit	14,356	15,367	17,019	16,194
Income (loss) from operations	3,300	3,783	5,344	3,909
Net income (loss)	2,166	2,598	3,229	2,597
Earnings per share
Basic	$0.12	$0.14	$0.17	$0.14
Diluted	$0.11	$0.14	$0.17	$0.13

15. Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$(4,583)	$(4,049)	$(2,365)
Other comprehensive income (loss) before reclassifications	2,294	(534)	(1,684)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Ending Balance	$(2,289)	$(4,583)	$(4,049)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the years ended December 31, 2017, 2016 and 2015.