Form 10-Q
period 2018-03-31
LEMAITRE VASCULAR INC
filed 2018-05-04
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 19,312,375 shares of common stock, $.01 par value per share, outstanding as of May 1, 2018.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2018	2017
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$22,781	$19,096
Short-term marketable securities	22,613	22,564
Accounts receivable, net of allowances of $483 at March 31, 2018, and $349 at December 31, 2017	14,510	15,000
Inventory and other deferred costs	21,833	21,046
Prepaid expenses and other current assets	2,271	2,605

Total current assets	84,008	80,311
Property and equipment, net	12,170	12,378
Goodwill	23,810	23,844
Other intangibles, net	7,806	8,234
Deferred tax assets	1,419	1,378
Other assets	197	178

Total assets	$129,410	$126,323

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,440	$1,543
Accrued expenses	9,118	9,770
Acquisition-related obligations	2,084	1,876

Total current liabilities	12,642	13,189
Deferred tax liabilities	2,177	2,176
Other long-term liabilities	1,121	1,188

Total liabilities	15,940	16,553
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,779,867 shares at March 31, 2018, and 20,745,041 shares at December 31, 2017	208	207
Additional paid-in capital	94,040	93,127
Retained earnings	30,836	28,333
Accumulated other comprehensive loss	(2,006)	(2,289)
Treasury stock, at cost; 1,480,101 shares at March 31, 2018 and 1,480,101 shares at December 31, 2017	(9,608)	(9,608)

Total stockholders’ equity	113,470	109,770

Total liabilities and stockholders’ equity	$129,410	$126,323

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Net sales	$25,994	$24,139
Cost of sales	7,520	6,786

Gross profit	18,474	17,353
Sales and marketing	7,090	6,954
General and administrative	4,697	4,548
Research and development	1,825	1,658

Total operating expenses	13,612	13,160

Income from operations	4,862	4,193
Other income (expense):
Interest income	95	20
Foreign currency gain (loss)	(41)	26

Income before income taxes	4,916	4,239
Provision for income taxes	1,063	1,020

Net income	$3,853	$3,219

Earnings per share of common stock:
Basic	$0.20	$0.17

Diluted	$0.19	$0.16

Weighted-average shares outstanding:
Basic	19,283	18,631

Diluted	20,181	19,707

Cash dividends declared per common share	$0.070	$0.055

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Net income	$3,853	$3,219
Other comprehensive income (loss):
Foreign currency translation adjustment, net	328	620
Unrealized loss on short-term marketable securities	(45)	—

Total other comprehensive income	283	620

Comprehensive income	$4,136	$3,839

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2018	2017
	(in thousands)
Operating activities
Net income	$3,853	$3,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036	979
Stock-based compensation	621	487
Fair value adjustment to contingent consideration obligations	30	23
Provision for doubtful accounts	73	48
Provision for inventory write-downs	101	137
Foreign currency transaction loss	(6)	(51)
Changes in operating assets and liabilities:
Accounts receivable	571	(858)
Inventory and other deferred costs	(808)	(1,102)
Prepaid expenses and other assets	360	(16)
Accounts payable and other liabilities	(2,080)	(390)

Net cash provided by operating activities	3,751	2,476
Investing activities
Purchases of property and equipment and other assets	(427)	(1,691)
Purchases of short-term marketable securities	(94)	—

Net cash used in investing activities	(521)	(1,691)
Financing activities
Payments of deferred acquisition consideration	(35)	(260)
Proceeds from issuance of common stock	292	819

Net cash provided by financing activities	257	559
Effect of exchange rate changes on cash and cash equivalents	198	178

Net increase in cash and cash equivalents	3,685	1,522
Cash and cash equivalents at beginning of period	19,096	24,288

Cash and cash equivalents at end of period	$22,781	$25,810

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation into patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices (subsequently divested in Q2 2018), powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, synthetic vascular grafts, and valvulotomes. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2018.

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals, and to a lesser extent to distributors. We also occasionally enter into consigned inventory arrangements with either hospitals or distributors on a limited basis. Following our acquisition of the RestoreFlow allograft business, we also derive revenues from human tissue cryopreservation services. These service revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed below have been met.

On January 1, 2018 we adopted the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We used the modified retrospective method of adoption under which the comparative information was not restated and will continue to be reported under the standard in effect for those periods. The adoption of this standard was not material to our financial statements and there was no cumulative effect adjustment to the opening balance of retained earnings required. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard explains that to achieve the core principle, an entity should take the following actions:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue when or as the entity satisfies a performance obligation

Revenue is recognized when or as a company satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service).

We generally reference customer purchase orders to determine the existence of a contract. Orders that are not accompanied by a purchase order are confirmed with the customer either in writing or verbally. The purchase orders or similar correspondence, once accepted, identify the performance obligations as well as the transaction price, and otherwise outline the rights and obligations of each party. We allocate the transaction price of each contract among the performance obligations in accordance with the pricing of each item specified on the purchase order, which is in turn based on standalone selling prices per our published price lists. In cases where we discount products or provide certain items free of charge, we allocate the discount proportionately to all performance obligations, unless it can be demonstrated that the discount should be allocated entirely to one or more, but not all, of the performance obligations.

We recognize revenue, net of allowances for returns and discounts, fees paid to group purchasing organizations, and any sales and value added taxes required to be invoiced, which we have elected to exclude from the measurement of the transaction price as allowed by the standard, at the time of shipment (taking into consideration contractual shipping terms), or in the case of consigned inventory, when it is consumed. Shipment is the point at which control of the product and title passes to our customers, and at which LeMaitre has a present right to receive payment for the goods. Our shipping and handling activities generally occur prior to the customer taking control of the goods, but in instances where part of these services occurs after the customer gains control, we have made a policy election as allowed under the standard to account for them as activities to fulfill the promise to transfer the goods as opposed to a performance obligation.

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Americas	$15,860	$14,980
Europe, Middle East and Africa	8,755	7,614
Asia/Pacific Rim	1,379	1,545

Total	$25,994	$24,139

We do not carry any contract assets or contract liabilities, as there are generally no unbilled amounts due from customers under contracts for which we have partially satisfied performance obligations, or amounts received from customers for which we have not satisfied performance obligations. We satisfy our performance obligations under revenue contracts within a very short time period from receipt of the orders, and payments from customers are typically received within 30 to 60 days of fulfillment of the orders, except in certain geographies such as Spain and Italy where the payment cycle is customarily longer. Accordingly, there is no significant financing component to our revenue contracts. Additionally, we have elected as a policy that incremental costs (such as commissions) incurred to obtain contracts are expensed as incurred, due to the short-term nature of the contracts.

Customers returning products may be entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, must have at least 18 months remaining prior to its expiration date, or twelve months for our hospital customers in Europe, and generally be returned within 30 days of shipment. These return policies apply to sales to both hospitals and distributors. The amount of products returned to us, either for exchange or credit, has not been material. Nevertheless, we provide for an allowance for future sales returns based on historical return experience, which requires judgment. Our cost of replacing defective products has not been material and is accounted for at the time of replacement.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2018-02, Income Statement – Reporting Other Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and is expected to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We do not expect the adoption of this standard to have a significant impact on our consolidated statement of operations. However, we expect that the recognition of right-of-use assets and corresponding lease liabilities will have a significant impact on our consolidated balance sheet, although our assessment is not complete.

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

The Tax Cut and Jobs Act of 2017 (the Tax Act) changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries (the Transition Tax). We estimated the impact of the Tax Act in our financial statements as of December 31, 2017. We recorded $0.6 million in tax expense related to the Transition Tax and recognized $1.0 million in tax benefit related to the remeasurement of deferred taxes to the 21% tax rate. Later in 2018, we may identify adjustments to our estimated Transition Tax and/or deferred tax remeasurement while preparing the 2017 U.S. tax return, finalizing foreign earnings and profits calculations, or taking into account additional guidance issued by the IRS. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Our 2018 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries. Additionally, in the first quarter of 2018, we recognized certain discrete items primarily related to the exercise of stock options. Our 2017 income tax expense varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2018, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $556,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2018
(in thousands)
Unrecognized tax benefits as of December 31, 2017	525
Additions for tax positions of current year	15
Additions for tax positions of prior years	16
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of March 31, 2018	556

As of March 31, 2018, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2014 and forward
Foreign	2011 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$3,529	$3,200
Work-in-process	4,500	3,745
Finished products	12,468	12,278
Other deferred costs	1,336	1,823

Total inventory and other deferred costs	$21,833	$21,046

We had inventory on consignment of $1.3 million and $1.4 million at March 31, 2018 and December 31, 2017, respectively.

In connection with our 2016 acquisition of the RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold. Therefore, the vascular tissues we preserve are not held as inventory, and the costs we incur to procure and process them are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

4. Acquisitions and Divestitures

Acquisitions are accounted for using the acquisition method, and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. In each case for the acquisitions disclosed below, pro forma information assuming the acquisition had occurred at the beginning of the earliest period presented is not included, as the impact is immaterial.

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

The fair market valuations associated with these transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates. Our assumptions associated with these Level 3 valuations are discussed below and in Note 13 to these financial statements.

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with three additional payments of up to $2 million each ($6 million in total), depending upon the satisfaction of certain contingencies. One payment of $2 million is due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees are not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that will be paid to retained employees and that is contingent on their continued employment, estimated at $0.9 million, is being accounted for as post-combination compensation expense rather than purchase consideration. The remaining $1.1 million that is payable to non-employee investors but that is also contingent on the continued employment of the retained employees has been accounted for as contingent purchase consideration, at an acquisition-date fair value of $0.9 million. This valuation reflects management’s assessment of the likelihood that the retained employees will remain employed by us, discounted at a rate of 6.1% to account for risk inherent in the probability estimate as well as for the time value of money between acquisition date and the payment date. This valuation is being re-measured each reporting period until the retention period ends, with any adjustments reported in income from operations. For the three months ended March 31, 2018 and 2017, the amount of the adjustments was not material.

There are also two potential earn-out payments under the agreement. The first earn-out was calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeded $6 million, with such payout not to exceed $2 million. This milestone was not met and accordingly no amount was paid out. The second earn-out is calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeds $9 million, with such payout not to exceed $2 million. These earn-outs were accounted for as contingent consideration, at an acquisition-date fair value of $0.1 million for the two earn-outs combined. This valuation was derived by utilizing an option pricing model technique incorporating, among other inputs, management’s forecasts of future revenues, the expected volatility of revenues, and an estimated weighted average cost of capital of 14.1% to account for the risk of achievement of the revenue forecasts as well as the time value of money between acquisition date and the payment date.

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

The following table summarizes the final purchase price allocation:

Allocated Fair Value
(in thousands)
Accounts receivable	$394
Deferred cryopreservation costs	2,583
Equipment and supplies	125
Accounts payable	(286)
Intangible assets	4,544
Goodwill	5,599

Purchase price	$12,959

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreements	$180	5.0 years
Tradename	271	9.0 years
Procurement contracts	617	9.0 years
Technology	2,793	10.5 years
Customer relationships	683	12.5 years

Total intangible assets	$4,544

The weighted-average amortization period of the acquired intangible assets was 10.3 years.

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, 25% of which was paid in the quarter ended September 30, 2016 and the remainder of which was paid in the quarter ended March 31, 2017. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. To date since the acquisition there have been no material adjustments.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Non-compete agreement	$84	5.0 years
Tradename	109	9.5 years
Intellectual property	277	9.0 years
Customer relationships	150	9.0 years

Total intangible assets	$620

The weighted-average amortization period of the acquired intangible assets was 8.6 years.

Tru-Incise Valvulotome

In May 2015, we entered into an asset purchase agreement with UreSil, LLC (UreSil) to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States for a purchase price of approximately $1.4 million. We paid $1.1 million at the closing with the remaining $0.3 million paid at various dates in 2016 and 2017. We accounted for the acquisition as a business combination. Assets acquired included inventory and intellectual property. We did not assume any liabilities. The purchase accounting is complete.

The following table summarizes the purchase price allocation at the date of the acquisition:

Allocated
Fair Value
(in thousands)
Inventory	$88
Intangible assets	545
Goodwill	742

Purchase price	$1,375

The goodwill is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)
Non-compete agreement	$120	5.0 years
Tradename license	17	3.0 years
Technology	391	7.0 years
Customer relationships	17	3.0 years

Total intangible assets	$545

Subsequent Event – Reddick Divestiture

On April 5, 2018, we entered into an asset purchase agreement with Specialty Surgical Instrumentation, Inc. to sell the inventory, intellectual property and other assets associated exclusively with our Reddick cholangiogram catheter and Reddick Saye-Screw product lines for $7.4 million. In connection with this divestiture we contemporaneously entered into a transition services agreement under which we will continue to manufacture and supply these products to the buyer for a period of up to two years unless extended by both parties, as well as a balloon supply agreement under which we will supply latex balloons, a component of the cholangiogram catheters, to the buyer for a period of up six years unless extended by both parties. During the three months ending June 30, 2018 we expect to record a gain in connection with these agreements of $5.5 million to $6.0 million.

5. Goodwill and Other Intangibles

Goodwill consists of the following as of March 31, 2018:

(in thousands)
Balance at December 31, 2017	$23,844
Effects of currency exchange	(34)

Balance at March 31, 2018	$23,810

Other intangible assets consist of the following:

	March 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology	$10,245	$5,106	$5,139	$10,267	$4,908	$5,359
Trademarks and licenses	1,947	1,491	456	1,948	1,468	480
Customer relationships	5,391	3,456	1,935	5,383	3,299	2,084
Other intangible assets	1,574	1,298	276	1,575	1,264	311

Total identifiable intangible assets	$19,157	$11,351	$7,806	$19,173	$10,939	$8,234

These intangible assets are being amortized over their useful lives ranging from 3 to 13 years. The weighted-average amortization period for these intangibles as of March 31, 2018 is 8.0 years. Amortization expense was $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, and is included in general and administrative expense.    We estimate that amortization expense for the remainder of 2018 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2018	2019	2020	2021	2022	2023
	(in thousands)
Amortization expense	$1,202	$1,389	$1,129	$901	$713	$680

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Compensation and related taxes	$3,951	$6,494
Aquisition-related liabilities
Income and other taxes	414	703
Professional fees	323	35
Dividend payable	1,351	—
Other	3,079	2,538

Total	$9,118	$9,770

Other long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Aquisition-related liabilities	$36	$127
Deferred rent	554	561
Income taxes	340	321
Other	191	179

Total	$1,121	$1,188

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2018	2017
	(in thousands)
United States	$14,820	$14,047
Germany	3,106	2,865
Other countries	8,068	7,227

Net Sales	$25,994	$24,139

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Stock option awards	$389	$314
Restricted stock units	232	173

Total share-based compensation	$621	$487

Stock-based compensation is included in our statements of operations as follows:

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Cost of sales	$64	$53
Sales and marketing	138	116
General and administrative	351	274
Research and development	68	44

Total stock-based compensation	$621	$487

We did not grant any options during the three months ended March 31, 2018. Option grants during the three months ended March 31, 2017 were not material. We did not issue awards of restricted stock during the three months ended March 31, 2018 or 2017.

We issued approximately 35,000 and 115,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the three months ended March 31, 2018 and 2017, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,853	$3,219

Weighted average shares outstanding	19,283	18,631

Basic earnings per share	$0.20	$0.17

Diluted:
Net income available for common stockholders	$3,853	$3,219

Weighted-average shares outstanding	19,283	18,631
Common stock equivalents, if dilutive	898	1,076

Shares used in computing diluted earnings per common share	20,181	19,707

Diluted earnings per share	$0.19	$0.16

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	218	1

11. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

On April 23, 2018 our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on June 7, 2018 to stockholders of record at the close of business on May 22, 2018, which will total approximately $1.4 million.

12. Supplemental Cash Flow Information

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Cash paid for income taxes, net	$1,562	$275

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2018 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2018.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2016, we recorded contingent liabilities associated with our acquisitions of the RestoreFlow allograft and ProCol biologic graft businesses. In the case of the Restore Flow allograft acquisition, the agreement included the potential for us to pay up to $5.1 million of additional consideration, with $1.1 million contingent on the continued employment by LeMaitre of certain retained employees, and another $4.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional consideration was initially valued in total at $1.0 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The amount attributable to the first 12 months of revenue following the acquisition date was not paid as the associated revenue metric was not achieved. In the case of ProCol, additional consideration is payable to the former shareholders for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. These arrangements are described more fully in Note 4. The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for these acquired businesses, as well as, in the case of the Restore Flow allograft acquisition, management’s estimate of the likelihood of continued employment of certain retained employees.

	Three months ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$1,300	$1,320
Additions	—	—
Payments	(35)	(23)
Change in fair value included in earnings	30	23

Ending balance	$1,295	$1,320

14. Accumulated Other Comprehensive Loss

	Three months ended
	March 31,
	2018	2017
	(in thousands)
Beginning balance	$(2,289)	$(4,583)
Other comprehensive income (loss) before reclassifications	283	620
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(2,006)	$(3,963)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the three months ended March 31, 2018 and 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that we may not be able to maintain our recent levels of profitability; the risk that the Company may not realize the anticipated benefits of its strategic activities; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to the integration of acquisition targets; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that a recall of our products could result in significant costs or negative publicity; the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, laparoscopic cholecystectomy devices (subsequently divested in Q2 2018), powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, synthetic vascular grafts, and valvulotomes. With the November 10, 2016 acquisition of the RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular tissue.

Our biologic devices, which include vascular patches and vascular grafts (including allografts, ovine grafts and bovine grafts), have become a larger proportion of our total sales over time, and in the current quarter represented 36% of worldwide sales. We generally view the biologic device segment favorably, as we believe it contains differentiated and growing product segments.

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

We sell our products and services primarily through a direct sales force. As of March 31, 2018 our sales force was comprised of 94 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our European operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Vaughan, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have a processing facility in Fox River Grove, Illinois and a manufacturing facility in North Melbourne, Australia. During the three months ended March 31, 2018 and 2017, approximately 95% and 93%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the markets for biologic vascular patches and valvulotome devices. In the biologic vascular patch market the number of competitors is limited, and we believe that we have been able to increase market share and increase selling prices, mainly due to the strength of our sales force. In the valvulotome market, we have been able to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as synthetic grafts, where we face stronger competition from larger companies with greater resources and lower production costs. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

In recent years we have also experienced success in international markets, such as Europe, where we sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•	During 2015, we entered into definitive agreements with seven former UreSil, LLC distributors in Europe in order to terminate their distribution of our Tru-Incise valvulotome and we began selling direct-to-hospital in those geographies. The termination fees totaled approximately $0.2 million

•	In August 2015, we entered into a definitive agreement with Grex Medical Oy (Grex), our distributor in Finland, in order to terminate their distribution of our products and we began selling direct-to-hospital in Finland as of January 1, 2016. The termination fee was approximately $0.2 million.

•	In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd., a Chinese distribution and logistics company, and began selling our Chinese market products to Meheco in 2016. Meheco then sold our products to multiple sub-distributors who then sold to Chinese hospitals. This agreement expired in December 2017, and we are currently in the process of signing distribution agreements with sub-distributors and have begun selling our products directly to sub-distributors in China.

•	In March 2018 we terminated our master distribution agreement with Sinopharm United Medical Device Co., Ltd. under which we sold our powered phlebectomy device and related disposable devices to them for distribution in China. In April 2018 we began selling these products directly to sub-distributors in China.

We anticipate that the expansion of our sales organization in China will result in increased sales, marketing and regulatory expenses during 2018. As of March 31, 2018 we had seven employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In May 2015, we acquired the production and distribution rights of UreSil LLC’s Tru-Incise valvulotome for sales outside of the United States for $1.4 million.

•	In March 2016, we acquired substantially all of the assets as well as the production and distribution rights of the ProCol business from Hancock Jaffe Laboratories and CryoLife, Inc. for $2.7 million plus 10% of net sales for three years following the closing. ProCol is a biologic vascular graft used for dialysis access and is approved for sale in the United States.

•	In November 2016, we acquired substantially all of the assets related to the peripheral vascular allograft operations of Restore Flow Allografts, LLC for $12.0 million plus additional payments of up to $4.0 million as of March 31, 2018 depending upon the satisfaction of certain contingencies.

•	In April 2018, we sold our Reddick cholangiogram catheter and Reddick Saye-Screw product lines to Specialty Surgical Instrumentation, Inc. for $7.4 million.

In addition to relying upon acquisitions to grow our business, we also rely on our product development efforts to bring differentiated and next-generation products to market. These efforts have led to the following recent product developments:

•	In October 2016, we launched additional sizes of our XenoSure patch.

•	In December 2016, we launched the 7.0mm diameter size Omniflow graft.

•	In October 2017, we launched XenoSure biologic pledgets.

•	In April 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved production control as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In May 2015, we initiated a project to transfer the manufacturing of the newly acquired Tru-Incise valvulotome product line to our Burlington facility. The manufacturing transition was completed in 2017.

•	In March 2016, we initiated a project to transfer the manufacturing of the newly acquired ProCol biologic product line to our Burlington facility. This transition was completed in 2018.

•	In 2017 we completed the renovation of a portion of our manufacturing facility in Burlington, in which we expect most of our biologic offerings, including the XenoSure patch as well as certain biologic grafts, to be produced or processed. The cost of the facility renovation was approximately $3.0 million.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

For the three months ended March 31, 2018, approximately 43% of our sales were to customers located outside the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. Selling, marketing, and administrative costs related to these sales are largely denominated in the local currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will record less revenue in U.S. dollars than we did prior to the rate increase. For the three months ended March 31, 2018, the effects of changes in foreign exchange rates increased our reported sales by approximately $1.2 million as compared to the rates in effect in the year-earlier period.

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

Sales and marketing. Our sales and marketing expense consists primarily of salaries, commissions, stock based compensation, travel and entertainment, attendance at vascular congresses, training programs, advertising and product promotions, direct mail and other marketing costs.

General and administrative. General and administrative expense consists primarily of executive, finance and human resource salaries, stock based compensation, legal and accounting fees, information technology expense, intangible asset amortization expense and insurance expense.

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

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)	2018	2017	Percent change
	($ in thousands)
Net sales	$25,994	$24,139	8%
Net sales by geography:
Americas	$15,860	$14,980	6%
Europe, Middle East and Africa	$8,755	$7,614	15%
Asia/Pacific Rim	1,379	1,545	(11%)

Total	$25,994	$24,139	8%

Net sales. Net sales increased $1.9 million or 8% to $26.0 million for the three months ended March 31, 2018, compared to $24.1 million for the three months ended March 31, 2017. The sales increase for the three months ended March 31, 2018 occurred across multiple product lines including our biologic vascular patches which increased by $0.6 million, allografts $0.6 million, valvulotomes $0.5 million, shunts $0.3 million and Omniflow II biologic grafts $0.2 million. Partly offsetting these increases were sales declines of powered phlebectomy systems of $0.4 million, and anastomotic clips of $0.2 million.

Direct-to-hospital net sales were 95% and 93% of our total net sales for the three months ended March 31, 2018 and 2017, respectively.

Net sales by geography. Net sales in the Americas increased $0.9 million or 6% for the three months ended March 31, 2018. The increase was primarily driven by increased revenues from our allograft cryopreservation services and valvulotomes.

Europe, Middle East and Africa (or EMEA) net sales increased $1.1 million, or 15% for the three months ended March 31, 2018. The increase was primarily driven by the favorable effect of foreign exchange rate changes versus the comparative period.

Asia/Pacific Rim net sales decreased $0.2 million, or 11% for the three months ended March 31, 2018. The decrease was primarily driven by decreased sales of our powered phlebectomy systems of $0.4 million in China. This decrease was partly offset by higher sales in Japan of catheters, shunts and valvulotomes.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)				Percent
	2018	2017	Change	change
	($ in thousands)
Gross profit	$18,474	$17,353	$1,121	6%
Gross margin	71.1%	71.9%	(0.8%)	*

*	Not applicable

Gross Profit. Gross profit increased $1.1 million to $18.5 million for the three months ended March 31, 2018, while gross margin decreased 80 basis points to 71.1% in the period. The gross profit dollar increase was a result of higher sales. The gross margin decrease was largely driven by higher manufacturing costs of certain of our products, increased scrap costs for defective materials, and increased allograft revenues which have a lower gross margin. These effects were partially offset by higher average selling prices across most product lines, the favorable impact of foreign exchange rate changes and lower sales in China, where we typically realize lower gross margins than in the United States.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2018	2017	$ Change	change
Sales and marketing	$7,090	$6,954	$136	2%
General and administrative	4,697	4,548	149	3%
Research and development	1,825	1,658	167	10%

Total	$13,612	$13,160	$452	3%

	Three months ended March 31,
	2018	2017
	% of Net Sales	% of Net Sales	Change
Sales and marketing	27%	29%	(2%)
General and administrative	18%	19%	(1%)
Research and development	7%	7%	0%

Sales and marketing. For the three months ended March 31, 2018, sales and marketing expense increased 2% to $7.1 million. The increase was driven mainly by increased spending in 2018 on our annual sales meeting which occurs in January, as well as severance costs. These increases were partly offset by lower compensation-related costs and travel due to fewer sales personnel in the 2018 period. As a percentage of net sales, sales and marketing expense was 27% in the three months ended March 31, 2018.

General and administrative. For the three months ended March 31, 2018, general and administrative expense increased 3% to $4.7 million. The general and administrative expense increases were driven by compensation costs, professional fees and bad debt expense, which were partly offset by lower acquisition-related charges. As a percentage of net sales, general and administrative expense was 18% for the three months ended March 31, 2018.

Research and development. For the three months ended March 31, 2018, research and development expense increased 10% to $1.8 million. The increase was primarily related to costs for regulatory submissions for our products in China and Japan, as well as animal testing related to our biologic product offerings. As a percentage of net sales, research and development expense was 7% for the three months ended March 31, 2018.

Income tax expense. We recorded a tax provision of $1.1 million on pre-tax income of $4.9 million for the three months ended March 31, 2018, compared to a $1.0 million tax provision on pre-tax income of $4.2 million for the three months ended March 31, 2017. Our effective income tax rate was 21.6% for the three month period ended March 31, 2018. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.6%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 24.1% for the three month period ended March 31, 2017. Our 2017 provision was based on the estimated annual effective tax rate of 36.0%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2017 varied from the statutory rate mainly due to federal and state tax credits, permanent items, lower statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of March 31, 2018, we have provided a valuation allowance of $2.0 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At March 31, 2018, our cash and cash equivalents were $22.8 million as compared to $19.1 million at December 31, 2017. We also had $22.6 million in a short-term managed income mutual fund investment as of both March 31, 2018 and December 31, 2017. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $9.5 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

We recognized operating income of $4.9 million for the three months ended March 31, 2018. For the year ended December 31, 2017, we had operating income of $21.1 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, make share repurchases and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility with, a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently-forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 6, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

On April 23, 2018 our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on June 7, 2018 to stockholders of record at the close of business on May 22, 2018, which will total approximately $1.4 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2018	2017	Net Change
Cash and cash equivalents	$22,781	$25,810	$(3,029)
Cash flows provided by (used in):
Operating activities	$3,751	$2,476	$1,275
Investing activities	(521)	(1,691)	1,170
Financing activities	257	559	(302)

Net cash provided by operating activities. Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2018, consisting of $3.9 million in net income adjusted for non-cash items of $1.9 million (including depreciation and amortization of $1.0 million, stock-based compensation of $0.6 million, and provisions for inventory write-offs and doubtful accounts of $0.2 million) and offset by changes in working capital of $1.9 million. The net cash used for working capital was driven by decreases in accounts payable and accrued expenses of $2.1 million and an increase in inventory and other deferred costs of $0.8 million, partly offset by decreases in accounts receivable of $0.6 million and prepaid expenses and other assets of $0.4 million.

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

Net cash used in investing activities. Net cash used in investing activities was $0.5 million for three months ended March 31, 2018. This was primarily driven by expenditures on equipment and website technology improvements of $0.4 million as well as purchases of marketable securities of $0.1 million.

Net cash used in investing activities was $1.7 million for three months ended March 31, 2017. This was primarily driven by expenditures on leasehold improvements and equipment associated with the expansion of our Burlington, Massachusetts manufacturing operations.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2018, consisting primarily of proceeds from stock option exercises.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2017, consisting of proceeds from stock option exercises of $0.8 million, which were offset by payments related to prior acquisitions.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2017 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. With the exception of the adoption, effective January 1, 2018, of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) discussed in Note 1 to this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three months ended March 31, 2018. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2018 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2018 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May  1, 2018, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 9, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Asset Purchase Agreement between the Registrant and Specialty Surgical Instrumentation, Inc. dated April 5, 2018.				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2018.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director