Form 10-Q
period 2018-06-30
LEMAITRE VASCULAR INC
filed 2018-08-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 19,461,986 shares of common stock, $.01 par value per share, outstanding as of July 31, 2018.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) June 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,638	$19,096
Short-term marketable securities	33,298	22,564
Accounts receivable, net of allowances of $494 at June 30, 2018, and $349 at December 31, 2017	15,230	15,000
Inventory and other deferred costs	21,669	21,046
Prepaid expenses and other current assets	2,529	2,605

Total current assets	92,364	80,311
Property and equipment, net	12,235	12,378
Goodwill	23,602	23,844
Other intangibles, net	7,358	8,234
Deferred tax assets	1,347	1,378
Other assets	194	178

Total assets	$137,100	$126,323

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,657	$1,543
Accrued expenses	11,286	9,770
Acquisition-related obligations	172	1,876

Total current liabilities	13,115	13,189
Deferred tax liabilities	2,175	2,176
Other long-term liabilities	1,066	1,188

Total liabilities	16,356	16,553
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 20,836,847 shares at June 30, 2018, and 20,745,041 shares at December 31, 2017	208	207
Additional paid-in capital	95,122	93,127
Retained earnings	38,234	28,333
Accumulated other comprehensive loss	(3,207)	(2,289)
Treasury stock, at cost; 1,480,250 shares at June 30, 2018 and 1,480,101 shares at December 31, 2017	(9,613)	(9,608)

Total stockholders’ equity	120,744	109,770

Total liabilities and stockholders’ equity	$137,100	$126,323

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net sales	$27,020	$25,753	$53,014	$49,892
Cost of sales	8,028	8,238	15,548	15,023

Gross profit	18,992	17,515	37,466	34,869
Sales and marketing	6,792	6,599	13,882	13,553
General and administrative	4,547	3,747	9,244	8,295
Research and development	1,988	1,634	3,813	3,292
Gain on divestiture	(5,876)	—	(5,876)	—

Total operating expenses	7,451	11,980	21,063	25,140

Income from operations	11,541	5,535	16,403	9,729
Other income (expense):
Interest income	165	32	260	52
Foreign currency gain (loss)	(159)	(102)	(200)	(76)

Income before income taxes	11,547	5,465	16,463	9,705
Provision for income taxes	2,796	833	3,859	1,854

Net income	$8,751	$4,632	$12,604	$7,851

Earnings per share of common stock:
Basic	$0.45	$0.25	$0.65	$0.42

Diluted	$0.43	$0.23	$0.62	$0.40

Weighted-average shares outstanding:
Basic	19,320	18,816	19,301	18,724

Diluted	20,260	19,975	20,243	19,855

Cash dividends declared per common share	$0.070	$0.055	$0.140	$0.110

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$8,751	$4,632	$12,604	$7,851
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,223)	1,019	(895)	1,639
Unrealized gain (loss) on short-term marketable securities	22	—	(23)	—

Total other comprehensive income	(1,201)	1,019	(918)	1,639

Comprehensive income	$7,550	$5,651	$11,686	$9,490

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net income	$12,604	$7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,102	1,962
Stock-based compensation	1,257	959
Fair value adjustment to contingent consideration obligations	42	—
Provision for doubtful accounts	146	104
Provision for inventory write-downs	170	184
Gain on divestitures	(5,876)	—
Foreign currency transaction loss	96	(20)
Changes in operating assets and liabilities:
Accounts receivable	(552)	(1,067)
Inventory and other deferred costs	(1,306)	(767)
Prepaid expenses and other assets	26	(756)
Accounts payable and other liabilities	(82)	(550)

Net cash provided by operating activities	8,627	7,900
Investing activities
Purchases of property and equipment and other assets	(1,230)	(2,444)
Purchases of short-term marketable securities	(10,757)	—
Proceeds from divestiture	7,400	—

Net cash used in investing activities	(4,587)	(2,444)
Financing activities
Payments of deferred acquisition consideration	(1,142)	(388)
Proceeds from issuance of common stock	738	2,301
Purchase of treasury stock	(5)	—
Common stock cash dividend paid	(2,704)	(2,065)

Net cash provided by financing activities	(3,113)	(152)
Effect of exchange rate changes on cash and cash equivalents	(385)	528

Net increase in cash and cash equivalents	542	5,832
Cash and cash equivalents at beginning of period	19,096	24,288

Cash and cash equivalents at end of period	$19,638	$30,120

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation into patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, synthetic vascular grafts, and valvulotomes. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; North Melbourne, Australia; Tokyo, Japan; and Shanghai, China.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2018.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Six months ended June 30,
	2018	2017
Americas	$31,942	$31,069
Europe, Middle East and Africa	17,829	15,734
Asia/Pacific Rim	3,243	3,089

Total	$53,014	$49,892

Except as discussed in Note 6, we do not carry any contract assets or contract liabilities, as there are generally no unbilled amounts due from customers under contracts for which we have partially satisfied performance obligations, or amounts received from customers for which we have not satisfied performance obligations. We satisfy our performance obligations under revenue contracts within a very short time period from receipt of the orders, and payments from customers are typically received within 30 to 60 days of fulfillment of the orders, except in certain geographies such as Spain and Italy where the payment cycle is customarily longer. Accordingly, there is no significant financing component to our revenue contracts. Additionally, we have elected as a policy that incremental costs (such as commissions) incurred to obtain contracts are expensed as incurred, due to the short-term nature of the contracts.

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

Recent Accounting Pronouncements

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Entities have the option of using either a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or else a transition option allowing lessees to not apply the new lease standard in comparative periods but instead recognize a cumulative-effect adjustment to retained earnings as of the date of adoption. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Our assessment of the impact of adopting this standard is underway, including identifying all of our leases, performing a preliminary analysis of the amounts of lease liabilities and right-of-use assets to be recorded and reviewing potential changes to our disclosures on leases. Based on this preliminary assessment we do not expect the adoption of this standard to have a significant impact on our consolidated statement of operations. However, we expect that the recognition of right-of-use assets and corresponding lease liabilities could have a significant impact on our consolidated balance sheet.

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

The Tax Cut and Jobs Act of 2017 (the Tax Act) changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries (the Transition Tax). We estimated the impact of the Tax Act in our financial statements as of December 31, 2017. We recorded $0.6 million in tax expense related to the Transition Tax and recognized $1.0 million in tax benefit related to the remeasurement of deferred taxes to the 21% tax rate. We may subsequently identify adjustments to our estimated Transition Tax and/or deferred tax remeasurement while preparing our 2017 U.S. tax return, finalizing foreign earnings and profits calculations, or taking into account additional guidance issued by the IRS. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Our 2018 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries. Additionally, in the second quarter of 2018, we recognized certain discrete items primarily related to the exercise of stock options. Our 2017 income tax expense varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2018, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $578,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2018
(in thousands)
Unrecognized tax benefits as of December 31, 2017	525
Additions for tax positions of current year	48
Additions for tax positions of prior years	5
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of June 30, 2018	578

As of June 30, 2018, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2014 and forward
Foreign	2011 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$3,549	$3,200
Work-in-process	4,253	3,745
Finished products	12,668	12,278
Other deferred costs	1,199	1,823

Total inventory and other deferred costs	$21,669	$21,046

We had inventory on consignment of $1.4 million at both June 30, 2018 and December 31, 2017.

Other deferred costs relate to our RestoreFlow allograft offering and include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold. Therefore, the vascular tissues we preserve are not held as inventory, and the costs we incur to procure and process them are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

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

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with three additional payments of up to $2 million each ($6 million in total), depending upon the satisfaction of certain contingencies. One payment of $2 million was due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees were not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that was to be paid to retained employees and that was contingent on their continued employment, estimated at $0.9 million, was being accounted for as post-combination compensation expense rather than purchase consideration. The remaining $1.1 million that was payable to non-employee investors but that was also contingent on the continued employment of the retained employees had been accounted for as contingent purchase consideration, at an acquisition-date fair value of $0.9 million. During the three months ended June 30, 2018 we paid this $2 million liability as the contingency was met.

There are also two potential earn-out payments under the agreement. The first earn-out was to be calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeded $6 million, with such payout not to exceed $2 million. This milestone was not met and accordingly no amount was paid out. The second earn-out is calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeds $9 million, with such payout not to exceed $2 million. These earn-outs were accounted for as contingent consideration, at an acquisition-date fair value of $0.1 million for the two earn-outs combined. This valuation was derived by utilizing an option pricing model technique incorporating, among other inputs, management’s forecasts of future revenues, the expected volatility of revenues, and an estimated weighted average cost of capital of 14.1% to account for the risk of achievement of the revenue forecasts as well as the time value of money between acquisition date and the payment date.

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

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, with the remainder paid at subsequent dates as specified in the agreement. Additional consideration is payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. To date since the acquisition there have been no material adjustments.

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

Reddick Divestiture

On April 5, 2018, we entered into an asset purchase agreement with Specialty Surgical Instrumentation, Inc. to sell the inventory, intellectual property and other assets associated exclusively with our Reddick cholangiogram catheter and Reddick Saye-Screw product lines for $7.4 million. In connection with this divestiture we at the same time entered into a transition services agreement under which we will continue to manufacture and supply these products to the buyer for a period of up to two years unless extended by both parties, as well as a balloon supply agreement under which we will supply latex balloons, a component of the cholangiogram catheters, to the buyer for a period of up to six years unless extended by both parties. During the three months ending June 30, 2018 we recorded a gain in connection with these agreements of $5.9 million. The following table summarizes the allocation of consideration received:

Allocated Fair Value
(in thousands)
Inventory	$308
Deferred revenue—transition services agreement	1,081
Goodwill	135
Gain on divestiture	5,876

Consideration received	$7,400

Under the terms of the transition services agreement, we have agreed to manufacture the Reddick products for the buyer at prices at or in some cases below our cost. We allocated a portion of the consideration received to this agreement to reflect it at fair value and recorded it as deferred revenue. As the products are sold to the buyer, we amortize a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. Additionally, as the Reddick product lines that were divested constituted a business, we allocated a portion of our goodwill to this divestiture based on the fair value of the business sold in relation to the fair value of the business that will be retained.

5. Goodwill and Other Intangibles

Goodwill consists of the following as of June 30, 2018:

(in thousands)
Balance at December 31, 2017	$23,844
Divestiture adjustment	(135)
Effects of currency exchange	(107)

Balance at June 30, 2018	$23,602

Other intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$10,197	$5,295	$4,902	$10,267	$4,908	$5,359
Trademarks and licenses	1,943	1,511	432	1,948	1,468	480
Customer relationships	5,317	3,535	1,782	5,383	3,299	2,084
Other intangible assets	1,567	1,325	242	1,575	1,264	311

Total identifiable intangible assets	$19,024	$11,666	$7,358	$19,173	$10,939	$8,234

These intangible assets are being amortized over their useful lives ranging from 3 to 13 years. The weighted-average amortization period for these intangibles as of June 30, 2018 is 8.0 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Amortization expense	$414	$456	$832	$910

We estimate that amortization expense for the remainder of 2018 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2018	2019	2020	2021	2022	2023
	(in thousands)
Amortization expense	$750	$1,377	$1,122	$923	$713	$680

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Compensation and related taxes	$5,618	$6,494
Income and other taxes	1,565	703
Professional fees	61	35
Deferred revenue	951	—
Other	3,091	2,538

Total	$11,286	$9,770

As discussed in Note 4 above, deferred revenue relates to our divestiture of the Reddick product line and an associated transition services agreement that we entered into contemporaneously with the divestiture under which we agreed to manufacture and sell product to the buyer at prices at or below our cost. We allocated a portion of the consideration received from the divestiture to this transition services agreement to reflect it at fair value and recorded it as deferred revenue. As the products are sold to the buyer, which we expect will occur over approximately the next twelve, months, we amortize a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. Additionally, as the Reddick product lines that were divested constituted a business, we allocated a portion of our goodwill to this divestiture based on the fair value of the business sold in relation to the fair value of the business that will be retained. The following table summarizes the changes in the deferred revenue balance during the three months ended June 30, 2018:

June 30, 2018
(in thousands)
Beginning contract liability balance	$—
Deferred revenue recorded	1,081
Revenue recognized upon satisfaction of performance obligations in the period	(130)

Ending balance	$951

Other long-term liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Aquisition-related liabilities	$—	$127
Deferred rent	547	561
Income taxes	327	321
Other	192	179

Total	$1,066	$1,188

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
United States	$14,864	$14,932	$29,684	$28,979
Germany	3,257	2,854	6,364	5,739
Other countries	8,899	7,967	16,966	15,174

Net Sales	$27,020	$25,753	$53,014	$49,892

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants.

The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock option awards	$391	$310	$780	$624
Restricted stock units	245	161	477	335

Total share-based compensation	$636	$471	$1,257	$959

Stock-based compensation is included in our statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of sales	$83	$41	$148	$94
Sales and marketing	136	114	273	230
General and administrative	351	271	702	546
Research and development	66	45	134	89

Total stock-based compensation	$636	$471	$1,257	$959

We did not grant any options during the six months ended June 30, 2018. Option grants during the six months ended June 30, 2017 were not material. Awards of restricted stock during the six months ended June 30, 2018 were not material, and we did not issue awards of restricted stock during the six months ended June 30, 2017.

We issued approximately 92,000 and 318,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the six months ended June 30, 2018 and 2017, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$8,751	$4,632	$12,604	$7,851

Weighted average shares outstanding	19,320	18,816	19,301	18,724

Basic earnings per share	$0.45	$0.25	$0.65	$0.42

Diluted:
Net income available for common stockholders	$8,751	$4,632	$12,604	$7,851

Weighted-average shares outstanding	19,320	18,816	19,301	18,724
Common stock equivalents, if dilutive	940	1,159	942	1,131

Shares used in computing diluted earnings per common share	20,260	19,975	20,243	19,855

Diluted earnings per share	$0.43	$0.23	$0.62	$0.40

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	214	1	214	1

11. Stockholders’ Equity

Share Repurchase Program

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program expired on July 25, 2018. We did not make any share repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 7, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

On July 23, 2018 our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on September 6, 2018 to stockholders of record at the close of business on August 22, 2018, which will total approximately $1.4 million.

12. Supplemental Cash Flow Information

	Six months ended June 30.
	2018	2017
	(in thousands)
Cash paid for income taxes, net	$3,140	$2,825

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2018 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2018.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2016, we recorded contingent liabilities associated with our acquisitions of the RestoreFlow allograft and ProCol biologic graft businesses. In the case of the Restore Flow allograft acquisition, the agreement included the potential for us to pay up to $5.1 million of additional consideration, with $1.1 million contingent on the continued employment by LeMaitre of certain retained employees, and another $4.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional consideration was initially valued in total at $1.0 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The amount attributable to the first 12 months of revenue following the acquisition date was not paid as the associated revenue metric was not achieved. The amount that was contingent on the continued employment by LeMaitre of certain retained employees was paid in May 2018 as the contingency was met.

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

	Six months ended June 30,
	2018	2017
	(in thousands)
Beginning balance	$1,300	$1,320
Additions	—	—
Payments	(1,142)	(51)
Change in fair value included in earnings	42	35

Ending balance	$200	$1,304

14. Accumulated Other Comprehensive Loss

	Six months ended June 30,
	2018	2017
	(in thousands)
Beginning balance	$(2,289)	$(4,583)
Other comprehensive income (loss) before reclassifications	(918)	1,639
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(3,207)	$(2,944)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the six months ended June 30, 2018 and 2017.

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation into patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $900 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of further accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, synthetic vascular grafts, and valvulotomes. We also provide services related to the processing and cryopreservation of human vascular tissue in connection with our RestoreFlow allografts business.

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

We sell our products and services primarily through a direct sales force. As of June 30, 2018 our sales force was comprised of 102 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our European operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Vaughan, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have a processing facility in Fox River Grove, Illinois and a manufacturing facility in North Melbourne, Australia. During the six months ended June 30, 2018 and 2017, approximately 95% and 93%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the markets for biologic vascular patches and valvulotome devices. In the biologic vascular patch market the number of competitors has historically been limited, and we believe that we have been able to increase market share and increase selling prices, mainly due to the strength of our sales force. More recently we have experienced increased competition in this segment, which could inhibit our ability to increase market share. In the valvulotome market, our highly differentiated devices have allowed us to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as synthetic grafts, where we face stronger competition from larger companies with greater resources and lower production costs. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

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

We anticipate that the expansion of our sales organization in China will result in increased sales, marketing and regulatory expenses during 2018. As of June 30, 2018 we had seven employees in China.

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

•

In November 2016, we acquired substantially all of the assets related to the peripheral vascular allograft operations of Restore Flow Allografts, LLC for $12.0 million plus additional consideration depending upon the satisfaction of certain contingencies.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect that these plant consolidations will result in improved production control as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In May 2015, we entered into an asset purchase agreement with UreSil, LLC to acquire the production and distribution rights of UreSil’s Tru-Incise valvulotome for sales outside the United States, and at the same time we initiated a project to begin manufacturing this product in our Burlington facility. The manufacturing transition was completed in 2017. In May 2018 our right to use the Tru-Incise name expired, and we re-branded this product as EZE-SIT.

•	In March 2016, we initiated a project to transfer the manufacturing of our ProCol biologic product line to our Burlington facility. This transition was completed in May 2018.

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

For the six months ended June 30, 2018, approximately 44% of our sales were to customers located outside the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. Selling, marketing, and administrative costs related to these sales are largely denominated in the local currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will record less revenue in U.S. dollars than we did prior to the rate increase. For the six months ended June 30, 2018, the effects of changes in foreign exchange rates increased our reported sales by approximately $1.9 million as compared to the rates in effect in the year-earlier period.

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

Results of Operations

Comparison of the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017:

The following tables set forth, for the periods indicated, our net sales by geography (based on where our customers reside), and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)	2018	2017	Percent change	2018	2017	Percent change
	($ in thousands)
Net sales	$27,020	$25,753	5%	$53,014	$49,892	6%
Net sales by geography:
Americas	$16,082	$16,088	(0%)	$31,942	$31,069	3%
Europe, Middle East and Africa	$9,074	$8,121	12%	$17,829	$15,734	13%
Asia/Pacific Rim	1,864	1,544	21%	3,243	3,089	5%

Total	$27,020	$25,753	5%	$53,014	$49,892	6%

Net sales. Net sales increased $1.3 million or 5% to $27.0 million for the three months ended June 30, 2018, compared to $25.8 million for the three months ended June 30, 2017. Net sales increased $3.1 million or 6% to $53.0 million for the six months ended June 30, 2018, compared to $49.9 million for the six months ended June 30, 2017. The sales increase for the three months ended June 30, 2018 occurred across multiple product lines including our biologic vascular patches which increased by $0.5 million, allografts $0.4 million, shunts $0.4 million, valvulotomes $0.2 million and embolectomy catheters $0.2 million. Partly offsetting these increases was the decrease in cholangiogram catheters in connection with our divestiture of the Reddick product line of $0.5 million, net of sales to the buyer of the product line under a transition services agreement. The sales increase for the six months ended June 30, 2018 also occurred across multiple product lines including our biologic vascular patches which increased by $1.2 million, allografts $1.0 million, shunts $0.7 million, valvulotomes $0.7 million and embolectomy catheters $0.4 million. Partly offsetting these increases was the decrease in cholangiogram catheters in connection with our divestiture of the Reddick product line of $0.6 million, net of sales to the buyer of the product line under a transition services agreement, as well as a decrease in vessel closure systems of $0.3 million.

Direct-to-hospital net sales were 95% and 93% of our total net sales for the six months ended June 30, 2018 and 2017, respectively.

Net sales by geography. Net sales in the Americas was unchanged for the three months ended June 30, 2018 as compared to June 30, 2017. We experienced increased sales across multiple product lines including allografts of $0.4 million, shunts of $0.3 million and biologic vascular patches and powered phlebectomy systems of $0.1 million each, but these increases were offset largely by the decrease in cholangiogram catheter sales related to our divestiture of the Reddick product line of $0.5 million, and decreased biologic vascular graft sales of $0.1 million. For the six months ended June 30, 2018, sales in the Americas increased $0.9 million or 3%. Increased sales of allografts of $1.0 million, shunts of $0.4 million, biologic vascular patches of $0.3 million and valvulotomes of $0.3 million were offset by the decrease in cholangiogram catheters, as well as decreased sales of vessel closure systems of $0.2 million, radiopaque tape of $0.3 million and remote endarterectomy systems of $0.1 million.

Europe, Middle East and Africa (or EMEA) net sales increased $1.0 million, or 12% for the three months ended June 30, 2018, and increased $2.1 million or 13% for the six months ended June 30, 2018. For both comparative periods the increase was primarily driven by the favorable effect of foreign exchange rate changes versus the comparative period, as well as by increased sales of biologic vascular patches and embolectomy catheters. The Reddick divestiture had little impact on EMEA sales as those divested products were sold primarily in the Unites States.

Asia/Pacific Rim net sales increased $0.3 million, or 21% for the three months ended June 30, 2018, and increased $0.2 million or 5% for the six months ended June 30, 2018. For the three month period the increases were primarily related to sales of occlusion catheters, shunts, powered phlebectomy systems and valvulotomes. For the six month period the increases were primarily related to sales of occlusion catheters shunts and valvulotomes, which were partly offset by decreased sales of powered phlebectomy systems and vessel closure systems to China.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2018	2017	Change	Percent change	2018	2017	Change	Percent change
	($ in thousands)
Gross profit	$18,992	$17,515	$1,477	8%	$37,466	$34,869	$2,597	7%
Gross margin	70.3%	68.0%	2.3%	*	70.7%	69.9%	0.8%	*

*	Not applicable

Gross Profit. Gross profit increased $1.5 million to $19.0 million for the three months ended June 30, 2018, while gross margin increased 230 basis points to 70.3% in the period. For the six months ended June 30, 2018, gross profit increased $2.6 million to $37.5 million, while gross margin increased 80 basis points to 70.7% in the period. The increases for both comparative periods were the result of more favorable currency exchange rates, favorable product mix and higher average selling prices across most products, offset slightly by manufacturing inefficiencies in the current quarter.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)	2018	2017	$ Change	Percent change	2018	2017	$ Change	Percent change
Sales and marketing	$6,792	$6,599	$193	3%	$13,882	$13,553	$329	2%
General and administrative	4,547	3,747	800	21%	9,244	8,295	949	11%
Research and development	1,988	1,634	354	22%	3,813	3,292	521	16%
(Gain) loss on divestitures	(5,786)	—	(5,786)	*	(5,876)	—	(5,876)	*

Total	$7,541	$11,980	$(4,439)	(37%)	$21,063	$25,140	$(4,077)	(16%)

	Three months ended June 30,			Six months ended June 30,
	2018 % of Net Sales	2017 % of Net Sales	Change	2018 % of Net Sales	2017 % of Net Sales	Change
Sales and marketing	25%	26%	(1%)	26%	27%	(1%)
General and administrative	17%	15%	2%	17%	17%	0%
Research and development	7%	6%	1%	7%	7%	0%
(Gain) loss on divestitures	(21%)	0%	(21%)	(11%)	0%	(11%)

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2018, sales and marketing expense increased 3% to $6.8 million. The increase was driven mainly by higher personnel costs, including salaries recruiting and travel associated with expanding the sales force in the 2018 period. As a percentage of net sales, sales and marketing expense decreased to 25% in the three months ended June 30, 2018 from 26% in the prior period as sales growth outpaced spending growth. For the six months ended June 30, 2018, sales and marketing expense increased 2% to $13.9 million. The increase was driven mainly by increased spending in 2018 related to our annual sales meeting which occurs in January, recruiting costs and severance costs. These increases were partly offset by lower sales force commissions and travel. As a percentage of sales, sales and marketing expense decreased to 26% from 27%.

General and administrative. For the three months ended June 30, 2018, general and administrative expense increased 21% to $4.6 million. The increases were driven by compensation costs, professional fees and acquisition-related charges, partly offset by lower facilities costs. As a percentage of sales, general and administrative expense increased to 17% for the three months ended June 30, 2018 from 15% in the prior year. For the six months ended June 30, 2018, general and administrative expense increased 11% to $9.2 million. The general and administrative expense increases were driven by higher compensation costs, professional fees and travel expense, which were partly offset by lower facilities costs. As a percentage of sales, general and administrative expense was 17% for the six months ended June 30, 2018 and 2017.

Research and development. For the three months ended June 30, 2018, research and development expense increased 22% to $2.0 million. For the six months ended June 30, 2018, research and development expense increased 16% to $3.8 million. In both comparative periods the increase was primarily related to regulatory submissions for our products in China and Japan, as well as testing related to our biologic product offerings. As a percentage of sales, research and development expense was 7% for the three and six months ended June 30, 2018, as compared to 6% and 7% for the prior year comparative periods, respectively.

Gain on divestiture. On April 5, 2018, we entered into an asset purchase agreement with Specialty Surgical Instrumentation, Inc. to sell the inventory, intellectual property and other assets associated with our Reddick cholangiogram catheter and Reddick Saye-Screw product lines for $7.4 million. In connection with this divestiture we at the same time entered into a transition services agreement to manufacture and supply these products to the buyer for a period of up to two years unless extended by both parties. We also entered into an agreement to supply latex balloons to the buyer for the cholangiogram catheters for a period of up six years, unless extended by both parties. During the three months ended June 30, 2018 we recorded a gain in connection with these agreements of $5.9 million.

Income tax expense. We recorded a tax provision of $2.8 million on pre-tax income of $11.5 million for the three months ended June 30, 2018, compared to a $0.8 million tax provision on pre-tax income of $5.5 million for the three months ended June 30, 2017. We recorded a tax provision of $3.9 million on pre-tax income of $16.5 million for the six months ended June 30, 2018, compared to $1.9 million on pre-tax income of $9.7 million for the six months ended June 30, 2017. Our effective income tax rate was 24.2% and 23.4% for the three and six month periods ended June 30, 2018. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.6%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 15.2% and 19.1% for the three and six month period ended June 30, 2017. Our 2017 provision was based on the estimated annual effective tax rate of 34.5%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2017 varied from the statutory rate mainly due to federal and state tax credits, permanent items, lower statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of June 30, 2018, we have provided a valuation allowance of $2.0 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At June 30, 2018, our cash and cash equivalents were $19.6 million as compared to $19.1 million at December 31, 2017. We also had $33.3 million in a short-term managed income mutual fund investment as of June 30, 2018 compared to $22.6 million as of December 31, 2017. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $9.1 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On July 25, 2017, our Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $7.5 million of its common stock through transactions on the open market, in privately negotiated purchases or otherwise. This program expired on July 25, 2018. We did not make any share repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $16.4 million for the six months ended June 30, 2018. For the year ended December 31, 2017, we had operating income of $21.1 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 7, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

On July 23, 2018 our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on September 6, 2018 to stockholders of record at the close of business on August 22, 2018, which will total approximately $1.4 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2018	2017	Net Change
Cash and cash equivalents	$19,638	$30,120	$(10,482)
Cash flows provided by (used in):
Operating activities	$8,627	$7,900	$1,651
Investing activities	(4,587)	(2,444)	(2,143)
Financing activities	(3,113)	(152)	(3,885)

Net cash provided by operating activities. Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2018, consisting of $12.6 million in net income, adjustments for non-cash or non-operating items of $2.1 million (including depreciation and amortization of $2.1 million, stock-based compensation of $1.3 million, provisions for inventory write-offs and doubtful accounts of $0.3 million and a gain on divestiture of $5.9 million) and also a net use of working capital of $1.9 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $1.3 million and an increase in accounts receivable of $0.5 million, as well as a decrease in accounts payable and accrued expenses of $0.1 million.

Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2017, consisting of $7.9 million in net income adjusted for non-cash items of $3.2 million (including depreciation and amortization of $2.0 million, stock-based compensation of $1.0 million, and provisions for inventory write-offs and doubtful accounts of $0.3 million) which were offset by changes in working capital of $3.2 million. The net cash used for working capital was driven by increases in accounts receivable of $1.1 million and inventory of $0.8 million, as well as an increase in prepaid expenses of $0.8 million and decreases in accounts payable and other liabilities of $0.5 million.

Net cash used in investing activities. Net cash used in investing activities was $4.6 million for six months ended June 30, 2018. This was primarily driven by purchases of marketable securities of $10.8 million and expenditures on equipment and technology of $1.2 million, which were partially offset by proceeds from a business divestiture of $7.4 million.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2017. This was primarily driven by expenditures on leasehold improvements and equipment associated with the expansion of our Burlington, Massachusetts manufacturing operations.

Net cash used in financing activities. Net cash used in financing activities was $3.1 million for the six months ended June 30, 2018, primarily driven by cash dividends paid of $2.7 million and payments related to prior acquisitions of $1.1 million. These were partially offset by proceeds from stock option exercises of $0.7 million.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2017, consisting of proceeds from stock option exercises of $2.3 million, offset by dividend payments of $2.1 million as well as payments related to prior acquisitions of $0.4 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2017 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. With the exception of the adoption, effective January 1, 2018, of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) discussed in Note 1 to this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the six months ended June 30, 2018. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2018 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of July  31, 2018, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2018.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director