Form 10-Q
period 2018-09-30
LEMAITRE VASCULAR INC
filed 2018-11-02
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth Company “in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 19,582,075 shares of common stock, $.01 par value per share, outstanding as of October 30, 2018.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited) September 30, 2018	December 31, 2017
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$20,104	$19,096
Short-term marketable securities	25,522	22,564
Accounts receivable, net of allowances of $530 at September 30, 2018, and $349 at December 31, 2017	13,015	15,000
Inventory and other deferred costs	23,876	21,046
Prepaid expenses and other current assets	4,293	2,605

Total current assets	86,810	80,311
Property and equipment, net	12,695	12,378
Goodwill	29,804	23,844
Other intangibles, net	13,490	8,234
Deferred tax assets	1,336	1,378
Other assets	192	178

Total assets	$144,327	$126,323

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,627	$1,543
Accrued expenses	11,006	9,770
Acquisition-related obligations	2,006	1,876

Total current liabilities	14,639	13,189
Deferred tax liabilities	2,174	2,176
Other long-term liabilities	2,167	1,188

Total liabilities	18,980	16,553
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,080,465 shares at September 30, 2018, and 20,745,041 shares at December 31, 2017	211	207
Additional paid-in capital	97,727	93,127
Retained earnings	41,178	28,333
Accumulated other comprehensive loss	(3,482)	(2,289)
Treasury stock, at cost; 1,498,603 shares at September 30, 2018 and 1,480,101 shares at December 31, 2017	(10,287)	(9,608)

Total stockholders’ equity	125,347	109,770

Total liabilities and stockholders’ equity	$144,327	$126,323

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net sales	$24,165	$24,822	$77,179	$74,714
Cost of sales	6,910	7,245	22,458	22,269

Gross profit	17,255	17,577	54,721	52,445
Sales and marketing	6,622	6,201	20,504	19,754
General and administrative	3,983	4,562	13,227	12,857
Research and development	2,037	1,761	5,850	5,053
Gain on divestiture	—	—	(5,876)	—

Total operating expenses	12,642	12,524	33,705	37,664

Income from operations	4,613	5,053	21,016	14,781
Other income (expense):
Interest income	192	48	452	100
Foreign currency gain (loss)	(75)	(28)	(275)	(103)

Income before income taxes	4,730	5,073	21,193	14,778
Provision for income taxes	416	31	4,275	1,885

Net income	$4,314	$5,042	$16,918	$12,893

Earnings per share of common stock:
Basic	$0.22	$0.26	$0.87	$0.69

Diluted	$0.21	$0.25	$0.84	$0.65

Weighted-average shares outstanding:
Basic	19,503	19,124	19,369	18,589

Diluted	20,293	20,147	20,258	19,970

Cash dividends declared per common share	$0.070	$0.055	$0.210	$0.165

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$4,314	$5,042	$16,918	$12,893
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(308)	664	(1,204)	2,303
Unrealized gain (loss) on short-term marketable securities	33	—	11	—

Total other comprehensive income (loss)	(275)	664	(1,193)	2,303

Comprehensive income	$4,039	$5,706	$15,725	$15,196

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Operating activities
Net income	$16,918	$12,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,108	2,966
Stock-based compensation	1,794	1,845
Fair value adjustment to contingent consideration obligations	(24)	—
Provision for doubtful accounts	209	152
Provision for inventory write-downs	298	272
Gain on divestitures	(5,876)	—
Foreign currency transaction (gain) loss	126	(34)
Changes in operating assets and liabilities:
Accounts receivable	1,552	(50)
Inventory and other deferred costs	(3,061)	(1,330)
Prepaid expenses and other assets	(1,764)	(1,403)
Accounts payable and other liabilities	(345)	787

Net cash provided by operating activities	12,935	16,098
Investing activities
Purchases of property and equipment and other assets	(1,764)	(4,780)
Purchases of short-term marketable securities	(15,948)	—
Sales of short-term marketable securities	13,000	—
Payments related to acquisitions	(11,000)	—
Proceeds from divestiture	7,400	—

Net cash used in investing activities	(8,312)	(4,780)
Financing activities
Payments of deferred acquisition consideration	(1,171)	(427)
Proceeds from issuance of common stock	2,809	5,470
Purchase of treasury stock	(678)	(778)
Common stock cash dividend paid	(4,073)	(3,119)

Net cash provided by (used in) financing activities	(3,113)	1,146
Effect of exchange rate changes on cash and cash equivalents	(502)	762

Net increase in cash and cash equivalents	1,008	13,226
Cash and cash equivalents at beginning of period	19,096	24,288

Cash and cash equivalents at end of period	$20,104	$37,514

Supplemental disclosures of cash flow information (see Note 11)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2018.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Nine months ended September 30,
	2018	2017
Americas	$46,885	$46,510
Europe, Middle East and Africa	25,685	23,660
Asia/Pacific Rim	4,609	4,544

Total	$77,179	$74,714

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820), which modifies the disclosure requirements for fair value measurements. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Other Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and is expected to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Entities have the option of using either a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or else a transition option (which we currently expect to use) allowing lessees to not apply the new lease standard in comparative periods but instead recognize a cumulative-effect adjustment to retained earnings as of the date of adoption. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Our assessment of the impact of adopting this standard is underway, including cataloging all of our leases, performing a preliminary analysis of the amounts of lease liabilities and right-of-use assets to be recorded and reviewing potential changes to our disclosures on leases. Based on this preliminary assessment we do not expect the adoption of this standard to have a significant impact on our consolidated statement of operations. However, we expect that the recognition of right-of-use assets and corresponding lease liabilities will have a significant impact on our consolidated balance sheet.

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

The Tax Cut and Jobs Act of 2017 (the Tax Act) changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, and imposition of a tax on deemed repatriated earnings of foreign subsidiaries (the Transition Tax). We estimated the impact of the Tax Act in our financial statements as of December 31, 2017. We recorded $0.6 million in tax expense related to the Transition Tax and recognized $1.0 million in tax benefit related to the remeasurement of deferred taxes to the 21% tax rate. We timely filed our 2017 U.S. tax return with immaterial adjustments to the estimated tax provision recorded as of December 31, 2017.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2018, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $584,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2025. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2018
(in thousands)
Unrecognized tax benefits as of December 31, 2017	$525
Additions for tax positions of current year	61
Additions for tax positions of prior years	(2)
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—

Unrecognized tax benefits as of September 30,	$584

As of September 30, 2018, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2015 and forward
Foreign	2011 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$3,830	$3,200
Work-in-process	3,907	3,745
Finished products	14,714	12,278
Other deferred costs	1,425	1,823

Total inventory and other deferred costs	$23,876	$21,046

We had inventory on consignment of $1.4 million at both September 30, 2018 and December 31, 2017.

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

Our acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of synergies that will be realized by combining businesses. These synergies include the use of our existing sales channel to expand sales of the acquired businesses’ products and services, consolidation of manufacturing facilities, and the leveraging of our existing administrative infrastructure. The fair market valuations associated with these transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates. Our assumptions associated with these Level 3 valuations are discussed below and in Note 12 to these financial statements.

Applied Medical

On September 20, 2018, we entered into an agreement to acquire the assets of the clot management device business of Applied Medical Resource Corporation (Applied). The clot management business consists of several embolectomy and thrombectomy catheter product lines which are sold worldwide (approximately 60% in the U.S. and 40% outside the U.S.). On the same date, we entered into a transition services agreement under which Applied will manufacture and supply us with inventory for a period of twelve months, unless extended in writing by both parties.

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was $14.2 million. Of this amount, $11 million was paid at closing, with another $2 million due 12 months following the closing date, and the final $1.2 million due 24 months following the closing date. The deferred amounts totaling $3.2 million were recorded at an acquisition-date fair value of $3.043 million using a discount rate of 3.75% to reflect the time value of money between the acquisition date and the payment due dates.

The following table summarizes the preliminary purchase price allocation:

Allocated Fair Value
(in thousands)
Inventory	$666
Equipment and supplies	600
Intangible assets	6,527
Goodwill	6,250

Purchase price	$14,043

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the preliminary allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated Fair Value	Weighted Average Useful Life
	(in thousands)
Customer relationships	$4,475	16.0 years
Intellectual property	1,316	7.0 years
Non-compete agreement	530	5.0 years
Tradenames	206	7.0 years

Total intangible assets	$6,527

The weighted-average amortization period of the acquired intangible assets was 13.0 years.

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with three additional payments of up to $2 million each ($6 million in total), depending upon the satisfaction of certain contingencies. One payment of $2 million was due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees were not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that was to be paid to retained employees and that was contingent on their continued employment, estimated at $0.9 million, was being accounted for as post-combination compensation expense rather than purchase consideration. The remaining $1.1 million that was payable to non-employee investors but that was also contingent on the continued employment of the retained employees had been accounted for as contingent purchase consideration, at an acquisition-date fair value of $0.9 million. In May 2018 we paid this $2 million liability as the contingency was met.

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

Subsequent Event

On October 22, 2018, we entered into an agreement to acquire the assets of Cardial, a French joint stock company, whose business consists of the manufacture and sale of knitted and woven vascular grafts, valvulotomes and surgical glue, for a purchase price of €1.2 million. In connection with this asset purchase, we simultaneously entered into an agreement to purchase the land and building in which Cardial is located, for €0.8 million, bringing the total price paid for the business to €2.0 million. During the three months ending December 31, 2018 we expect to record a gain of approximately €1.6 million in connection with these agreements resulting from the excess value of the assets acquired over the purchase price of the transaction, subject to finalization of the purchase accounting for the transactions.

5. Goodwill and Other Intangibles

Goodwill consists of the following as of September 30, 2018:

(in thousands)
Balance at December 31, 2017	$23,844
Additions for acquisitions	6,250
Divestiture adjustment	(135)
Effects of currency exchange	(155)

Balance at September 30, 2018	$29,804

Other intangible assets consist of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Product technology	$10,143	$5,483	$4,660	$10,267	$4,908	$5,359
Trademarks and licenses	3,465	1,530	1,935	1,948	1,468	480
Customer relationships	9,787	3,636	6,151	5,383	3,299	2,084
Other intangible assets	2,096	1,352	744	1,575	1,264	311

Total identifiable intangible assets	$25,491	$12,001	$13,490	$19,173	$10,939	$8,234

These intangible assets are being amortized over their useful lives ranging from 3 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2018 is 9.4 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Amortization expense	$380	$443	$1,213	$1,353

We estimate that amortization expense for the remainder of 2018 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2018	2019	2020	2021	2022	2023
	(in thousands)
Amortization expense	$521	$1,972	$1,721	$1,523	$1,316	$1,257

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Compensation and related taxes	$6,133	$6,494
Income and other taxes	139	703
Professional fees	182	35
Deferred revenue	752	—
Other	3,800	2,538

Total	$11,006	$9,770

As discussed in Note 4 above, deferred revenue relates to our divestiture of the Reddick product line and an associated transition services agreement that we entered into contemporaneously with the divestiture, under which we agreed to manufacture and sell product to the buyer at prices at or below our cost. We allocated a portion of the consideration received from the divestiture to this transition services agreement to reflect it at fair value and recorded it as deferred revenue. As the products are sold to the buyer, which we expect will occur over approximately the next nine to twelve months, we amortize a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. The following table summarizes the changes in the deferred revenue balance during the nine months ended September 30, 2018:

September 30, 2018
(in thousands)
Beginning contract liability balance	$—
Deferred revenue recorded	1,081
Revenue recognized upon satisfaction of performance obligations in the period	(329)

Ending balance	$752

Other long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Aquisition-related liabilities	$1,115	$127
Deferred rent	539	561
Income taxes	318	321
Other	195	179

Total	$2,167	$1,188

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
United States	$13,937	$14,506	$43,620	$43,485
Germany	3,058	2,885	9,421	8,624
Other countries	7,170	7,431	24,138	22,605

Net Sales	$24,165	$24,822	$77,179	$74,714

8. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock option awards	$331	$723	$1,111	$1,347
Restricted stock units	206	164	683	498

Total share-based compensation	$537	$887	$1,794	$1,845

Stock-based compensation is included in our statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of sales	$61	$46	$209	$141
Sales and marketing	155	78	429	309
General and administrative	266	718	967	1,261
Research and development	55	45	189	134

Total stock-based compensation	$537	$887	$1,794	$1,845

We did not grant any options during the nine months ended September 30, 2018. Option grants during the nine months ended September 30, 2017 were not material. Awards of restricted and unrestricted stock during the nine month periods ended September 30, 2018 and 2017 were not material.

We issued approximately 329,000 and 702,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units in the nine months ended September 30, 2018 and 2017, respectively.

9. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$4,314	$5,042	$16,918	$12,893

Weighted average shares outstanding	19,503	19,124	19,369	18,589

Basic earnings per share	$0.22	$0.26	$0.87	$0.69

Diluted:
Net income available for common stockholders	$4,314	$5,042	$16,918	$12,893

Weighted-average shares outstanding	19,503	19,124	19,369	18,589
Common stock equivalents, if dilutive	790	1,023	889	1,381

Shares used in computing diluted earnings per common share	20,293	20,147	20,258	19,970

Diluted earnings per share	$0.21	$0.25	$0.84	$0.65

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	212	—	213	1

10. Stockholders’ Equity

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 7, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

On October 4, 2018 our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on December 6, 2018 to stockholders of record at the close of business on November 20, 2018, which will total approximately $1.4 million.

11. Supplemental Cash Flow Information

	Nine months ended September 30,
	2018	2017
	(in thousands)
Cash paid for income taxes, net	$5,086	$2,953
Common stock repurchased for RSU tax witholdings	$678	$778

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2018 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2018.

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

	Nine months ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$1,301	$1,320
Additions	—	—
Payments	(1,171)	(90)
Change in fair value included in earnings	(24)	72

Ending balance	$106	$1,302

13. Accumulated Other Comprehensive Loss

	Nine months ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$(2,289)	$(4,583)
Other comprehensive income (loss) before reclassifications	(1,193)	2,303
Amounts reclassified from accumulated other comprehensive loss	—	—

Ending Balance	$(3,482)	$(2,280)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the nine months ended September 30, 2018 and 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that we may not be able to maintain our recent levels of profitability; the risk that the Company may not realize the anticipated benefits of its strategic activities; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to the integration of acquisition targets; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that a recall of our products could result in significant costs or negative publicity; the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

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

Our principal product lines include the following: anastomotic clips, angioscopes, intravascular catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, synthetic vascular grafts, and valvulotomes. We also provide services related to the processing and cryopreservation of human vascular tissue in connection with our RestoreFlow allografts business.

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

We sell our products and services primarily through a direct sales force. As of September 30, 2018 our sales force was comprised of 106 sales representatives in North America, Europe, Japan, China and Australia. We also sell our products in other countries through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our European operations are headquartered in Sulzbach, Germany. We also have sales offices located in Tokyo, Japan; Vaughan, Canada; Madrid, Spain; Milan, Italy; Shanghai, China; and North Melbourne, Australia, and we have a processing facility in Fox River Grove, Illinois and a manufacturing facility in North Melbourne, Australia. During the nine months ended September 30, 2018 and 2017, approximately 95% and 93%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the markets for biologic vascular patches and valvulotome devices. In the biologic vascular patch market the number of competitors has historically been limited, and we believe that we have been able to increase market share and increase selling prices, mainly due to the strength of our sales force. Recently, we have faced increased competition in this segment, which could inhibit our ability to increase market share or to implement selling price increases. In the valvulotome market, our highly differentiated devices have allowed us to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as synthetic grafts, where we face stronger competition from larger companies with greater resources and lower production costs. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices to our direct sales organization:

•

In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd. (Meheco), a Chinese distribution and logistics company, and began selling our Chinese market products to Meheco in 2016. Meheco then sold our products to multiple sub-distributors who then sold to Chinese hospitals. This agreement expired in December 2017, and we are currently in the process of signing distribution agreements with sub-distributors and have begun selling our products directly to sub-distributors in China. We purchased $120,000 of our products back from Meheco in the three months ended September 30, 2018, which resulted in a corresponding revenue reversal.

•

In March 2018 we terminated our master distribution agreement with Sinopharm United Medical Device Co., Ltd. under which we sold our powered phlebectomy device and related disposable devices to them for distribution in China. In April 2018 we began selling these products directly to sub-distributors in China.

We anticipate that the expansion of our sales organization in China will result in increased sales, marketing and regulatory expenses during 2018. As of September 30, 2018 we had eight employees in China.

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

•	In April 2018, we sold our Reddick cholangiogram catheter and Reddick Saye-Screw product lines to Specialty Surgical Instrumentation, Inc. for $7.4 million.

•	In September 2018, we acquired substantially all of the assets related to the clot management catheter business from Applied Medical Resources Corporation for $14.2 million.

•

In October 2018, we acquired the business assets of Cardial from Becton, Dickinson and Company for €2.0 million. Cardial’s business consists of the manufacture and sale of knitted and woven vascular grafts, valvulotomes and surgical glue.

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

•

In September 2018, we acquired the clot management business assets from Applied Medical Resources. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transition to be completed in 2019.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges, as well as longer term impacts to revenues and operating expenditures.

For the nine months ended September 30, 2018, approximately 43% of our sales were to customers located outside the United States. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. Selling, marketing, and administrative costs related to these sales are largely denominated in the local currency, thereby partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars. In such cases we will record less revenue in U.S. dollars than we did prior to the rate increase. For the nine months ended September 30, 2018, the effects of changes in foreign exchange rates increased our reported sales by approximately $1.8 million as compared to the rates in effect in the year-earlier period.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017:

The following tables set forth, for the periods indicated, our net sales by geography (based on where our customers reside), and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)	2018	2017	Percent change	2018	2017	Percent change
	($ in thousands)
Net sales	$24,165	$24,822	(3%)	$77,179	$74,714	3%
Net sales by geography:
Americas	$14,943	$15,439	(3%)	$46,885	$46,510	1%
Europe, Middle East and Africa	$7,856	$7,926	(1%)	$25,685	$23,660	9%
Asia/Pacific Rim	1,366	1,457	(6%)	4,609	4,544	1%

Total	$24,165	$24,822	(3%)	$77,179	$74,714	3%

Net sales. Net sales decreased $0.7 million or 3% to $24.2 million for the three months ended September 30, 2018, compared to $24.8 million for the three months ended September 30, 2017. Net sales increased $2.5 million or 3% to $77.2 million for the nine months ended September 30, 2018, compared to $74.7 million for the nine months ended September 30, 2017. The sales decrease for the three months ended September 30, 2018 was due to the divestiture of our Reddick cholangiogram catheter product in early Q2

2018 of $0.4 million, as well as decreased sales of vessel closure systems of $0.3 million, radiopaque tape of $0.2 million and valvulotomes of $0.1 million. Partly offsetting these sales decreases were increased sales of biologic vascular patches of $0.3 million and shunts of $0.2 million. The sales increase for the nine months ended September 30, 2018 occurred across multiple product lines including our biologic vascular patches which increased by $1.5 million, allografts $0.9 million, shunts $0.9 million and valvulotomes $0.5 million. Partly offsetting these increases was the decrease in cholangiogram catheters in connection with our divestiture of the Reddick product line of $1.0 million, as well as a decrease in vessel closure systems of $0.6 million. Across all product lines, we estimate that the weakening U.S. dollar during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 increased our net sales by $1.8 million.

Direct-to-hospital net sales were 95% and 93% of our total net sales for the nine months ended September 30, 2018 and 2017, respectively.

Net sales by geography. Net sales in the Americas decreased $0.5 million or 3% for the three months ended September 30, 2018 as compared to September 30, 2017, due primarily to the divestiture of our Reddick cholangiogram catheter product in Q2 2018 of $0.4 million, as well as decreases sales of radiopaque tape and powered phlebectomy devices of $0.1 million each. These decreases were partly offset by increased sales of biologic vascular patches and valvulotomes. For the nine months ended September 30, 2018, sales in the Americas increased $0.4 million or 1%. Sales of allografts increased $0.9 million, biologic vascular patches $0.5 million and valvulotomes $0.4 million. These increases were largely offset by decreases of $$1.0 million from the cholangiogram catheter product line divestiture as well as decreased sales of radiopaque tape of $0.4 million and vessel closure systems of $0.3 million.

Europe, Middle East and Africa (or EMEA) net sales decreased $0.1 million, or 1% for the three months ended September 30, 2018, and increased $2.0 million or 9% for the nine months ended September 30, 2018. For the three-month period the decrease was primarily driven by lower export sales to distributors in countries where we do not have a direct sales force, as well as by decreased sales of valvulotomes, which were partly offset by increased sales of biologic vascular patches. For the nine months ended September 30, 2018, the increased sales were driven by increased sales of biologic vascular patches of $1.0 million, biologic vascular grafts of $0.3 million and embolectomy catheters of $0.3 million. Across all product lines, we estimate that the weakening U.S. dollar during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 increased our EMEA net sales by $1.7 million. The Reddick divestiture had an immaterial impact on EMEA sales as those products were sold primarily in the United States.

Asia/Pacific Rim net sales decreased $0.1 million, or 6% for the three months ended September 30, 2018, and increased $0.1 million or 1% for the nine months ended September 30, 2018. For the three month period the decrease was primarily related to lower sales of vessel closure systems to China of $0.3 million as we transition to a direct sales model, which were partly offset by increased shunt sales of $0.2 million. For the nine month period the increase was primarily related to higher sales of shunts, occlusion catheters and valvulotomes, which were partly offset by decreased sales of powered phlebectomy systems and vessel closure systems to China.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2018	2017	Change	Percent change	2018	2017	Change	Percent change
	($ in thousands)
Gross profit	$17,255	$17,577	$(322)	(2%)	$54,721	$52,446	$2,275	4%
Gross margin	71.4%	70.8%	0.6%	*	70.9%	70.2%	0.7%	*

*	Not applicable

Gross Profit. Gross profit decreased $0.3 million to $17.3 million for the three months ended September 30, 2018, while gross margin increased 60 basis points to 71.4% in the period. For the nine months ended September 30, 2018, gross profit increased $2.3 million to $54.7 million, while gross margin increased 70 basis points to 70.9% in the period. The increases for both comparative periods were the result of favorable geographic and product mix and higher average selling prices across most products, which were partially offset by higher per-unit costs of certain of our products. The nine months ended September 30, 2018 was also favorably impacted by changes in foreign currency exchange rates as compared to the prior year period.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)	2018	2017	$ Change	Percent change	2018	2017	$ Change	Percent change
Sales and marketing	$6,622	$6,201	$421	7%	$20,504	$19,754	$750	4%
General and administrative	3,983	4,562	(579)	(13%)	13,227	12,857	370	3%
Research and development	2,037	1,761	276	16%	5,850	5,053	797	16%
(Gain) loss on divestitures	—	—	—	*	(5,876)	—	(5,876)	*

Total	$12,642	$12,524	$118	1%	$33,705	$37,664	$(3,959)	(11%)

	Three months ended September 30,			Six months ended June 30,
	2018 % of Net Sales	2017 % of Net Sales	Change	2018 % of Net Sales	2017 % of Net Sales	Change
Sales and marketing	27%	25%	2%	27%	26%	1%
General and administrative	16%	18%	(2%)	17%	17%	0%
Research and development	8%	7%	1%	8%	7%	1%
(Gain) loss on divestitures	0%	0%	0%	(8%)	0%	(8%)

*	Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2018, sales and marketing expense increased 7% to $6.6 million. The increase was driven mainly by higher personnel costs, including salaries, recruiting and travel expenses associated with expanding the sales force in the 2018 period. As a percentage of net sales, sales and marketing expense increased to 27% in the three months ended September 30, 2018 from 25% in the prior period as spending growth outpaced sales growth. For the nine months ended September 30, 2018, sales and marketing expense increased 4% to $20.5 million. The increase was driven mainly by higher compensation costs, increased spending related to our annual sales meeting, recruiting, severance and travel expenses. These increases were partly offset by lower sales force commissions. As a percentage of sales, sales and marketing expense increased to 27% for the nine months ended September 30, 2018, from 26% in the prior year period.

General and administrative. For the three months ended September 30, 2018, general and administrative expense decreased 13% to $4.0 million. Included in the prior year period is a charge of $0.5 million related to a stock option award modification associated with the departure of one of our European employees. Acquisition-related costs also decreased in the current year period. As a percentage of sales, general and administrative expense decreased to 16% for the three months ended September 30, 2018 from 18% in the prior year. For the nine months ended September 30, 2018, general and administrative expense increased 3% to $13.2 million. The general and administrative expense increases were driven by higher compensation costs, professional fees and travel expense, which were partly offset by lower facilities costs. As a percentage of sales, general and administrative expense was 17% for the nine months ended September 30, 2018 and 2017.

Research and development. For the three months ended September 30, 2018, research and development expense increased 16% to $2.0 million. For the nine months ended September 30, 2018, research and development expense increased 16% to $5.9 million. In both comparative periods the increase was primarily related to regulatory submissions for our products in China and Japan, as well as testing related to our biologic product offerings. We also had higher compensation, recruiting and travel expenses. As a percentage of sales, research and development expense increased to 8% for the three and nine months ended September 30, 2018, as compared to 7% for the prior year comparative periods.

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

Income tax expense. We recorded a tax provision of $0.4 million on pre-tax income of $4.7 million for the three months ended September 30, 2018, compared to a $31,000 tax provision on pre-tax income of $5.1 million for the three months ended September 30, 2017. We recorded a tax provision of $4.3 million on pre-tax income of $21.2 million for the nine months ended September 30, 2018, compared to $1.9 million on pre-tax income of $14.8 million for the nine months ended September 30, 2017. Our effective income tax rate was 8.8% and 20.2% for the three and nine month periods ended September 30, 2018. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.1%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 0.6% and 12.8% for the three and nine month period ended September 30, 2017. Our 2017 provision was based on the estimated annual effective tax rate of 36.8%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2017 varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of September 30, 2018, we have provided a valuation allowance of $2.0 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At September 30, 2018, our cash and cash equivalents were $20.1 million as compared to $19.1 million at December 31, 2017. We also had $25.5 million in a short-term managed income mutual fund investment as of September 30, 2018 compared to $22.6 million as of December 31, 2017. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $9.1 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

We recognized operating income of $21.0 million for the nine months ended September 30, 2018. For the year ended December 31, 2017, we had operating income of $21.1 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
Fiscal Year 2017
March 22, 2017	April 6, 2017	$0.055	$1,029
May 24, 2017	June 8, 2017	$0.055	$1,036
August 23, 2017	September 7, 2017	$0.055	$1,055
November 22, 2017	December 7, 2017	$0.055	$1,060

On October 4, 2018 our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share payable on December 6, 2018 to stockholders of record at the close of business on November 20, 2018, which will total approximately $1.4 million.

Cash Flows

	Nine months ended September 30,
	2018	(in thousands) 2017	Net Change
Cash and cash equivalents	$20,104	$37,514	$(17,410)
Cash flows provided by (used in):
Operating activities	$12,935	$16,098	$(3,163)
Investing activities	(8,312)	(4,780)	(3,532)
Financing activities	(3,113)	1,146	(4,259)

Net cash provided by operating activities. Net cash provided by operating activities was $12.9 million for the nine months ended September 30, 2018, consisting of $16.9 million in net income, adjustments for non-cash or non-operating items of $0.4 million (including depreciation and amortization of $3.1 million, stock-based compensation of $1.8 million, provisions for inventory write-offs and doubtful accounts of $0.5 million and a gain on divestiture of $5.9 million) and also a net use of working capital of $3.7 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $3.1 million, an increase in prepaid expenses and other assets of $1.8 million, and a decrease in accounts payable and accrued expenses of $0.3 million, all offset by a decrease in accounts receivable of $1.5 million.

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

Net cash used in investing activities. Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2018. This was primarily driven by an acquisition in the quarter for which we paid $11.0 million, net purchases and sales of marketable securities of $2.9 million and expenditures on equipment and technology of $1.8 million, which were partially offset by proceeds from a business divestiture of $7.4 million.

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2017. This was primarily driven by expenditures on leasehold improvements and equipment associated with the expansion of our Burlington facility.

Net cash used in financing activities. Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2018, primarily driven by cash dividends paid of $4.1 million and payments related to prior acquisitions of $1.2 million. These were partially offset by proceeds from stock option exercises of $2.1 million net of shares repurchased to cover payroll taxes of $0.7 million.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2017, consisting of proceeds from stock option exercises of $5.5 million, offset by dividend payments of $3.1 million, shares repurchased for taxes on restricted stock vesting of $0.8 million and payments related to prior acquisitions of $0.4 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2017 as reported in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. With the exception of the adoption, effective January 1, 2018, of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) discussed in Note 1 to this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the nine months ended September 30, 2018. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2018 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November  2, 2018, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Program
July 1, 2018 through July 31, 2018	18,353	$36.74	N/A	N/A
August 1, 2018 through August 31, 2018	—		N/A	N/A
September 1, 2018 through September 30, 2018	—		N/A	N/A

Total	18,353	$36.74	N/A	N/A

(1) For the three months ended September 30, 2018, we repurchased 18,353 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Asset Purchase Agreement date September 20, 2018 between Registrant and Applied Medical Resources Corporation				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2018.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director