Form 10-Q
period 2019-03-31
LEMAITRE VASCULAR INC
filed 2019-05-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	LMAT	The Nasdaq Global Market

The registrant had 19,671,232 shares of common stock, $.01 par value per share, outstanding as of May 2, 2019.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$14,766	$26,318
Short-term marketable securities	32,691	21,668
Accounts receivable, net of allowances of $459 at March 31, 2019 and $399 at December 31, 2018	15,460	15,721
Inventory and other deferred costs	29,408	27,388
Prepaid expenses and other current assets	3,093	2,922
Total current assets	95,418	94,017

Property and equipment, net	14,109	14,102
Right-of-use leased assets	6,266	-
Goodwill	29,880	29,868
Other intangibles, net	13,179	13,692
Deferred tax assets	1,190	1,215
Other assets	210	194
Total assets	$160,252	$153,088

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,381	$1,732
Accrued expenses	13,372	15,847
Acquisition-related obligations	2,194	2,179
Lease liabilities - short-term	1,438	-
Total current liabilities	19,385	19,758

Lease liabilities - long-term	5,263	-
Deferred tax liabilities	484	484
Other long-term liabilities	2,032	2,611
Total liabilities	27,164	22,853

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,173,669 shares at March 31, 2019, and 21,110,224 shares at December 31, 2018	212	211
Additional paid-in capital	99,666	98,442
Retained earnings	47,672	45,831
Accumulated other comprehensive loss	(4,092)	(3,900)
Treasury stock, at cost; 1,502,437 shares at March 31, 2019 and 1,501,511 shares at December 31, 2018	(10,370)	(10,349)
Total stockholders’ equity	133,088	130,235
Total liabilities and stockholders’ equity	$160,252	$153,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per share data)

Net sales	$28,479	$25,994
Cost of sales	9,015	7,520

Gross profit	19,464	18,474

Sales and marketing	7,845	7,090
General and administrative	4,944	4,697
Research and development	2,240	1,825

Total operating expenses	15,029	13,612

Income from operations	4,435	4,862

Other income (expense):
Interest income	157	95
Foreign currency gain (loss)	(79)	(41)

Income before income taxes	4,513	4,916
Provision for income taxes	1,000	1,063

Net income	$3,513	$3,853

Earnings per share of common stock:
Basic	$0.18	$0.20
Diluted	$0.17	$0.19

Weighted-average shares outstanding:
Basic	19,640	19,283
Diluted	20,205	20,181

Cash dividends declared per common share	$0.085	$0.070

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Net income	$3,513	$3,853
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(261)	328
Unrealized gain (loss) on short-term marketable securities	69	(45)
Total other comprehensive income (loss)	(192)	283

Comprehensive income	$3,321	$4,136

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2017	20,745,041	$207	$93,127	$28,333	$(2,289)	1,480,101	$(9,608)	109,770

Net income				3,853				3,853
Other comprehensive income					283			283
Issuance of common stock for stock options exercised	34,826	1	292					293
Stock-based compensation expense			621					621
Repurchase of common stock at cost								-
Common stock dividend accrued				(1,350)				(1,350)

Balance at March 31, 2018	20,779,867	$208	$94,040	$30,836	$(2,006)	1,480,101	$(9,608)	$113,470

Balance at December 31, 2018	21,110,224	$211	$98,442	$45,831	$(3,900)	1,501,511	$(10,349)	$130,235

Net income				3,513				3,513
Other comprehensive income					(192)			(192)
Issuance of common stock for stock options exercised	61,419	1	478					479
Vested restricted stock units	2,026	-						-
Stock-based compensation expense			746					746
Repurchase of common stock at cost						926	(21)	(21)
Common stock dividend accrued				(1,672)				(1,672)

Balance at March 31, 2019	21,173,669	212	99,666	47,672	(4,092)	1,502,437	(10,370)	133,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2019	2018
	(in thousands)
Operating activities
Net income	$3,513	$3,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,284	1,036
Stock-based compensation	746	621
Fair value adjustment to contingent consideration obligations	44	30
Provision for doubtful accounts	121	73
Provision for inventory write-downs	238	101
Foreign currency transaction loss	(54)	(6)
Changes in operating assets and liabilities:
Accounts receivable	30	571
Inventory and other deferred costs	(2,370)	(808)
Prepaid expenses and other assets	(261)	360
Accounts payable and other liabilities	(3,510)	(2,080)
Net cash provided by operating activities	(219)	3,751

Investing activities
Purchases of property and equipment and other assets	(802)	(427)
Purchases of short-term marketable securities	(10,954)	(94)
Net cash used in investing activities	(11,756)	(521)

Financing activities
Payments of deferred acquisition consideration	(33)	(35)
Proceeds from issuance of common stock	457	292
Net cash provided by financing activities	424	257

Effect of exchange rate changes on cash and cash equivalents	(1)	198
Net increase in cash and cash equivalents	(11,552)	3,685
Cash and cash equivalents at beginning of period	26,318	19,096
Cash and cash equivalents at end of period	$14,766	$22,781
Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, polyester vascular grafts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue and valvulotomes. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; North Melbourne, Australia; Tokyo, Japan; Shanghai, China and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2019.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
	($ in thousands)

Americas	$16,375	$15,860
Europe, Middle East and Africa	10,013	8,755
Asia/Pacific Rim	2,091	1,379
Total	$28,479	$25,994

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

Recent Accounting Pronouncements

On January 1, 2019 we adopted the provisions of ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new guidance, we are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. As allowed by the standard, we elected to use the transition option not to apply the new lease standard to comparative periods but instead to recognize a cumulative-effect adjustment to retained earnings as of the date of adoption, January 1, 2019. Upon adoption of this standard, we recognized lease liabilities of $7.0 million and right-of-use assets in the amount of $6.5 million (net of the reversal of a previously recorded deferred rent liability of $0.5 million). There was no cumulative-effect adjustment to retained earnings required. Additional disclosures required under the new standard are included in Note 6 to these financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Other Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and is expected to improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The new standard was effective for us beginning January 1, 2019. The adoption of this standard did not have a material impact on our financial statements.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2019 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries. Additionally, in the first quarter of 2019, we recognized certain discrete items primarily related to the exercise of stock options. Our 2018 income tax expense varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2019, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $722,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2026. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2019
(in thousands)
Unrecognized tax benefits as of December 31, 2018	711
Additions for tax positions of current year	14
Additions for tax positions of prior years	(3)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of March 31, 2019	722

As of March 31, 2019, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2015 and forward
Foreign	2012 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$4,449	$4,085
Work-in-process	5,030	5,095
Finished products	17,925	16,391
Other deferred costs	2,004	1,817

Total inventory and other deferred costs	$29,408	$27,388

We had inventory on consignment of $1.8 million and $1.7 million at March 31, 2019 and December 31, 2018, respectively.

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

With the exception of Cardial discussed below, our acquisitions have historically been made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of synergies that will be realized by combining businesses. These synergies include the use of our existing sales channel to expand sales of the acquired businesses’ products and services, consolidation of manufacturing facilities, and the leveraging of our existing administrative infrastructure. The fair market valuations associated with these transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long range strategic plans and other estimates. Our assumptions associated with these Level 3 valuations are discussed below and in Note 13 to these financial statements.

Cardial

On October 22, 2018, through a newly created subsidiary LeMaitre Cardial SAS, we entered into an agreement to acquire the business assets of Cardial, a company located in Saint-Etienne, France and formerly owned by Becton, Dickinson and Company. The Cardial business consists of the manufacturing of polyester vascular grafts, valvulotomes, surgical glue and original equipment manufacturing (OEM) services. On the same date, the parties entered into a separate agreement under which LeMaitre Cardial SAS purchased the building and land previously owned by Cardial.

The purchase price for the acquired assets, including the land and building, inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was €2.0 million ($2.3 million). At closing, €1.1 million ($1.3 million) was paid in cash, and €0.5 million ($0.5 million) of liabilities were assumed by LeMaitre Cardial SAS. Another €0.4 million ($0.4 million) is due in two installments, half to be paid twelve months after the closing date, and half eighteen months after the closing date. There are no contingencies associated with these holdback payments, although they may be reduced depending upon the results of a reconciliation of the value of inventory transferred, as outlined in the agreement, or for certain post-closing claims.

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

Applied Medical

         On September 20, 2018, we entered into an agreement to acquire the assets of the embolectomy catheter business of Applied Medical Resources Corporation (Applied). The acquired business consists of several embolectomy, thrombectomy and irrigation catheter product lines which are sold worldwide (approximately 60% in the U.S. and 40% outside the U.S.). On the same date, we entered into a transition services agreement under which Applied will manufacture and supply us with inventory for a period of twelve months, unless extended in writing by both parties.

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was $14.2 million. Of this amount, $11 million was paid at closing, with another $2 million due 12 months following the closing date, and the final $1.2 million due 24 months following the closing date.   The deferred amounts totaling $3.2 million were recorded at an acquisition-date fair value of $3.043 million using a discount rate of 3.75% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims.

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

RestoreFlow Allografts

On November 10, 2016, we entered into an agreement to acquire the assets of Restore Flow Allografts, LLC, a provider of human vascular tissue processing and cryopreservation services, for an initial purchase price of $12 million, with three additional payments of up to $2 million each ($6 million in total), depending upon the satisfaction of certain contingencies. One payment of $2 million was due not later than 15 days following the expiration of the 18 month period following the closing date, subject to reductions as specified in the agreement for each calendar month that certain retained employees were not employed by us due to resignation without good reason, or termination for cause, both as defined in the agreement. The portion of this payment that was to be paid to retained employees and that was contingent on their continued employment, estimated at $0.9 million, was accounted for as post-combination compensation expense rather than purchase consideration. The remaining $1.1 million that was payable to non-employee investors but that was also contingent on the continued employment of the retained employees was accounted for as contingent purchase consideration, at an acquisition-date fair value of $0.9 million. In May 2018 we paid this $2 million liability as the contingency was met.

There were also two potential earn-out payments under the agreement. The first earn-out was calculated at 50% of the amount by which net revenue in the first 12 months following the closing exceeded $6 million, with such payout not to exceed $2 million. The second earn-out was calculated at 50% of the amount by which net revenue in the second 12 months following the closing exceeded $9 million, with such payout not to exceed $2 million. These earn-outs were accounted for as contingent consideration, at an acquisition-date fair value of $0.1 million for the two earn-outs combined. This valuation was derived by utilizing an option pricing model technique incorporating, among other inputs, management’s forecasts of future revenues, the expected volatility of revenues, and an estimated weighted average cost of capital of 14.1% to account for the risk of achievement of the revenue forecasts as well as the time value of money between acquisition date and the payment date. These milestones were not met and no amount was paid out.

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

ProCol Biologic Graft

On March 18, 2016, we acquired the ProCol biologic vascular graft (“ProCol”) business for $2.7 million from Hancock Jaffe Laboratories, Inc. (HJL) and CryoLife, Inc. (CRY). HJL was the owner and manufacturer of ProCol and CRY was the exclusive distributor of the ProCol graft. CRY also owned an option to purchase the ProCol business, which we acquired from CRY. We bought finished goods inventory and other ProCol related assets from CRY for $2.0 million, which was paid in full at closing. We bought other ProCol assets from HJL for $0.7 million, 50% of which was paid at closing, with the remainder paid at subsequent dates as specified in the agreement. Additional consideration was payable to HJL for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. To date, these adjustments have not been material.

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

5. Goodwill and Other Intangibles

Goodwill consists of the following as of March 31, 2019:

(in thousands)
Balance at December 31, 2018	$29,868

Effects of currency exchange	12

Balance at March 31, 2019	$29,880

 Other intangible assets consist of the following:

	March 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$11,728	$5,989	$5,739	$11,728	$5,726	$6,002
Trademarks, tradenames and licenses	2,246	1,593	653	2,246	1,561	685
Customer relationships	10,083	3,987	6,096	10,065	3,806	6,259
Other intangible assets	2,142	1,451	691	2,145	1,399	746

Total identifiable intangible assets	$26,199	$13,020	$13,179	$26,184	$12,492	$13,692

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2019 is 9.7 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended March 31,
	2019	2018
	(in thousands)

Amortization expense	$555	$419

We estimate that amortization expense for the remainder of 2019 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2019	2020	2021	2022	2023	2024
	(in thousands)

Amortization expense	$1,588	$1,857	$1,624	$1,420	$1,346	$1,182

6. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a fourth nearby 12,878 square foot leased facility, in Burlington, Massachusetts. Each of our Burlington leases expires in December 2023. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, including approximately 3,630 square feet added in 2019, under a lease which expires in August 2023. This lease contains two five-year renewal options. In addition, we have smaller long-term leased sales, marketing and other facilities located in Japan, Canada, Australia and China, and short-term leases in Italy, Spain and Singapore, as well as in Fox River Grove, Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at March 31, 2019.

We also lease automobiles under operating leases in the U.S. as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time.

As discussed above under Recent Accounting Pronouncements, on January 1, 2019 we adopted the provisions of ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new guidance, we are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets was the estimation of a discount rate; because we have no debt we have no incremental borrowing rate to reference. We therefore estimated an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support.

Additional information with respect to our leases is as follows:

Three months ended
March 31, 2019
(in thousands)

Lease cost
Operating lease cost	$422
Short-term lease cost	68
Total lease cost	$490

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$514

Right-of-use assets obtained in exchange for new operating leae liabilities	$217

Weighted average remaining lease term - operating leases (in years)	4.2

Weighted average discount rate - operating leases	5.25%

At March 31, 2019, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2019	$1,391
Year ending December 31,
2020	1,812
2021	1,662
2022	1,407
2023	1,247
Adjustment to net present value as of March 31, 2019	(818)

Minimum noncancelable lease liability	$6,701

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Compensation and related taxes	$4,533	$7,973
Income and other taxes	2,052	2,927
Professional fees	98	43
Deferred revenue	368	552
Dividend payable	1,672	-
Other	4,649	4,352

Total	$13,372	$15,847

As discussed in Note 4 above, deferred revenue relates to our divestiture of the Reddick product line and an associated transition services agreement that we entered into contemporaneously with the divestiture, under which we agreed to manufacture and sell product to the buyer at prices at or below our cost. We allocated a portion of the consideration received from the divestiture to this transition services agreement to reflect it at fair value and recorded it as deferred revenue. As the products are sold to the buyer, which we expect will occur over approximately the next six to nine months, we amortize a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. The following table summarizes the changes in the deferred revenue balance during the three months ended March 31, 2019:

March 31, 2019
(in thousands)
Beginning contract liability balance	$552
Revenue recognized upon satisfaction of performance obligations in the period	(184)

Ending balance	$368

Other long-term liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Aquisition-related liabilities	$1,340	$1,326
Deferred rent	-	530
Income taxes	555	559
Other	137	196

Total	$2,032	$2,611

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2019	2018
	(in thousands)
United States	$14,758	$14,820
Germany	3,080	3,106
Other countries	10,641	8,068

Net Sales	$28,479	$25,994

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Stock option awards	$447	$389
Restricted stock units	299	232

Total share-based compensation	$746	$621

Stock-based compensation is included in our statements of operations as follows:

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Cost of sales	$82	$64
Sales and marketing	158	138
General and administrative	419	351
Research and development	87	68

Total stock-based compensation	$746	$621

We did not grant any options or issue any awards of restricted stock during the three-month periods ended March 31, 2019 or 2018.

We issued approximately 63,000 and 35,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the three months ended March 31, 2019 and 2018, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2019	2018
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,513	$3,853

Weighted average shares outstanding	19,640	19,283

Basic earnings per share	$0.18	$0.20

Diluted:
Net income available for common stockholders	$3,513	$3,853

Weighted-average shares outstanding	19,640	19,283
Common stock equivalents, if dilutive	565	898

Shares used in computing diluted earnings per common share	20,205	20,181

Diluted earnings per share	$0.17	$0.19

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	542	218

11. Stockholders’ Equity

Share Repurchase Program

On February 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise. The repurchase program may be suspended or discontinued at any time and will conclude on February 14, 2020, unless extended by the Board.

  Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On April 29, 2019, our Board of Directors approved a quarterly cash dividend on our common stock of $0.085 per share payable on June 6, 2019, to stockholders of record at the close of business on May 22, 2019, which will total approximately $1.7 million.

12. Supplemental Cash Flow Information

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Cash paid for income taxes, net	$2,173	$1,562

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2019 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2019.

As discussed in Note 4, several of our acquisition-related assets and liabilities were measured using Level 3 techniques. During 2016, we recorded contingent liabilities associated with our acquisitions of the RestoreFlow allograft and ProCol biologic graft businesses. In the case of the RestoreFlow allograft acquisition, the agreement included the potential for us to pay up to $5.1 million of additional consideration, with $1.1 million contingent on the continued employment by LeMaitre Vascular of certain retained employees, and another $4.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional consideration was initially valued in total at $1.0 million and was being re-measured each reporting period until the payment requirement ended, with any adjustments reported in income from operations. The first portion related to continued employment by LeMaitre Vascular of retained individuals was paid during 2018. The amounts attributable to achieving specified levels of revenue following the acquisition date were not paid as the associated revenue metrics were not achieved. In the case of ProCol, additional consideration is payable to the former shareholders for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. These arrangements are described more fully in Note 4. The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for these acquired businesses, as well as, in the case of the RestoreFlow allograft acquisition, management’s estimate of the likelihood of continued employment of certain retained employees.

	Three months ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$72	$1,300
Additions	-	-
Payments	(33)	(35)
Change in fair value included in earnings	(13)	30

Ending balance	$26	$1,295

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the three months ended March 31, 2019 and 2018 were as follows:.

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Beginning balance	$(3,900)	$(2,289)

Other comprehensive income (loss) before reclassifications	(192)	283
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(4,092)	$(2,006)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. These risks and uncertainties include, but are not limited to: the acceleration or deceleration of product growth rates; the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that we may not be able to maintain our recent levels of profitability; the risk that the Company may not realize the anticipated benefits of its strategic activities; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; risks related to the integration of acquisition targets; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that a recall of our products could result in significant costs or negative publicity; the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AnastoClip, Cardial, Omniflow, ProCol, RestoreFlow and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation into patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $900 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts, and valvulotomes. Through our RestoreFlow allografts business we also provide services related to the processing and cryopreservation of human vascular tissue.

Our biologic offerings include vascular patches, vascular grafts and surgical glue, and in the current quarter represented 33% of worldwide sales. We generally view the biologic device segment favorably, as we believe it contains differentiated and growing product segments.

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

We sell our products and services primarily through a direct sales force. As of March 31, 2019, our sales force was comprised of 109 sales representatives in North America, Europe, Japan, China and Australia, including two export managers. We also sell our products in other geographies through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our European operations headquarters is located in Sulzbach, Germany, and our Asia/Pacific Rim headquarters is located in Singapore. We also have offices located in Fox River Grove, Illinois, Tokyo, Japan; Vaughan, Canada; Madrid, Spain; Milan, Italy; Saint-Etienne, France; Shanghai, China; and North Melbourne, Australia. During the current quarter, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the markets for valvulotome devices and carotid shunts. In the valvulotome market, our highly differentiated devices have historically allowed us to increase selling prices while maintaining unit market share, while in the shunt market, our highly differentiated devices have allowed us to increase selling prices while maintaining market share. In contrast, more recently, we have faced increased competition in the biologic vascular patch segment, which has inhibited our ability to continue to increase market share or to implement selling price increases. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

In recent years we have also experienced success in international markets, such as Europe, where we sell at comparatively lower average selling prices. If we continue to seek sales growth opportunities outside of North America, we may experience downward pressure on our gross margin.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

In March 2018, we terminated our master distribution agreement with Sinopharm United Medical Device Co., Ltd. under which we sold our powered phlebectomy devices for distribution in China. In April 2018 we began selling these products to sub-distributors in China.

•

During 2018, we entered into definitive agreements with several former Applied Medical and Cardial distributors in Europe and Asia in order to terminate their distribution of our recently-acquired embolectomy catheter, polyester graft and valvulotome products, and we began selling direct-to-hospitals in those geographies. The termination fees totaled approximately $0.1 million.

As of March 31, 2019 we had 109 sales representatives versus 94 at March 31, 2018. This increase has resulted in higher selling expenses. We also anticipate that the expansion of our sales organization in China will result in increased sales, marketing and regulatory expenses during 2019. As of March 31, 2019 we had eight employees in China.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In April 2018, we divested our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Specialty Surgical Instrumentation, Inc. for $7.4 million.

•

In September 2018, we acquired the assets of the embolectomy catheter business from Applied Medical for $14.2 million. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transition to be completed in 2019.

•

In October 2018, we acquired the assets of Cardial, a subsidiary of Becton, Dickinson & Company, located in Saint-Etienne, France, for €2.0 million. Cardial’s product lines include polyester vascular grafts, valvulotomes and surgical glue.

In addition to relying upon acquisitions for growth, we also rely on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2017, we launched XenoSure biologic pledgets.

•	In 2017, we launched a longer version of our Anastoclip AC intended for use in neurosurgery applications.

•	In 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•	In 2016, we initiated a project to transfer the manufacturing of the ProCol biologic product line to our facility in Burlington. This transfer was completed in 2018.

•

In 2017, we expanded our clean rooms in Burlington, in which many of our biologic offerings, including the XenoSure patch as well as our ProCol biologic grafts, are currently produced or processed. The cost of the facility renovation was approximately $3.0 million. We are in the process of further expanding this clean room, which we expect to complete during 2019 at a cost of approximately $0.8 million.

•

In September 2018, we acquired the embolectomy catheter business assets from Applied Medical. We have initiated a project to transfer the manufacturing of these devices to our Burlington facility. We expect this transfer to be completed in 2019.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2019, approximately 48% of our sales took place outside the United States, and in most cases in currencies other than the U.S. dollar. We expect that sales in foreign currencies will also represent a significant percentage of our future sales. Selling, marketing, and administrative expenses related to these sales are similarly denominated in foreign currencies, partially mitigating our exposure to exchange rate fluctuations. However, as most of our foreign sales are denominated in local currency, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the rate increase went into effect. For the three months ended March 31, 2019, we estimate that the effects of changes in foreign exchange rates decreased sales by approximately $0.9 million, as compared to rates in effect for the three months ended March 31, 2018.

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

Sales and marketing. Our sales and marketing expense consists primarily of salaries, commissions, stock based compensation, travel and entertainment, sales meetings, attendance at vascular congresses, training programs, advertising and product promotions, direct mail and other marketing costs.

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

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2019	2018	change
	($ in thousands)
Net sales	$28,479	$25,994	10%

Net sales by geography:
Americas	$16,375	$15,860	3%
Europe, Middle East and Africa	10,013	8,755	14%
Asia/Pacific Rim	2,091	1,379	52%
Total	$28,479	$25,994	10%

Net sales. Net sales increased $2.5 million or 10% to $28.5 million for the three months ended March 31, 2019, compared to $26.0 million for the three months ended March 31, 2018. The increase was due primarily to higher sales of embolectomy catheters which grew $1.3 million, of which $1.1 million was from our recently-acquired Syntel and Python products. Sales of polyester grafts increased $0.6 million, of which $0.4 million was from our recently-acquired Cardial products, and carotid shunts increased by $0.3 million. We estimate that the strengthening U.S. dollar during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 decreased our net sales by $0.9 million.

Direct-to-hospital net sales were 94% and 95% of our total net sales for the three months ended March 31, 2019 and 2018, respectively.

Net sales by geography. Net sales in the Americas increased $0.5 million or 3% for the three months ended March 31, 2019 as compared to March 31, 2018, due primarily to increased sales of embolectomy catheters of $0.8 million and carotid shunts of $0.3 million. These increases were partly offset by decreased sales of $0.2 million related to the cholangiogram catheter product line divestiture as well as decreased sales of powered phlebectomy systems, allografts and biologic vascular patches of $0.1 million each.

Europe, Middle East and Africa (“EMEA”) net sales increased $1.3 million, or 14% for the three months ended March 31, 2019 as compared to March 31, 2018. The increase was primarily driven by higher sales of polyester grafts of $0.8 million, embolectomy catheters of $0.2 million and valvulotomes of $0.2 million. Across all product lines, we estimate that the weaker Euro during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 decreased our net sales by $0.8 million.

Asia/Pacific Rim net sales increased $0.7 million, or 52% for the three months ended March 31, 2019 as compared to March 31, 2018, primarily in China where we had low sales in the first quarter of 2018 as we underwent a transition of our sales channel. Sales of embolectomy catheters increased $0.3 million, powered phlebectomy systems increased by $0.2 million and carotid shunts increased by $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)					Percent
	2019	2018	Change		change
	($ in thousands)
Gross profit	$19,464	$18,474	$990		5%

Gross margin	68.3%	71.1%	(2.8%	)	*

*Not applicable

Gross Profit. Gross profit increased $1.0 million to $19.5 million for the three months ended March 31, 2019, while gross margin decreased 280 basis points to 68.3% in the period. The increase in gross profit was driven by higher sales in the March 2019 period. The decrease in gross margin percentage was driven primarily by the recently-acquired Syntel and Python embolectomy catheters as well as the recently acquired Cardial products, all of which carry a relatively lower gross margin than many of our other product lines. In the first quarter of 2018 we were also still selling our relatively-higher gross margin Reddick catheter products, which we divested early in the second quarter of 2018. The impact of these gross margin decreases was partly offset by lower manufacturing costs of certain of our offerings, in particular allografts.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2019	2018	$ Change	change

Sales and marketing	$7,845	$7,090	$755	11%
General and administrative	4,944	4,697	247	5%
Research and development	2,240	1,825	415	23%
Total	$15,029	$13,612	$1,417	10%

	Three months ended March 31,
	2019	2018
	% of Net	% of Net
	Sales	Sales	Change

Sales and marketing	28%	27%	1%
General and administrative	17%	18%	(1%)
Research and development	8%	7%	1%

Sales and marketing. For the three months ended March 31, 2019, sales and marketing expense increased 11% to $7.8 million. The increase was driven mainly by higher personnel costs, including salaries, recruiting and travel expenses associated with expanding the sales force. We also had higher costs associated with the implementation of a customer relationship management system during the three months ended March 31, 2019. As a percentage of net sales, sales and marketing expense increased to 28% in the three months ended March 31, 2019 from 27% in the prior period.

General and administrative. For the three months ended March 31, 2019, general and administrative expense increased 5% to $4.9 million. Higher compensation costs, bad debt expense and acquisition-related costs including amortization of intangibles assets were partially offset by lower audit and other professional fees. As a percentage of sales, general and administrative expense decreased to 17% for the three months ended March 31, 2019, from 18% in the prior year.

Research and development. For the three months ended March 31, 2019, research and development expense increased 23% to $2.2 million.  The increase was primarily related to regulatory submissions for our products in China and Japan, as well as testing related to our biologic product offerings. We also had higher compensation and travel expenses. As a percentage of sales, research and development expense increased to 8% for the three months ended March 31, 2019, as compared to 7% in the prior year.

Income tax expense. We recorded a tax provision of $1.0 million on pre-tax income of $4.5 million for the three months ended March 31, 2019, compared to a $1.1 million tax provision on pre-tax income of $4.9 million for the three months ended March 31, 2018. Our effective income tax rate was 22.3% for the three month period ended March 31, 2019. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.8%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 21.6% for the three month period ended March 31, 2018. Our 2018 provision was based on the estimated annual effective tax rate of 24.6%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2018 varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of March 31, 2019, we have provided a valuation allowance of $1.3 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At March 31, 2019, our cash and cash equivalents were $14.8 million as compared to $26.3 million at December 31, 2018. We also had $32.7 million in a short-term managed income mutual fund investment as of March 31, 2019 compared to $21.7 million as of December 31, 2018. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $4.3 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On February 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise. The repurchase program may be suspended or discontinued at any time and will conclude on February 14, 2020, unless extended by the Board. To date we have not made any repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $4.4 million for the three months ended March 31, 2019. For the year ended December 31, 2018, we had operating income of $28.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the costs associated with obtaining European MDR clearances of our existing and future products;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On April 29, 2019, our Board of Directors approved a quarterly cash dividend on our common stock of $0.085 per share payable on June 6, 2019, to stockholders of record at the close of business on May 22, 2019, which will total approximately $1.7 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2019	2018	Net Change
Cash and cash equivalents	$14,766	$22,781	$(8,015)

Cash flows provided by (used in):
Operating activities	$(219)	$3,751	$(3,970)
Investing activities	(11,756)	(521)	(11,235)
Financing activities	424	257	167

Net cash provided by operating activities. Net cash used in operating activities was $0.2 million for the three months ended March 31, 2019, consisting of $3.5 million in net income, adjustments for non-cash or non-operating items of $2.4 million (including depreciation and amortization of $1.3 million, stock-based compensation of $0.7 million, provisions for inventory write-offs and doubtful accounts of $0.3 million and also a net use of working capital of $6.1 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $2.4 million, a decrease in accounts payable and accrued expenses of $3.8 million including primarily payments associated with our annual bonus plan and for estimated taxes, offset by a decrease in accounts receivable of $0.1 million.

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

Net cash used in investing activities. Net cash used in investing activities was $11.8 million for the three months ended March 31, 2019, including purchases of marketable securities of $11.0 million and expenditures on equipment and technology of $0.8 million.

Net cash used in investing activities was $0.5 million for three months ended March 31, 2018. This was primarily driven by expenditures on equipment and website technology improvements of $0.4 million as well as purchases of marketable securities of $0.1 million.

Net cash provided by financing activities. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2019, consisting primarily of proceeds from stock option exercises of $0.5 million net of shares repurchased to cover employee payroll taxes, and deferred payments for acquisitions of less than $0.1 million.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2018, consisting primarily of proceeds from stock option exercises.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2018 as reported in our Annual Report on Form 10-K. As referenced below under Critical Accounting Policies and Estimates, our operating lease contractual obligations are now recorded as liabilities on our balance sheet.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. With the exception of the adoption, effective January 1, 2019, of Accounting Standards Update No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements, discussed in Note 1 to this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three months ended March 31, 2019. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2019 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2019 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of April 30, 2019, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. There have been no substantive changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 11, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2019.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director