Form 10-Q
period 2019-06-30
LEMAITRE VASCULAR INC
filed 2019-08-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The registrant had 19,846,966 shares of common stock, $.01 par value per share, outstanding as of July 31, 2019.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

 Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,264	$26,318
Short-term marketable securities	34,979	21,668
Accounts receivable, net of allowances of $460 at June 30, 2019 and $399 at December 31, 2018	15,548	15,721
Inventory and other deferred costs	32,243	27,388
Prepaid expenses and other current assets	2,125	2,922
Total current assets	98,159	94,017

Property and equipment, net	14,163	14,102
Right-of-use leased assets	6,428	-
Goodwill	29,860	29,868
Other intangibles, net	12,632	13,692
Deferred tax assets	1,209	1,215
Other assets	210	194
Total assets	$162,661	$153,088

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,427	$1,732
Accrued expenses	12,097	15,847
Acquisition-related obligations	2,200	2,179
Lease liabilities - short-term	1,698	-
Total current liabilities	17,422	19,758

Lease liabilities - long-term	5,152	-
Deferred tax liabilities	484	484
Other long-term liabilities	2,066	2,611
Total liabilities	25,124	22,853

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,250,872 shares at June 30, 2019, and 21,110,224 shares at December 31, 2018	213	211
Additional paid-in capital	100,890	98,442
Retained earnings	50,624	45,831
Accumulated other comprehensive loss	(3,818)	(3,900)
Treasury stock, at cost; 1, 502,519 shares at June 30, 2019 and 1,501,511 shares at December 31, 2018	(10,372)	(10,349)
Total stockholders’ equity	137,537	130,235
Total liabilities and stockholders’ equity	$162,661	$153,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$29,483	$27,020	$57,962	$53,014
Cost of sales	9,168	8,028	18,183	15,548

Gross profit	20,315	18,992	39,779	37,466

Sales and marketing	7,613	6,792	15,458	13,882
General and administrative	4,531	4,547	9,475	9,244
Research and development	2,256	1,988	4,496	3,813
Gain on divestiture	-	(5,876)	-	(5,876)

Total operating expenses	14,400	7,451	29,429	21,063

Income from operations	5,915	11,541	10,350	16,403

Other income (expense):
Interest income	224	165	381	260
Foreign currency gain (loss)	(51)	(159)	(130)	(200)

Income before income taxes	6,088	11,547	10,601	16,463
Provision for income taxes	1,464	2,796	2,464	3,859

Net income	$4,624	$8,751	$8,137	$12,604

Earnings per share of common stock:
Basic	$0.23	$0.45	$0.41	$0.65
Diluted	$0.23	$0.43	$0.40	$0.62

Weighted-average shares outstanding:
Basic	19,680	19,320	19,660	19,301
Diluted	20,246	20,260	20,226	20,243

Cash dividends declared per common share	$0.085	$0.070	$0.170	$0.140

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$4,624	$8,751	$8,137	$12,604
Other comprehensive income (loss):
Foreign currency translation adjustment, net	208	(1,223)	(53)	(895)
Unrealized gain (loss) on short-term marketable securities	66	22	135	(23)
Total other comprehensive income (loss)	274	(1,201)	82	(918)

Comprehensive income	$4,898	$7,550	$8,219	$11,686

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2018	21,110,224	$211	$98,442	$45,831	$(3,900)	1,501,511	$(10,349)	$130,235

Net income				3,513				3,513
Other comprehensive income					(192)			(192)
Issuance of common stock for stock options exercised	61,419	1	478					479
Vested restricted stock units	2,026	-	-					-
Stock-based compensation expense			746					746
Repurchase of common stock at cost						926	(21)	(21)
Common stock dividend accrued				(1,672)				(1,672)

Balance at March 31, 2019	21,173,669	212	99,666	47,672	(4,092)	1,502,437	(10,370)	133,088

Net income				4,624				4,624
Other comprehensive income					274			274
Issuance of common stock for stock options exercised	77,032	1	530					531
Vested restricted stock units	171	-	-					-
Stock-based compensation expense			694					694
Repurchase of common stock at cost						1,008	(2)	(2)
Common stock dividend paid				(1,672)				(1,672)

Balance at June 30, 2019	21,250,872	213	100,890	50,624	(3,818)	1,503,445	(10,372)	137,537

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2017	20,745,041	$207	$93,127	$28,333	$(2,289)	1,480,101	$(9,608)	109,770

Net income				3,853				3,853
Other comprehensive income					283			283
Issuance of common stock for stock options exercised	34,826	1	292					293
Stock-based compensation expense			621					621
Repurchase of common stock at cost								-
Common stock dividend accrued				(1,350)				(1,350)

Balance at March 31, 2018	20,779,867	$208	$94,040	$30,836	$(2,006)	1,480,101	$(9,608)	$113,470

Net income				8,751				8,751
Other comprehensive income					(1,201)			(1,201)
Issuance of common stock for stock options exercised	56,215	-	446					446
Vested restricted stock units	765	-	-					-
Stock-based compensation expense			636					636
Repurchase of common stock at cost						149	(5)	(5)
Common stock dividend accrued				(1,353)				(1,353)

Balance at June 30, 2018	20,836,847	$208	$95,122	$38,234	$(3,207)	1,480,250	$(9,613)	$120,744

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2019	2018
	(in thousands)
Operating activities
Net income	$8,137	$12,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,630	2,102
Stock-based compensation	1,440	1,257
Fair value adjustment to contingent consideration obligations	79	42
Provision for doubtful accounts	219	146
Provision for inventory write-downs	402	170
Gain on divestitures	-	(5,876)
Foreign currency transaction loss	(63)	96
Changes in operating assets and liabilities:
Accounts receivable	(62)	(552)
Inventory and other deferred costs	(5,288)	(1,306)
Prepaid expenses and other assets	715	26
Accounts payable and other liabilities	(4,094)	(82)
Net cash provided by operating activities	4,115	8,627

Investing activities
Purchases of property and equipment and other assets	(1,651)	(1,230)
Purchases of short-term marketable securities	(13,175)	(10,757)
Proceeds from divestuture	-	7,400
Net cash used in investing activities	(14,826)	(4,587)

Financing activities
Payments of deferred acquisition consideration	(59)	(1,142)
Proceeds from issuance of common stock	1,008	738
Purchase of treasury stock	(23)	(5)
Common stock cash dividend paid	(3,344)	(2,704)
Net cash provided by financing activities	(2,418)	(3,113)

Effect of exchange rate changes on cash and cash equivalents	75	(385)
Net increase in cash and cash equivalents	(13,054)	542
Cash and cash equivalents at beginning of period	26,318	19,096
Cash and cash equivalents at end of period	$13,264	$19,638
Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2019

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, polyester vascular grafts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue and valvulotomes. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; North Melbourne, Australia; Tokyo, Japan; Shanghai, China and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2019.

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

We recognize revenue under the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard explains that to achieve the core principle, an entity should take the following actions:

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)

Americas	$17,511	$16,082	$33,886	$31,942
Europe, Middle East and Africa	10,014	9,074	20,027	17,829
Asia/Pacific Rim	1,958	1,864	4,049	3,243
Total	$29,483	$27,020	$57,962	$53,014

Except as discussed in Note 7, we do not carry any contract assets or contract liabilities, as there are generally no unbilled amounts due from customers under contracts for which we have partially satisfied performance obligations, or amounts received from customers for which we have not satisfied performance obligations. We satisfy our performance obligations under revenue contracts within a very short time period from receipt of the orders, and payments from customers are typically received within 30 to 60 days of fulfillment of the orders, except in certain geographies such as Spain and Italy where the payment cycle is customarily longer. Accordingly, there is no significant financing component to our revenue contracts. Additionally, we have elected as a policy that incremental costs (such as commissions) incurred to obtain contracts are expensed as incurred, due to the short-term nature of the contracts.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments, including accounts receivable. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2019, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $753,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2026. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2019
(in thousands)
Unrecognized tax benefits as of December 31, 2018	$711
Additions for tax positions of current year	37
Additions for tax positions of prior years	5
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of June 30, 2019	$753

As of June 30, 2019, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2015 and forward
Foreign	2012 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$4,399	$4,085
Work-in-process	5,477	5,095
Finished products	18,824	16,391
Other deferred costs	3,544	1,817

Total inventory and other deferred costs	$32,243	$27,388

We had inventory on consignment of $1.9 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively.

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

4. Acquisitions and Divestitures

Our acquisitions are accounted for using the acquisition method, and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. In each case for the acquisitions disclosed below, pro forma information assuming the acquisition had occurred at the beginning of the earliest period presented is not included, as the impact is immaterial.

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

Cardial

On October 22, 2018, through a newly created subsidiary LeMaitre Cardial SAS, we entered into an agreement to acquire the business assets of Cardial, a company located in Saint-Etienne, France. The Cardial business consists of the manufacturing of polyester vascular grafts, valvulotomes, surgical glue and original equipment manufacturing (OEM) services. On the same date, the parties entered into a separate agreement under which LeMaitre Cardial SAS purchased the building and land previously owned by Cardial.

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

Applied Medical

On September 20, 2018, we entered into an agreement to acquire the assets of the embolectomy catheter business of Applied Medical Resources Corporation (Applied). The acquired business consists of several embolectomy, thrombectomy and irrigation catheter product lines which are sold worldwide (approximately 60% in the U.S. and 40% outside the U.S.). On the same date, we entered into a transition services agreement under which Applied will manufacture and supply us with inventory for a period of twelve months, unless extended by both parties.

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was $14.2 million. Of this amount, $11 million was paid at closing, with another $2 million due 12 months following the closing date, and the final $1.2 million due 24 months following the closing date.   The deferred amounts totaling $3.2 million were recorded at an acquisition-date fair value of $3.0 million using a discount rate of 3.75% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims.

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

Reddick Divestiture

On April 5, 2018, we entered into an agreement to sell the inventory, intellectual property and other assets associated exclusively with our Reddick cholangiogram catheter and Reddick-Saye screw product lines for $7.4 million to Specialty Surgical Instrumentation. Concurrent with this divestiture we entered into a transition services agreement under which we will continue to manufacture and supply these products to the buyer for a period of up to two years unless extended by both parties, as well as a balloon supply agreement under which we will supply balloons, a component of the cholangiogram catheters, to the buyer for a period of up to six years unless extended by both parties. We recorded a gain during the quarter ended June 30, 2018 in connection with these agreements of $5.9 million. The following table summarizes the allocation of consideration received:

Allocated
Fair Value
(in thousands)
Inventory	$308
Deferred revenue - transition services agreement	1,081
Goodwill	135
Gain on divestiture	5,876

Consideration received	$7,400

Under the terms of the transition services agreement, we have agreed to manufacture the Reddick products for the buyer at prices at or in some cases below our cost. We allocated a portion of the consideration received to this agreement to reflect it at fair value and recorded it as deferred revenue. As the products are sold to the buyer, we amortize a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. As of June 30, 2019, the remaining unamortized balance was $0.2 million. Additionally, as the Reddick product lines that were divested constituted a business, we allocated a portion of our goodwill to this divestiture based on the fair value of the business sold in relation to the fair value of the business that will be retained.

Subsequent Event

On July 12, 2019, we entered into an agreement with UreSil, LLC, an Illinois limited liability company, to purchase the remaining assets of their Tru-Incise valve cutter business, including distribution rights in the United States, for $8.0 million. We also entered into a transition services agreement under which UreSil, LLC will continue to manufacture the acquired products for us for a specified time, until we transition the full manufacturing process to our Burlington, Massachusetts facilities.

5. Goodwill and Other Intangibles

Goodwill consists of the following as of June 30, 2019:

(in thousands)
Balance at December 31, 2018	$29,868

Effects of currency exchange	(8)

Balance at June 30, 2019	$29,860

 Other intangible assets consist of the following:

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$11,728	$6,252	$5,476	$11,728	$5,726	$6,002
Trademarks, tradenames and licenses	2,246	1,626	620	2,246	1,561	685
Customer relationships	10,093	3,920	6,173	10,065	3,806	6,259
Other intangible assets	2,143	1,780	363	2,145	1,399	746

Total identifiable intangible assets	$26,210	$13,578	$12,632	$26,184	$12,492	$13,692

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2019 is 9.7 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Amortization expense	$556	$414	$1,111	$832

We estimate that amortization expense for the remainder of 2019 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2019	2020	2021	2022	2023	2024
	(in thousands)

Amortization expense	$1,010	$1,857	$1,624	$1,420	$1,346	$1,182

6. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a fourth nearby 12,878 square foot leased facility, in Burlington, Massachusetts. Each of our Burlington leases expires in December 2023. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, including approximately 3,630 square feet added in 2019, under a lease which expires in August 2023. This lease contains two five-year renewal options. In addition, we have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Fox River Grove, Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at June 30, 2019.

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

Additional information with respect to our leases is as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$432	$854
Short-term lease cost	63	131
Total lease cost	$495	$985

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$445	$959

Right-of-use assets obtained in exchange for new operating leae liabilities	$594	$810

Weighted average remaining lease term - operating leases (in years)	4.1	4.1

Weighted average discount rate - operating leases (in years)	5.25%	5.25%

At June 30, 2019, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2019	$1,080
Year ending December 31,
2020	1,997
2021	1,863
2022	1,522
2023	1,249
Adjustment to net present value as of June 30, 2019	(861)

Minimum noncancelable lease liability	$6,850

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Compensation and related taxes	$6,476	$7,973
Income and other taxes	1,230	2,927
Professional fees	111	43
Deferred revenue	188	552
Other	4,092	4,352

Total	$12,097	$15,847

As discussed in Note 4 above, deferred revenue relates to our divestiture of the Reddick product line and an associated transition services agreement that we entered into at the time of the divestiture, under which we agreed to manufacture and sell product to the buyer at prices at or below our cost. We allocated a portion of the consideration received from the divestiture to this transition services agreement to reflect it at fair value and recorded it as deferred revenue. As the products are sold to the buyer, which we expect will occur over approximately the next three months, we amortize a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. The following table summarizes the changes in the deferred revenue balance during the six months ended June 30, 2019:

June 30, 2019
(in thousands)
Beginning contract liability balance	$552
Revenue recognized upon satisfaction of performance obligations in the period	(364)

Ending balance	$188

Other long-term liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Aquisition-related liabilities	$1,354	$1,326
Deferred rent	-	530
Income taxes	566	559
Other	146	196

Total	$2,066	$2,611

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
United States	$16,006	$14,864	$30,764	$29,684
Germany	3,192	3,257	6,272	6,364
Other countries	10,285	8,899	20,926	16,966

Net Sales	$29,483	$27,020	$57,962	$53,014

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock option awards	$432	$391	$879	$780
Restricted stock units	262	245	561	477

Total share-based compensation	$694	$636	$1,440	$1,257

Stock-based compensation is included in our statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of sales	$76	$83	$158	$148
Sales and marketing	146	136	304	273
General and administrative	418	351	837	702
Research and development	54	66	141	134

Total stock-based compensation	$694	$636	$1,440	$1,257

We did not grant any options during the six-month periods ended June 30, 2019 or 2018. Awards of restricted stock units during both periods were immaterial.

We issued approximately 141,000 and 92,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the six months ended June 30, 2019 and 2018, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$4,624	$8,751	$8,137	$12,604

Weighted average shares outstanding	19,680	19,320	19,660	19,301

Basic earnings per share	$0.23	$0.45	$0.41	$0.65

Diluted:
Net income available for common stockholders	$4,624	$8,751	$8,137	$12,604

Weighted-average shares outstanding	19,680	19,320	19,660	19,301
Common stock equivalents, if dilutive	566	940	566	942

Shares used in computing diluted earnings per common share	20,246	20,260	20,226	20,243

Diluted earnings per share	$0.23	$0.43	$0.40	$0.62

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	531	214	537	214

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On July 22, 2019, our Board of Directors approved a quarterly cash dividend on our common stock of $0.085 per share payable on September 5, 2019, to stockholders of record at the close of business on August 21, 2019, which will total approximately $1.7 million.

12. Supplemental Cash Flow Information

	Six Months Ended
	June 30.
	2019	2018
	(in thousands)
Cash paid for income taxes, net	$4,157	$3,140

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2019 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2019.

Several of our assets and liabilities related to prior acquisitions were measured using Level 3 techniques. During 2016, we recorded contingent liabilities associated with our acquisitions of the RestoreFlow allograft and ProCol biologic graft businesses. In the case of the RestoreFlow allograft acquisition, the agreement included the potential for us to pay up to $5.1 million of additional consideration, with $1.1 million contingent on the continued employment by LeMaitre Vascular of certain retained employees, and another $4.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional consideration was initially valued in total at $1.0 million and was being re-measured each reporting period until the payment requirement ended, with any adjustments reported in income from operations. The first portion related to continued employment by LeMaitre Vascular of retained individuals was paid during 2018. The amounts attributable to achieving specified levels of revenue following the acquisition date were not paid as the associated revenue metrics were not achieved. In the case of ProCol, additional consideration was payable to the former shareholders for a three-year period following the closing, calculated at 10% of ProCol revenues. This additional consideration was initially valued at $0.3 million and was being re-measured each reporting period until the payment requirement ended, with any adjustments reported in income from operations. The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for these acquired businesses, as well as, in the case of the RestoreFlow allograft acquisition, management’s estimate of the likelihood of continued employment of certain retained employees.

	Six months ended June 30,
	2019	2018
	(in thousands)
Beginning balance	$72	$1,300
Additions	-	-
Payments	(59)	(1,142)
Change in fair value included in earnings	(13)	42

Ending balance	$-	$200

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended
	June 30,
	2019	2018
	(in thousands)
Beginning balance	$(3,900)	$(2,289)

Other comprehensive income (loss) before reclassifications	82	(918)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(3,818)	$(3,207)

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation in patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $900 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular grafts, biologic vascular patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts, and valvulotomes. Through our RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular tissue.

Our biologic offerings include vascular patches, vascular grafts and surgical glue, and in the current quarter represented 35% of worldwide sales. We generally view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

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

We sell our products and services primarily through a direct sales force. As of June 30, 2019, our sales force was comprised of 110 sales representatives in North America, Europe, Japan, China and Australia, including three export managers. We also sell our products in other geographies through distributors. Our worldwide headquarters is located in Burlington, Massachusetts. Our European headquarters is located in Sulzbach, Germany, and our Asia/Pacific Rim headquarters is located in Singapore. We also have offices located in Chandler, Arizona, Fox River Grove, Illinois, Tokyo, Japan; Vaughan, Canada; Madrid, Spain; Milan, Italy; Saint-Etienne, France; Shanghai, China; and North Melbourne, Australia. During the current quarter, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives.

Historically we have experienced success in lower-rivalry niche product segments, for example the markets for valvulotomes and carotid shunts. In both markets, our highly differentiated devices have historically allowed us to increase selling prices while maintaining unit market share. In contrast, more recently, we have faced increased competition in the biologic vascular patch segment, which has inhibited our ability to implement selling price increases. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

In March 2018, we terminated our master distribution agreement with Sinopharm United Medical Device Co., Ltd. (Sinopharm), under which we sold our powered phlebectomy devices for distribution in China. In April 2018, we began selling these products to sub-distributors in China.  In June 2019, we agreed to purchase at a discount all of Sinopharm’s remaining inventory of our powered phlebectomy devices in settlement of the suit they filed against us in China.

•

During 2018, we entered into definitive agreements with several former Applied Medical and Cardial distributors in Europe and Asia in order to terminate their distribution of our recently-acquired embolectomy catheter, polyester graft and valvulotome products, and we began selling direct-to-hospitals in those geographies. The termination fees totaled approximately $0.1 million.

As of June 30, 2019, we had 110 sales representatives versus 102 at June 30, 2018. This increase has resulted in higher selling expenses.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In April 2018, we divested our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Specialty Surgical Instrumentation for $7.4 million.

•

In September 2018, we acquired the assets of the embolectomy catheter business from Applied Medical for $14.2 million. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transition to be completed in 2019.

•

In October 2018, we acquired the assets of Cardial, a subsidiary of Becton, Dickinson, located in Saint-Etienne, France, for €2.0 million. Cardial’s product lines include polyester vascular grafts, valvulotomes and surgical glue.

In addition to relying upon acquisitions for growth, we also rely on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2017, we launched XenoSure biologic pledgets.

•	In 2017, we launched a longer version of our Anastoclip AC intended for use in neurosurgery applications.

•	In 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.

•	In 2019, we initiated limited market releases for our newly developed XenoSure Plus products.

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

•

In 2017, we expanded the Burlington clean rooms in which many of our biologic offerings are currently produced or processed. The cost of the facility renovation was approximately $3.0 million. We are in the process of further expanding this clean room, which we expect to complete in early 2020 at a cost of approximately $1.1 million, in order to transfer in the manufacture of our OmniFlow ovine biologic graft from our North Melbourne, Australia facility.

•

In September 2018, we acquired the embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the manufacturing of these devices to our Burlington facility. We expect this transfer to be completed in 2019.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2019, approximately 47% of our sales took place outside the United States, and in most cases in currencies other than the U.S. dollar. We expect that sales in foreign currencies will represent a significant percentage of our future sales. Selling, marketing, and administrative expenses related to these sales are similarly denominated in foreign currencies, partially mitigating our exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the rate increase went into effect. For the six months ended June 30, 2019, we estimate that the effects of changes in foreign exchange rates decreased sales by approximately $1.6 million, as compared to rates in effect for the six months ended June 30, 2018.

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

Results of Operations

Comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2019	2018	change	2019	2018	change
	($ in thousands)			($ in thousands)
Net sales	$29,483	$27,020	9%	$57,962	$53,014	9%

Net sales by geography:
Americas	$17,511	$16,082	9%	$33,886	$31,942	6%
Europe, Middle East and Africa	10,014	$9,074	10%	20,027	$17,829	12%
Asia/Pacific Rim	1,958	1,864	5%	4,049	3,243	25%
Total	$29,483	$27,020	9%	$57,962	$53,014	9%

Net sales. Net sales increased $2.5 million or 9% to $29.5 million for the three months ended June 30, 2019, compared to $27.0 million for the three months ended June 30, 2018. The increase was due primarily to higher sales of embolectomy catheters which grew $1.1 million, of which $1.0 million was from our recently-acquired Syntel and Python products. Sales of polyester grafts increased $0.5 million, of which $0.3 million was from our recently-acquired Cardial products. Allograft sales also increased by $0.5 million. Net sales increased $5.0 million or 9% to $58.0 million for the six months ended June 30, 2019, compared to $53.0 million for the six months ended June 30, 2018. The six-month sales increase was also comprised primarily of embolectomy catheters of $2.4 million and polyester grafts of $1.0 million, both of which were driven by the recent acquisitions. Sales of carotid shunts were higher by $0.5 million, and allografts by $0.4 million. We estimate that the strengthening U.S. dollar during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 decreased net sales by $1.6 million.

Direct-to-hospital net sales were 94% of our total net sales for each of the three and six month periods ended June 30, 2019 and 2018, respectively.

Net sales by geography. Net sales in the Americas increased $1.4 million or 9% for the three months ended June 30, 2019 as compared to June 30, 2018, due primarily to increased sales of embolectomy catheters of $0.8 million, allografts of $0.5 million and carotid shunts of $0.2 million. These increases were partly offset by decreased sales of powered phlebectomy systems of $0.3 million. For the six months ended June 30, 2019, sales in the Americas increased $1.9 million or 6%. For the six-month period, increased sales of embolectomy catheters of $1.6 million, carotid shunts of $0.4 million and allografts of $0.4 million were partly offset by decreased sales of powered phlebectomy systems of $0.4 million.

Europe, Middle East and Africa (“EMEA”) net sales increased $0.9 million, or 10% for the three months ended June 30, 2019 as compared to June 30, 2018. The increase was primarily driven by higher sales of polyester grafts of $0.4 million, as well as embolectomy catheters, valvulotomes and surgical glue, each increasing $0.1 million, largely driven by our recent acquisitions. For the six months ended June 30, 2019, sales in EMEA increased $2.2 million or 12%. Increases were primarily driven by higher sales of polyester grafts of $0.9 million, OEM sales of $0.5 million, and increased sales of valvulotomes, embolectomy catheters and surgical glue of $0.3 million each. We estimate that the weaker Euro during the six months ended June 30, 2019 decreased our net sales by $1.2 million in EMEA as compared to the six months ended June 30, 2018.

Asia/Pacific Rim (“APAC”) net sales increased $0.1 million, or 5% for the three months ended June 30, 2019 as compared to June 30, 2018. Sales of embolectomy catheters increased $0.3 million, and carotid shunts and biologic patches each increased by $0.1 million, and were partly offset by decreased sales of powered phlebectomy systems of $0.3 million. For the six months ended June 30, 2019, sales in APAC increased $0.8 million, or 25%, driven mainly by higher sales of embolectomy catheters of $0.6 million, carotid shunts of $0.2 million and anastomotic clips of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
(unaudited)					Percent					Percent
	2019	2018	Change		change	2019	2018	Change		change
	($ in thousands)					($ in thousands)
Gross profit	$20,315	$18,992	$1,323		7%	$39,779	$37,466	$2,313		6%

Gross margin	68.9%	70.3%	(1.4%	)	*	68.6%	70.7%	(2.1%	)	*

*Not applicable

Gross Profit. Gross profit increased $1.3 million to $20.3 million for the three months ended June 30, 2019, while gross margin decreased 140 basis points to 68.9% in the period. For the six months ended June 30, 2019, gross profit increased by $2.3 million to $39.8 million, while gross margin decreased 210 basis points to 68.6%. In both comparative periods the increase in gross profit was driven by higher sales in the current period. Primarily the recently acquired Syntel and Python embolectomy catheters as well as the recently acquired Cardial products, all of which carry a relatively lower gross margin than many of our other product lines, drove the decrease in gross margin in both comparative periods. In the first quarter of 2018, we were also still selling our relatively higher gross margin Reddick and Reddick-Saye products, which we divested early in the second quarter of 2018. The impact of these gross margin decreases was partly offset by lower manufacturing costs of certain of our offerings, in particular allografts.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2019	2018	$ Change	change	2019	2018	$ Change	change

Sales and marketing	$7,613	$6,792	$821	12%	$15,458	$13,882	$1,576	11%
General and administrative	4,531	4,547	(16)	(0% )	9,475	9,244	231	2%
Research and development	2,256	1,988	268	13%	4,496	3,813	683	18%
(Gain) loss on divestitures	-	(5,876)	5,876	*	-	(5,876)	5,876	*
Total	$14,400	$7,451	$6,949	93%	$29,429	$21,063	$8,366	40%

	Three months ended June 30,			Six months ended June 30,
	2019	2018		2019	2018
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	26%	25%	1%	27%	26%	1%
General and administrative	15%	17%	(2% )	16%	17%	(1% )
Research and development	8%	7%	1%	8%	7%	1%
(Gain) loss on divestitures	0%	(22% )	22%	0%	-11%	11%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2019, sales and marketing expense increased 12% to $7.6 million. The increase was driven mainly by higher personnel costs, including salaries, recruiting and travel expenses associated with expanding the sales force. We also had higher costs due to the implementation of Salesforce customer relationship software. As a percentage of net sales, sales and marketing expense increased to 26% in the three months ended June 30, 2019 from 25% in the prior period. For the six months ended June 30, 2019, sales and marketing expense increased 11% to $15.5 million. The increase was driven mainly by higher personnel costs including compensation, travel and training. These increases were partly offset by lower sales force commissions and travel. As a percentage of sales, sales and marketing expense increased to 27% in the six months ended June 30, 2019 from 26% in the prior period.

General and administrative. For the three months ended June 30, 2019, general and administrative expense was unchanged as compared to the three months ended June 30, 2018, at $4.5 million. We incurred higher compensation costs of $0.1 million, related primarily to severance associated with our planned relocation of production of our biologic grafts from Australia to Burlington, offset by lower acquisition and divestiture-related costs. As a percentage of sales, general and administrative expense decreased to 15% for the three months ended June 30, 2019, from 17% in the prior period. For the six months ended June 30, 2019, general and administrative expense increased 2% to $9.5 million. The general and administrative expense increase was driven by higher compensation costs, bad debt expense and facilities costs, offset by lower professional fees and acquisition costs. As a percentage of sales, general and administrative expense was 16% for the six months ended June 30, 2019 versus 17% for the six months ended June 30, 2018.

Research and development. For the three months ended June 30, 2019, research and development expense increased 13% to $2.3 million.  For the six months ended June 30, 2019, research and development expense increased 18% to $4.5 million. In both periods, the increase was primarily related to product development towards new versions of our biologic vascular patches and powered phlebectomy devices, as well as testing related to our biologic product offerings, including in connection with the transfer of production of our OmniFlow biologic vascular grafts to Burlington, Massachusetts. We also had higher compensation expenses. As a percentage of sales, research and development expense increased to 8% for the three and six-month periods ended June 30, 2019, as compared to 7% in both prior year periods.

Income tax expense. We recorded a tax provision of $1.5 million on pre-tax income of $6.1 million for the three months ended June 30, 2019, compared to a $2.8 million tax provision on pre-tax income of $11.5 million for the three months ended June 30, 2018. We recorded a tax provision of $2.5 million on pre-tax income of $10.6 million for the six months ended June 30, 2019, compared to $3.9 million on pre-tax income of $16.5 million for the six months ended June 30, 2018. Our effective income tax rate was 24.0% and 23.2% for the three and six month periods ended June 30, 2019. Our tax expense for the current period is based on an estimated annual effective tax rate of 26.2%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

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

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of June 30, 2019, we have provided a valuation allowance of $1.3 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At June 30, 2019, our cash and cash equivalents were $13.3 million as compared to $26.3 million at December 31, 2018. We also had $35.0 million in a short-term managed income mutual fund investment as of June 30, 2019 compared to $21.7 million as of December 31, 2018. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $4.3 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

We recognized operating income of $10.4 million for the six months ended June 30, 2019. For the year ended December 31, 2018, we had operating income of $28.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On July 22, 2019, our Board of Directors approved a quarterly cash dividend on our common stock of $0.085 per share payable on September 5, 2019, to stockholders of record at the close of business on August 21, 2019, which will total approximately $1.7 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2019	2018	Net Change
Cash and cash equivalents	$13,264	$19,638	$(6,374)

Cash flows provided by (used in):
Operating activities	$4,115	$8,627	$(4,512)
Investing activities	(14,826)	(4,587)	(10,239)
Financing activities	(2,418)	(3,113)	695

Net cash provided by operating activities. Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2019, consisting of $8.1 million in net income, adjustments for non-cash or non-operating items of $4.7 million (including primarily depreciation and amortization of $2.6 million, stock-based compensation of $1.4 million, and provisions for inventory write-offs and doubtful accounts of $0.4 million and $0.2 million, respectively) and also a net use of working capital of $8.7 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $5.3 million and a decrease in accounts payable and other liabilities of $4.1 million, including primarily payments associated with our annual bonus plan, dividends and income taxes. These cash uses were offset by a decrease in prepaid and other assets of $0.7 million, primarily related to prepaid taxes.

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2018, consisting of $12.6 million in net income, adjustments for non-cash or non-operating items of $2.1 million (including depreciation and amortization of $2.1 million, stock-based compensation of $1.3 million, provisions for inventory write-offs and doubtful accounts of $0.3 million and a gain on divestiture of $5.9 million) and also a net use of working capital of $1.9 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $1.3 million and an increase in accounts receivable of $0.5 million, which were offset by a decrease in accounts payable and accrued expenses of $0.1 million.

Net cash used in investing activities. Net cash used in investing activities was $14.8 million for the six months ended June 30, 2019, including purchases of marketable securities of $13.2 million and expenditures on property and equipment of $1.6 million.

Net cash used in investing activities was $4.6 million for six months ended June 30, 2018. This was primarily driven by purchases of marketable securities of $10.8 million and expenditures on equipment and technology of $1.2 million, which were partially offset by proceeds from a business divestiture of $7.4 million.

Net cash used in financing activities. Net cash used financing activities was $2.4 million for the six months ended June 30, 2019, consisting primarily of dividend payments of $3.3 million, offset in part by proceeds from stock option exercises of $1.0 million net of shares repurchased to cover employee payroll taxes, and deferred payments for acquisitions of less than $0.1 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. With the exception of the adoption, effective January 1, 2019, of Accounting Standards Update No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements, discussed in Note 1 to this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the six months ended June 30, 2019. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2019 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of July 31, 2019, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2019.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director