Form 10-Q
period 2019-09-30
LEMAITRE VASCULAR INC
filed 2019-11-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 19,991,347 shares of common stock, $.01 par value per share, outstanding as of October 31, 2019.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

 Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$11,719	$26,318
Short-term marketable securities	33,177	21,668
Accounts receivable, net of allowances of $482 at September 30, 2019 and $399 at December 31, 2018	14,878	15,721
Inventory and other deferred costs	36,695	27,388
Prepaid expenses and other current assets	3,226	2,922
Total current assets	99,695	94,017

Property and equipment, net	14,070	14,102
Right-of-use leased assets	6,008	-
Goodwill	32,102	29,868
Other intangibles, net	16,765	13,692
Deferred tax assets	1,164	1,215
Other assets	210	194
Total assets	$170,014	$153,088

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,670	$1,732
Accrued expenses	13,390	15,847
Acquisition-related obligations	2,597	2,179
Lease liabilities - short-term	1,666	-
Total current liabilities	19,323	19,758

Lease liabilities - long-term	4,755	-
Deferred tax liabilities	823	484
Other long-term liabilities	2,797	2,611
Total liabilities	27,698	22,853

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding		-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,495,306 shares at September 30, 2019, and 21,110,224 shares at December 31, 2018	215	211
Additional paid-in capital	103,673	98,442
Retained earnings	54,117	45,831
Accumulated other comprehensive loss	(4,894)	(3,900)
Treasury stock, at cost; 1, 515,378 shares at September 30, 2019 and 1,501,511 shares at December 31, 2018	(10,795)	(10,349)
Total stockholders’ equity	142,316	130,235
Total liabilities and stockholders’ equity	$170,014	$153,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$29,100	$24,165	$87,062	$77,179
Cost of sales	8,934	6,910	27,117	22,458

Gross profit	20,166	17,255	59,945	54,721

Sales and marketing	7,429	6,622	22,887	20,504
General and administrative	4,551	3,983	14,026	13,227
Research and development	2,281	2,037	6,777	5,850
Gain on divestiture	-	-	-	(5,876)

Total operating expenses	14,261	12,642	43,690	33,705

Income from operations	5,905	4,613	16,255	21,016

Other income (expense):
Interest income	193	192	574	452
Foreign currency gain (loss)	(208)	(75)	(338)	(275)

Income before income taxes	5,890	4,730	16,491	21,193
Provision for income taxes	706	416	3,170	4,275

Net income	$5,184	$4,314	$13,321	$16,918

Earnings per share of common stock:
Basic	$0.26	$0.22	$0.68	$0.87
Diluted	$0.25	$0.21	$0.66	$0.84

Weighted-average shares outstanding:
Basic	19,871	19,503	19,731	19,369
Diluted	20,378	20,293	20,277	20,258

Cash dividends declared per common share	$0.085	$0.070	$0.255	$0.210

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$5,184	$4,314	$13,321	$16,918
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,072)	(308)	(1,125)	(1,204)
Unrealized gain (loss) on short-term marketable securities	(4)	33	131	11
Total other comprehensive income (loss)	(1,076)	(275)	(994)	(1,193)

Comprehensive income	$4,108	$4,039	$12,327	$15,725

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2018	21,110,224	$211	$98,442	$45,831	$(3,900)	1,501,511	$(10,349)	$130,235

Net income				3,513				3,513
Other comprehensive income					(192)			(192)
Issuance of common stock for stock options exercised	61,419	1	478					479
Vested restricted stock units	2,026	-	-					-
Stock-based compensation expense			746					746
Repurchase of common stock at cost						926	(21)	(21)
Common stock dividend accrued				(1,672)				(1,672)

Balance at March 31, 2019	21,173,669	212	99,666	47,672	(4,092)	1,502,437	(10,370)	133,088

Net income				4,624				4,624
Other comprehensive income					274			274
Issuance of common stock for stock options exercised	77,032	1	530					531
Vested restricted stock units	171	-	-					-
Stock-based compensation expense			694					694
Repurchase of common stock at cost						1,008	(2)	(2)
Common stock dividend paid				(1,672)				(1,672)

Balance at June 30, 2019	21,250,872	213	100,890	50,624	(3,818)	1,503,445	(10,372)	137,537

Net income				5,184				5,184
Other comprehensive income					(1,076)			(1,076)
Issuance of common stock for stock options exercised	208,821	2	2,128					2,130
Vested restricted stock units	35,613		-					-
Stock-based compensation expense			655					655
Repurchase of common stock at cost						11,933	(423)	(423)
Common stock dividend paid				(1,691)				(1,691)

Balance at September 30, 2019	21,495,306	215	103,673	54,117	(4,894)	1,515,378	(10,795)	142,316

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2017	20,745,041	$207	$93,127	$28,333	$(2,289)	1,480,101	$(9,608)	109,770

Net income				3,853				3,853
Other comprehensive income					283			283
Issuance of common stock for stock options exercised	34,826	1	292					293
Stock-based compensation expense			621					621
Repurchase of common stock at cost								-
Common stock dividend accrued				(1,350)				(1,350)

Balance at March 31, 2018	20,779,867	$208	$94,040	$30,836	$(2,006)	1,480,101	$(9,608)	$113,470

Net income				8,751				8,751
Other comprehensive income					(1,201)			(1,201)
Issuance of common stock for stock options exercised	56,215	-	446					446
Vested restricted stock units	765	-	-					-
Stock-based compensation expense			636					636
Repurchase of common stock at cost						149	(5)	(5)
Common stock dividend accrued				(1,353)				(1,353)

Balance at June 30, 2018	20,836,847	$208	$95,122	$38,234	$(3,207)	1,480,250	$(9,613)	$120,744

Net income				4,314				4,314
Other comprehensive income					(275)			(275)
Issuance of common stock for stock options exercised	192,487	3	2,068					2,071
Vested restricted stock units	51,131	-	-					-
Stock-based compensation expense			537					537
Repurchase of common stock at cost						18,353	(674)	(674)
Common stock dividend accrued				(1,370)				(1,370)

Balance at September 30, 2018	21,080,465	$211	$97,727	$41,178	$(3,482)	1,498,603	$(10,287)	$125,347

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2019	2018
	(in thousands)
Operating activities
Net income	$13,321	$16,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,975	3,108
Stock-based compensation	2,095	1,794
Fair value adjustment to contingent consideration obligations	123	(24)
Provision for doubtful accounts	289	209
Provision for inventory write-downs	508	298
Gain on divestitures	-	(5,876)
Foreign currency transaction loss	62	126
Changes in operating assets and liabilities:
Accounts receivable	268	1,552
Inventory and other deferred costs	(9,576)	(3,061)
Prepaid expenses and other assets	(449)	(1,764)
Accounts payable and other liabilities	(2,031)	(345)
Net cash provided by operating activities	8,585	12,935

Investing activities
Purchases of property and equipment and other assets	(2,361)	(1,764)
Purchases of short-term marketable securities	(18,378)	(15,948)
Sales of short-term marketable securities	7,000	13,000
Payments related to acquisitions	(6,815)	(11,000)
Proceeds from divestuture	-	7,400
Net cash used in investing activities	(20,554)	(8,312)

Financing activities
Payments of deferred acquisition consideration	(59)	(1,171)
Proceeds from issuance of common stock	3,138	2,809
Purchase of treasury stock	(446)	(678)
Common stock cash dividend paid	(5,035)	(4,073)
Net cash provided by financing activities	(2,402)	(3,113)

Effect of exchange rate changes on cash and cash equivalents	(228)	(502)
Net increase in cash and cash equivalents	(14,599)	1,008
Cash and cash equivalents at beginning of period	26,318	19,096
Cash and cash equivalents at end of period	$11,719	$20,104

Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts and valvulotomes. Our offices are located in Burlington, Massachusetts; Fox River Grove, Illinois; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; Hereford, England; North Melbourne, Australia; Tokyo, Japan; Shanghai, China; and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2019.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by     management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)

Americas	$17,698	$14,941	$51,584	$46,885
Europe, Middle East and Africa	9,452	7,857	29,479	25,685
Asia/Pacific Rim	1,950	1,366	5,999	4,609
Total	$29,100	$24,164	$87,062	$77,179

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

Customers returning products may be entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, must have at least 18 months remaining prior to its expiration date, or twelve months for our hospital customers in Europe, and generally be returned within 30 days of shipment. These return policies apply to sales to both hospitals and distributors. The amount of products returned to us, either for exchange or credit, has not been material. Nevertheless, we provide for an allowance for future sales returns based on historical returns experience, which requires judgment. Our cost of replacing defective products has not been material and is accounted for at the time of replacement.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2019 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2018 income tax expense varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2019, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $766,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2026. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2019
(in thousands)
Unrecognized tax benefits as of December 31, 2018	$711
Additions for tax positions of current year	55
Additions for tax positions of prior years	-
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of September 30, 2019	$766

As of September 30, 2019, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2016 and forward
Foreign	2012 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$4,916	$4,085
Work-in-process	5,037	5,095
Finished products	22,331	16,391
Other deferred costs	4,411	1,817

Total inventory and other deferred costs	$36,695	$27,388

We had inventory on consignment of $1.8 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively.

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

Tru-Incise Valve Cutter

On July 12, 2019, we entered into an agreement with UreSil, LLC, an Illinois limited liability company, to purchase the remaining assets of their Tru-Incise valve cutter business, including distribution rights in the United States. We also entered into a transition services agreement under which UreSil, LLC will continue to manufacture the acquired products for us for a specified time, until we transition the full manufacturing process to our Burlington, Massachusetts facilities.

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, and customer and supplier information, was $8.0 million. Of this amount, $6.8 million was paid at closing, with three follow-on payments $0.4 million each due on the first, second and third anniversaries of the closing date.  The deferred amounts totaling $1.2 million were recorded at an acquisition-date fair value of $1.1 million using a discount rate of 4.19% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims.

The following table summarizes the preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$827
Equipment and supplies	70
Intangible assets	4,727
Goodwill	2,314

Purchase price	$7,938

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated Fair Value	Average Useful Life
	(in thousands)	(in years)
Customer relationships	$3,865	16.0
Intellectual property	558	7.0
Non-compete agreement	201	5.0
Tradenames	103	7.0

Total intangible assets	$4,727

The weighted-average amortization period of the acquired intangible assets was 14.2 years.

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

Applied Medical Clot Management Business

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

Under the terms of the transition services agreement, we agreed to manufacture the Reddick products for the buyer at prices at or in some cases below our cost. We allocated a portion of the consideration received to this agreement to reflect it at fair value and recorded it as deferred revenue. As the products were sold to the buyer, we amortized a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. This arrangement ended by mutual agreement during the quarter ended September 30, 2019, and all remaining deferred revenue was recognized.

Subsequent Event

On October 11, 2019 we acquired the biologic cardiac and vascular patch business of Admedus Ltd for $15.5 million, of which $14.2 million was paid at closing and $1.3 million is due in two post-closing installments, as well as potential earnout payments of $7.8 million payable based upon performance of the acquired business as well as other milestones.  We also entered into a license agreement for the tissue processing technology limited to the acquired CardioCel and VascuCel product lines, and a transition services agreement under which Admedus will continue to manufacture the products for up to three years while we transition manufacturing to Burlington.

5. Goodwill and Other Intangibles

Goodwill consists of the following as of September 30, 2019:

(in thousands)
Balance at December 31, 2018	$29,868

Additions for acquisitions	2,314
Effects of currency exchange	(80)

Balance at September 30, 2019	$32,102

    Other intangible assets consist of the following:

	September 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$12,286	$6,518	$5,768	$11,728	$5,726	$6,002
Trademarks, tradenames and licenses	2,349	1,661	688	2,246	1,561	685
Customer relationships	13,928	4,398	9,530	10,065	3,806	6,259
Other intangible assets	2,342	1,563	779	2,145	1,399	746

Total identifiable intangible assets	$30,905	$14,140	$16,765	$26,184	$12,492	$13,692

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2019 is 11.0 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Amortization expense	$600	$380	$1,711	$1,213

We estimate that amortization expense for the remainder of 2019 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2019	2020	2021	2022	2023	2024
	(in thousands)

Amortization expense	$573	$2,233	$2,000	$1,796	$1,722	$1,541

6. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a fourth nearby 12,878 square foot leased facility, in Burlington, Massachusetts. Each of our Burlington leases expires in December 2023. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, including approximately 3,630 square feet added in 2019, under a lease which expires in August 2023. This lease contains two five-year renewal options. In addition, we have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at September 30, 2019.

On October 29, 2019, our four Burlington, Massachusetts leases were extended through December 2030, under terms substantially similar to the existing leases.

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

Additional information with respect to our leases is as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$486	$1,340
Short-term lease cost	71	203
Total lease cost	$557	$1,543

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$498	$1,457

Right-of-use assets obtained in exchange for new operating leae liabilities	$69	$879

Weighted average remaining lease term - operating leases (years)		4.2

Weighted average discount rate - operating leases		5.25%

At September 30, 2019, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2019	$533
Year ending December 31,
2020	1,992
2021	1,854
2022	1,537
2023	1,242
Adjustment to net present value as of September 30, 2019	(737)

Minimum noncancelable lease liability	$6,421

 7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Compensation and related taxes	$7,086	$7,973
Income and other taxes	1,347	2,927
Professional fees	142	43
Deferred revenue	-	552
Other	4,815	4,352

Total	$13,390	$15,847

As discussed in Note 4 above, deferred revenue related to our divestiture of the Reddick product line and an associated transition services agreement that we entered into at the time of the divestiture, under which we agreed to manufacture and sell product to the buyer at prices at or below our cost. We allocated a portion of the consideration received from the divestiture to this transition services agreement to reflect it at fair value and recorded it as deferred revenue. As the products were sold to the buyer, we amortized a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. This arrangement was completed during the quarter ended September 30, 2019:

September 30, 2019
(in thousands)
Balance at December 31, 2018	$552

Revenue recognized upon satisfaction of performance obligations in the period	(552)

Ending balance	$-

Other long-term liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Aquisition-related liabilities	$2,089	$1,326
Deferred rent	-	530
Income taxes	561	559
Other	147	196

Total	$2,797	$2,611

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
United States	$16,251	$13,937	$47,015	$43,620
Germany	3,074	3,058	9,346	9,421
Other countries	9,775	7,170	30,701	24,138

Net Sales	$29,100	$24,165	$87,062	$77,179

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock option awards	$378	$331	$1,257	$1,111
Restricted stock units	277	206	838	683

Total share-based compensation	$655	$537	$2,095	$1,794

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of sales	$75	$61	$233	$209
Sales and marketing	155	155	459	429
General and administrative	356	266	1,194	967
Research and development	69	55	209	189

Total stock-based compensation	$655	$537	$2,095	$1,794

We did not grant any options during the nine-month periods ended September 30, 2019 or 2018. Awards of restricted stock units during both periods were immaterial.

We issued approximately 385,000 and 329,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the nine months ended September 30, 2019 and 2018, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$5,184	$4,314	$13,321	$16,918

Weighted average shares outstanding	19,871	19,503	19,731	19,369

Basic earnings per share	$0.26	$0.22	$0.68	$0.87

Diluted:
Net income available for common stockholders	$5,184	$4,314	$13,321	$16,918

Weighted-average shares outstanding	19,871	19,503	19,731	19,369
Common stock equivalents, if dilutive	507	790	546	889
Shares used in computing diluted earnings per common share	20,378	20,293	20,277	20,258

Diluted earnings per share	$0.25	$0.21	$0.66	$0.84

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	210	212	488	213

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

  Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On October 21, 2019, our Board of Directors approved a quarterly cash dividend on our common stock of $0.085 per share payable on December 5, 2019, to stockholders of record at the close of business on November 20, 2019, which will total approximately $1.7 million.

12. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash paid for income taxes, net	$4,605	$5,086

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2019 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2019.

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

	Nine months ended
	September 30,
	2019	2018
	(in thousands)
Beginning balance	$72	$1,301
Additions	-	-
Payments	(59)	(1,171)
Change in fair value included in earnings	(13)	(24)

Ending balance	$-	$106

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended
	September 30,
	2019	2018
	(in thousands)
Beginning balance	$(3,900)	$(2,289)

Other comprehensive income (loss) before reclassifications	(994)	(1,193)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(4,894)	$(3,482)

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

LeMaitre, AnastoClip, Cardial, CardioCel, Omniflow, ProCol, RestoreFlow, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants primarily for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation in patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $900 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts, and valvulotomes. Through our       RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular tissue.

Our biologic offerings include vascular and cardiac patches, vascular grafts, and surgical glue, and in the current quarter represented 34% of worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

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

We sell our products and services primarily through a direct sales force. As of September 30, 2019, our sales force was comprised of 109 sales representatives in North America, Europe and Asia/Pacific Rim, including three export managers, one in each of the three geographic regions. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have other North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with other European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, and we have Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and North Melbourne, Australia. During the current quarter, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other geographies through distributors.

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

As of September 30, 2019, we had 109 sales representatives versus 106 at September 30, 2018. This increase has resulted in higher selling expenses.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In April 2018, we divested our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Specialty Surgical Instrumentation for $7.4 million.

•

In September 2018, we acquired the assets of the embolectomy catheter business from Applied Medical for $14.2 million. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transition to be complete in early 2020.

•

In October 2018, we acquired the assets of Cardial, a subsidiary of Becton, Dickinson, located in Saint-Etienne, France, for €2.0 million. Cardial’s product lines include polyester vascular grafts, valvulotomes and surgical glue.

•

In July 2019, we entered into an agreement with UreSil, LLC to purchase the remaining assets of their Tru-Incise valve cutter business, including distribution rights in the United States, for $8.0 million.

•	In October 2019, we entered into an agreement with Admedus Ltd. to purchase the assets of their biologic patch business for $15.5 million.

In addition to relying upon acquisitions for growth, we also rely on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2017, we launched XenoSure biologic pledgets.

•	In 2017, we launched a longer version of our Anastoclip AC intended for use in neurosurgery applications.

•	In 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.

•	In 2019, we launched XenoSure Plus aimed at a segment of the market that prefers using a biologic patch that is thicker and stiffer in nature than our standard patch.

•	In 2019, we also launched DuraSure, a biologic patch indicated for closing or repairing dural defects during open neurosurgical procedures.

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

•

In 2017, we expanded the Burlington clean rooms in which many of our biologic offerings are currently produced or processed. The cost of the facility renovation was approximately $3.0 million. We are in the process of further expanding this clean room, which we expect to complete in early 2020 at a cost of approximately $1.1 million, in order to transfer in the manufacture of our Omniflow II ovine biologic graft from our North Melbourne, Australia facility.

•

In September 2018, we acquired the embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the manufacturing of these devices to our Burlington facility. We expect this transfer to be complete in early 2020.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2019, approximately 46% of our sales took place outside the United States, and in most cases in currencies other than the U.S. dollar. We expect that sales in foreign currencies will represent a significant percentage of our future sales. Selling, marketing, and administrative expenses related to these sales are similarly denominated in foreign currencies, partially mitigating our exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the exchange rate changed. For the nine months ended September 30, 2019, we estimate that the effects of changes in foreign exchange rates decreased sales by approximately $2.1 million, as compared to rates in effect for the nine months ended September 30, 2018.

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

Sales and marketing. Our sales and marketing expense consists primarily of salaries, commissions, stock-based compensation, travel and entertainment, sales meetings, attendance at vascular congresses, training programs, advertising and product promotions, direct mail and other marketing costs.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2019	2018	change	2019	2018	change
	($ in thousands)			($ in thousands)
Net sales	$29,100	$24,165	20%	$87,062	$77,179	13%

Net sales by geography:
Americas	$17,698	$14,943	18%	$51,584	$46,885	10%
Europe, Middle East and Africa	9,452	$7,856	20%	29,479	$25,685	15%
Asia/Pacific Rim	1,950	1,366	43%	5,999	4,609	30%
Total	$29,100	$24,165	20%	$87,062	$77,179	13%

Net sales. Net sales increased $4.9 million or 20% to $29.1 million for the three months ended September 30, 2019, compared to $24.2 million for the three months ended September 30, 2018. The increase was due primarily to higher sales of embolectomy catheters which grew $1.4 million, of which $1.0 million was from our recently-acquired Syntel and Python products. Allograft and valvulotome sales each increased by $0.8 million, and anastomotic clips and OEM sales each increased by $0.5 million. For the nine months ended September 30, 2019, net sales increased $9.9 million, or 13%, to $87.1 million, compared to $77.2 million for the nine months ended September 30, 2018. The nine-month sales increase was comprised primarily of embolectomy catheters of $3.8 million and polyester grafts of $1.3 million, both of which were driven by the recent acquisitions. Sales of allografts were higher by $1.2 million, and valvulotomes by $1.1 million. We estimate that the strengthening U.S. dollar during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 decreased net sales by $2.1 million.

Direct-to-hospital net sales were 94% of our total net sales for the three and nine-month periods ended September 30, 2019 and September 30, 2018.

Net sales by geography. Net sales in the Americas increased $2.8 million or 18% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, due primarily to increased sales of embolectomy catheters of $0.8 million, allografts of $0.8 million and carotid shunts and anastomotic clips each with increases of $0.3 million. For the nine months ended September 30, 2019, sales in the Americas increased $4.7 million, or 10%. For the nine-month period, increased sales of embolectomy catheters of $2.4 million, allografts of $1.1 million, valvulotomes of $0.7 million and carotid shunts of $0.7 million were partly offset by decreased sales of powered phlebectomy systems of $0.5 million.

Europe, Middle East and Africa (“EMEA”) net sales increased $1.6 million, or 20% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily driven by higher OEM sales of $0.4 million, embolectomy catheters of $0.3 million, as well as polyester grafts, biologic grafts, biologic patches and valvulotomes, each increasing $0.2 million. For the nine months ended September 30, 2019, sales in EMEA increased $3.8 million or 15%. Increases were primarily driven by higher sales of polyester grafts of $1.1 million, OEM sales of $0.9 million, embolectomy catheters of $0.6 million, and increased sales of valvulotomes and surgical glue of $0.4 million each. We estimate that the weaker Euro during the nine months ended September 30, 2019 decreased our net sales by $1.6 million in EMEA as compared to the nine months ended September 30, 2018.

Asia/Pacific Rim (“APAC”) net sales increased $0.6 million, or 43% for the three months ended September 30, 2019 as compared to September 30, 2018. Sales of embolectomy catheters increased $0.3 million and anastomotic clips increased by $0.2 million (the latter in part because of a product return in the 2018 period). For the nine months ended September 30, 2019, sales in APAC increased $1.4 million, or 30%, also driven mainly by higher sales of embolectomy catheters of $0.8 million and anastomotic clips of $0.3 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2019	2018	Change	change	2019	2018	Change	change
	($ in thousands)				($ in thousands)
Gross profit	$20,166	$17,255	$2,911	17%	$59,945	$54,721	$5,224	10%

Gross margin	69.3%	71.4%	(2.1%)	*	68.9%	70.9%	(2.0%)	*

*Not applicable

Gross Profit. Gross profit increased $2.9 million to $20.2 million for the three months ended September 30, 2019, while gross margin decreased 210 basis points to 69.3% in the period. For the nine months ended September 30, 2019, gross profit increased by $5.2 million to $59.9 million, while gross margin decreased 200 basis points to 68.9%. In both comparative periods the increase in gross profit was driven by higher sales in the current period. The decrease in gross margin for both comparative periods was primarily driven by the recently-acquired Syntel and Python embolectomy catheters as well as the recently acquired Cardial products, all of which carry a lower gross margin than many of our other product lines. In the first quarter of 2018, we were also still selling our higher gross margin Reddick and Reddick-Saye products, which we divested early in the second quarter of 2018. The impact of these gross margin decreases was partly offset by lower manufacturing costs of certain of our offerings, in particular allografts.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2019	2018	$ Change	change	2019	2018	$ Change	change

Sales and marketing	$7,429	$6,622	$807	12%	$22,887	$20,504	$2,383	12%
General and administrative	4,551	3,983	568	14%	14,026	13,227	799	6%
Research and development	2,281	2,037	244	12%	6,777	5,850	927	16%
(Gain) loss on divestitures	-	-	-	*	-	(5,876)	5,876	(100%)
Total	$14,261	$12,642	$1,619	13%	$43,690	$33,705	$9,985	30%

	Three months ended September 30,			Nine months ended September 30,
	2019	2018		2019	2018
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	26%	27%	(1%)	26%	27%	(1%)
General and administrative	16%	16%	0%	16%	17%	(1%)
Research and development	8%	8%	0%	8%	8%	0%
(Gain) loss on divestitures	0%	0%	0%	0%	-8%	8%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2019, sales and marketing expense increased 12% to $7.4 million. The increase was driven mainly by higher personnel costs, including salaries, recruiting and travel expenses associated with expanding the sales force. As a percentage of net sales, sales and marketing expense decreased to 26% in the three months ended September 30, 2019 from 27% in the prior period. For the nine months ended September 30, 2019, sales and marketing expense increased 12% to $22.9 million. The increase was driven mainly by higher personnel costs including compensation, travel and training. We also had higher costs due to the implementation of Salesforce customer relationship software. As a percentage of sales, sales and marketing expense decreased to 26% for the nine months ended September 30, 2019 from 27% in the prior period.

General and administrative. For the three months ended September 30, 2019, general and administrative expense increased 14% to $4.6 million as compared to the three months ended September 30, 2018. The increase was primarily due to higher acquisition-related costs of $0.5 million, including amortization of intangible assets as well as higher legal and consulting. As a percentage of sales, general and administrative expense was unchanged at 16%. For the nine months ended September 30, 2019, general and administrative expense increased 6% to $14.0 million. The increase was again driven by higher acquisition-related costs as well as bad debt expense and other costs. As a percentage of sales, general and administrative expense was 16% for the nine months ended September 30, 2019 versus 17% for the nine months ended September 30, 2018.

Research and development. For the three months ended September 30, 2019, research and development expense increased 12% to $2.3 million.  For the nine months ended September 30, 2019, research and development expense increased 16% to $6.8 million. In both periods, the increase was primarily related to product development towards new versions of our biologic vascular patches and powered phlebectomy devices, as well as testing related to our biologic product offerings, including the transfer of production of our Omniflow biologic vascular grafts to Burlington.  We also had higher regulatory costs associated with compliance with new medical device regulation (MDR) requirements and maintenance of our CE mark certifications in the EU. As a percentage of sales, research and development expense was unchanged at 8% for the three and nine-month periods ended September 30, 2019 and September 30, 2018.

Income tax expense. We recorded a tax provision of $0.7 million on pre-tax income of $5.9 million for the three months ended September 30, 2019, compared to a $0.4 million tax provision on pre-tax income of $4.7 million for the three months ended September 30, 2018. We recorded a tax provision of $3.2 million on pre-tax income of $16.5 million for the nine months ended September 30, 2019, compared to $4.3 million on pre-tax income of $21.2 million for the nine months ended September 30, 2018. Our effective income tax rate was 12.0% and 19.2% for the three and nine month periods ended September 30, 2019, respectively. Our tax expense for the current period is based on an estimated annual effective tax rate of 26.3%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 8.8% and 20.2% for the three and nine month periods ended September 30, 2018, respectively. Our 2018 provision was based on the estimated annual effective tax rate of 25.1%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2018 varied from the statutory rate mainly due to certain permanent items, offset by lower statutory rates from our foreign entities and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of September 30, 2019, we have provided a valuation allowance of $1.3 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At September 30, 2019, our cash and cash equivalents were $11.7 million as compared to $26.3 million at December 31, 2018. We also had $33.2 million in a short-term managed income mutual fund investment as of September 30, 2019 compared to $21.7 million as of December 31, 2018. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $3.7 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

We recognized operating income of $16.5 million for the nine months ended September 30, 2019. For the year ended December 31, 2018, we had operating income of $28.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On October 21, 2019, our Board of Directors approved a quarterly cash dividend on our common stock of $0.085 per share payable on December 5, 2019, to stockholders of record at the close of business November 20, 2019, which will total approximately $1.7 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2019	2018	Net Change
Cash and cash equivalents	$11,719	$20,104	$(8,385)

Cash flows provided by (used in):
Operating activities	$8,585	$12,935	$(4,350)
Investing activities	(20,554)	(8,312)	(12,242)
Financing activities	(2,402)	(3,113)	711

Net cash provided by operating activities. Net cash provided by operating activities was $8.6 million for the nine months ended September 30, 2019, consisting of $13.3 million in net income, adjustments for non-cash or non-operating items of $7.1 million (including primarily depreciation and amortization of $4.0 million, stock-based compensation of $2.1 million, and provisions for inventory write-offs and doubtful accounts of $0.5 million and $0.3 million, respectively) and also a net use of working capital of $11.8 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $9.6 million, a decrease in accounts payable and other liabilities of $2.0 million and an increase in prepaid and other current assets of $0.4 million. These cash uses were offset by a decrease in accounts receivable of $0.3 million.

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

Net cash used in investing activities. Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2019, including net purchases and redemptions of marketable securities of $11.4 million, a payment for the acquisition of the Tru-incise valve cutter business in the United States of $6.8 million, and expenditures on property and equipment of $2.4 million.

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

Net cash used in financing activities. Net cash used financing activities was $2.4 million for the nine months ended September 30, 2019, consisting primarily of dividend payments of $5.0 million and deferred payments for acquisitions of less than $0.1 million, offset in part by proceeds from stock option exercises of $2.7 million net of shares repurchased to cover employee payroll taxes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. With the exception of the adoption, effective January 1, 2019, of Accounting Standards Update No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements, discussed in Note 1 to this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the nine months ended September 30, 2019. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2019 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of October 31, 2019, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

When we acquire a product line, we often enter into an agreement with the seller of the product line for a period of one to three years for the supply of acquired product until we can transition product manufacture to our facilities. Those arrangements are always sole source supply arrangements with a supplier that has determined to divest the product it is manufacturing. As a result, the supplier may not allocate sufficient resources to the manufacture of our product in favor of dedicating resources to its remaining business. Additionally, there is significant supply risk if the supplier does not have the financial means to continue to supply product. For example, in the case of our acquisition of the CardioCel and VascuCel biologic patches, Admedus Ltd and its affiliates have agreed to continue to supply those products to us for up to three years. For the year ended December 31, 2018, Admedus Ltd reported revenue from continuing operations of AU$25.6 million and a loss before income tax from continuing operations of AU$24.7 million, and for the six months ended June 30, 2019, Admedus Ltd reported revenue from continuing operations of AU$10.7 million and a loss before income tax from continuing operations of AU$11.9 million.  If Admedus fails to meet its obligations under the supply agreement on a timely basis or at all, then we may experience interruptions in our supply of the acquired products or we may not receive a future supply of the acquired products until we establish manufacturing in our own facilities. If we do not have sufficient supply of an acquired product, this could lead to loss of sales, customer dissatisfaction and damage to our reputation, and our financial condition or results of operations could be harmed.

There are relatively few, or in some cases no, alternative, validated sources of supply for these materials and products. We do not always have supply agreements in place with suppliers, instead placing orders on an as-needed basis. At any time, these suppliers could discontinue or become incapable of the manufacture or supply of these materials or products on acceptable terms or otherwise. We do not ordinarily carry a significant inventory of these materials and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain replacement suppliers would interrupt our ability to manufacture our products and result in production delays and increased costs, and may limit our ability to deliver products to our customers. This could lead to loss of sales and customers, and our financial condition or results of operations could be harmed.

CardioCel is sold to a different call point from that of most of our product lines, and we may not be successful in selling to that call point.

Historically, the majority of sales of CardioCel have been to pediatric cardiac surgeons, a call point that is different from our main call point focus. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery. As a result, our sales representatives make sales calls predominantly to vascular surgeons and to a lesser extent, cardiac and neuro surgeons. Our success in selling CardioCel will depend, in part, on our sales representatives devoting a portion of their time to making sales calls to, and establishing relationships with, pediatric cardiac surgeons. If they do not undertake these activities or are unsuccessful in doing so, then this could lead to the loss of sales and customers of CardioCel, and our financial condition or results of operations could be harmed. Most of our product lines are used in vascular procedures and as a result, our sales representatives can cross-sell a significant portion of our product portfolio to vascular surgeons.  Cross-selling opportunities to pediatric cardiac surgeons will be limited. Additionally, if our sales representatives spend less time focused on sales of our other product lines to vascular surgeons, the sales of those products could decrease, and our financial condition or results of operations could be harmed.

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

Our products are regulated in the European Union (EU) under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity to the essential requirements of the MDD, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity.  We have received CE mark certifications to sell nearly all of our products, though currently there is a lapse in our CE mark certifications for most of our products due to one of our Notified Bodies abandoning all services related to the MDD.  On June 13, 2019, the Notified Body that issued the majority of our CE mark certifications, Lloyd's Register Quality Assurance or LRQA, notified its clients that it would cease providing all Notified Body services relating to the MDD to all clients, including us, as of September 12, 2019, which date was subsequently extended to September 30, 2019.  As a result, all LRQA-issued CE mark certifications, unless earlier transferred to a new Notified Body, would lapse as of such date.  Prior to receipt of such notice, we had begun transitioning our CE mark certifications to a new Notified Body, TUV SUD.  However, TUV SUD was unable to complete all work necessary to reissue our CE mark certifications by September 30, 2019.  Under the MDD, only product placed on the European market at our European subsidiary prior to September 30, 2019 is eligible for sale to EU countries.  As a result, prior to September 30, 2019, we manufactured and shipped inventory in amounts that for most products we believe would be sufficient to supply our EU customers while we await reissuance of the CE mark certifications by TUV SUD. We expect reissuance of the CE mark certifications by the end of 2019 for the majority of our products, and until such time, we expect to continue selling product from our inventory reserves already placed on the market in the EU prior to September 30, 2019.  However, we do not expect reissuance of our CE mark certifications for four of our products, Anastoclip AC closure systems, Anastoclip GC closure systems, Flexcel carotid shunts and LifeSpan ePTFE vascular grafts, until Q4 2020.  These products comprised approximately 5% of our sales in the EU for the nine months ended September 30, 2019. We expect that the inventory of such products held by our European subsidiary will only be sufficient to supply our customers for approximately nine months from the date hereof, based on historical sales, and as a result, we may go into backorder for some of the catalog numbers of these four products until the CE mark certifications for such products are reissued.   If the reissuance of our CE marks for any of our products is materially delayed or withheld, our revenues could be impacted and our business could be harmed.

In April 2017, the EU adopted new regulations for medical devices (MDR), which replace the MDD and apply after a three year transition period. Our products will be subject to the MDR, which require all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As our Notified Bodies start to transition from MDD to MDR, they have begun to impose more rigorous requirements on us in order to obtain approval to renew the CE marks on certain of our products. For example, we have been informed by BSI, our Notified Body for the product lines manufactured in our Saint-Etienne, France facility, that they require more clinical data for three of the four product lines for the continuance of the CE mark certifications and the upcoming MDR certifications for such devices. If we fail to obtain sufficient clinical data for these products, our current CE marks may be suspended or not issued in a timely manner or at all, and future sales of those products could be adversely impacted.  Additionally, if we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

Separately, BSI has informed us that we must reapply for CE mark certifications for all four devices manufactured in our Saint-Etienne, France facility using the corporate name of our subsidiary that manufactures those devices.  During the pendency of the reapplication process, which could take up to five months, our CE mark certifications for such products will lapse.  The inventory of such products held by our European subsidiary will only be sufficient to supply our customers for approximately seven months from the date hereof, based on historical sales.   If the reissuance of our CE marks for those products is materially delayed or withheld, our revenues could be impacted and our business could be harmed.

There can be no assurance that we will be able to obtain or maintain CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. If we fail to obtain new CE marks on our products in a timely manner, or at all, future sales of our products could be adversely impacted.

Maintaining a CE mark is contingent upon our continued compliance with applicable European medical device requirements, including limitations on advertising and promotion of medical devices and requirements governing the handling of adverse events. As discussed above, there can be no assurance that we will be successful in maintaining the CE mark for any of our current products. In particular, adverse event reporting requirements in the EU mandate that we report incidents which led or could have led to death or serious deterioration in health. Under certain circumstances, we could be required to or could voluntarily initiate a recall or removal of our product from the market in order to address product deficiencies or malfunctions. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

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

Our manufacturing facilities are subject to periodic inspection by numerous regulatory authorities, including governmental agencies and Notified Bodies, and we must demonstrate compliance with their applicable medical devices regulations. Our most recent inspections were as follows:

Facility	Agency	Jurisdiction	Date
Burlington	U.S. FDA	United States	August 2017
Canada	Health Canada	Canada	August 2017
Australia	Therapeutic Goods Administration (TGA)	Australia	September 2017
Australia	Brazil (ANVISA)	Brazil	October 2017
Fox River Grove	AATB	Worldwide	January 2018
Fox River Grove	U.S. FDA	United States	January 2018
Burlington	Notified Body (LRQA)	Europe	January 2018
Australia	Notified Body (TUV Rheinland)	Europe	January 2018
Burlington	Notified Body (LRQA)	United States Medical Device Single Audit Program	October 2018
Burlington	Notified Body (LRQA)	Europe	November 2018
Australia	Notified Body (TUV Rheinland)	Europe	November 2018
Australia	Therapeutic Goods Administration (TGA)	Australia	December 2018
Burlington	Notified Body (LRQA)	Europe	December 2018
Burlington	Korean FDA	Korea	January 2019
Tokyo	Tokyo Metropolitan Government	Japan	February 2019
Australia	Notified Body (TUV Rheinland)	Europe	June 2019
Saint-Etienne	Notified Body (BSI)	Europe	October 2019

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
July 1, 2019 through July 31, 2019	12,859	$32.87	N/A	N/A
August 1, 2019 through August 31, 2019	-	-	N/A	N/A
September 1, 2019 through September 30, 2019	-	-	N/A	N/A
Total	12,859	$32.87	N/A	N/A

(1) For the three months ended September 30, 2019, we repurchased 12,859 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2019.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director