Form 10-K
period 2019-12-31
LEMAITRE VASCULAR INC
filed 2020-03-12
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33092

LEMAITRE VASCULAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2825458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Second Avenue, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 781-221-2266

Securities registered under Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, $0.01 par value per share	LMAT	The Nasdaq Global Market

 Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $261,775,368 computed by reference to the last reported sale price of $27.98 per share as reported by The Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

At March 2, 2020, the registrant had 20,178,506 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2019 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties, particularly risks related to the regulatory environment, our common stock, fluctuations in our quarterly and annual results, our ability to successfully integrate acquisitions into our business, and risks related to our business and industry generally, such as risks inherent in the process of developing and commercializing products and services that are safe and effective for use in the peripheral vascular disease market. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. No forward-looking statement can be guaranteed and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or terminations of distribution arrangements that we may make. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Cardial, CardioCel, Dialine, Eze-Sit, Glow ‘N Tell, InvisiGrip, LeMaitre Valvulotome, LeverEdge, LifeSpan, MollRing Cutter, Omniflow, ProcCol, Pruitt, Pruitt F3, Pruitt-Inahara, Python, Reddick, RestoreFlow, Syntel, VascuCel, VascuTape, TRIVEX, Wovex, XenoSure, and the LeMaitre Vascular logo are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AlboSure, Chevalier, DuraSure, EndoRE, Flexcel, MultiTASC, Periscope, and PeriVu are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and other specialties such as cardiac surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons, and includes the LeMaitre valvulotome, the XenoSure biologic patch, the Pruitt F3 carotid shunt, VascuTape radiopaque tape, and Syntel embolectomy catheters. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and Asia/Pacific Rim. We estimate that the annual worldwide market that our core product lines address is approximately $900 million.

We sell our products and services primarily through a direct sales force. As of December 31, 2019 our sales force was comprised of 112 sales representatives in North America, Europe and Asia/Pacific Rim, including three export managers, one in each of the three geographic regions. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with additional European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, with additional Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and North Melbourne, Australia. During the years ended December 31, 2019 and 2018, approximately 94% and 95%, respectively, of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors.

The Peripheral Vascular Disease Market

Based on industry statistics, we estimate that peripheral vascular disease affects more than 200 million people worldwide and that the annual worldwide market for all peripheral vascular devices exceeds $5 billion. The disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms, or organs other than the heart become narrowed, obstructed, weakened, or otherwise compromised. In many cases peripheral vascular disease goes undetected, sometimes leading to life-threatening events including stroke, ruptured aneurysm, pulmonary embolism or death. We believe that the peripheral vascular disease market will grow due to the increase in the incidence and diagnosis rates of peripheral vascular disease, a shift by doctors to using higher-priced endovascular devices, and the adoption of western healthcare standards in the developing world. Clinical studies have identified several factors that increase the risk of peripheral vascular disease, including smoking, diabetes, obesity, high blood pressure, lack of exercise, coronary artery disease, high cholesterol, and being over the age of 65. Demographic trends suggest an increase in the prevalence of peripheral vascular disease over time, driven primarily by rising levels of obesity and diabetes and an aging population. We believe that our strong brands, established sales force, evolving suite of peripheral vascular device offerings, and broad network of vascular surgeon customers position us to capture an increasing share of this large and growing market.

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 17,000 vascular surgeons worldwide, including 2,800 board-certified vascular surgeons and several thousand general surgeons who perform vascular procedures in the United States, as well as more than 3,000 vascular surgeons in Europe and Asia/Pacific Rim. In contrast to other medical specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both open vascular surgeries and endovascular procedures. Open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging. We estimate that in 2019, over 90% of our net sales were from devices used in open vascular procedures.

Our Business Strategies

We have grown our business by using a three-pronged strategy: focusing on the vascular surgeon call point, competing for sales in low rivalry niche markets, and expanding our growth platform through our worldwide direct sales force as well as acquiring and developing complementary vascular devices.

•

Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2019 approximately 84% of our sales were to hospitals for use by vascular surgeons. As vascular surgeons are typically positioned to perform both open vascular surgeries and endovascular procedures, we sell devices in both the open and endovascular markets to the same end user. More recently we have begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons and neurosurgeons.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche product and services segments. We believe that the relative lack of competitive focus on these segments by larger competitors, as well as the differentiated features and consistent quality of our products, enable higher selling prices and market share gains. In recent years we have also sought to sell complementary offerings into larger, more competitive market segments, particularly when we believe that our offerings in those segments are differentiated, such as the Omniflow II biosynthetic graft or the RestoreFlow human tissue cryopreservation services.

•

Direct sales force expansion, and the addition of complementary products through acquisitions and research and development. We sell our products primarily through a direct sales force in North America, Europe and Asia/Pacific Rim. Since 1998, we have built our sales force from zero to 112 direct sales representatives, including three export managers. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we sell our products through distributors. For the year ended December 31, 2019, approximately 94% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms. We believe our experience acquiring and integrating product lines and businesses is one of our competitive advantages. We evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new segments and geographies in order to further access the broader peripheral vascular device market and select other markets.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the LeMaitre Valvulotome. Through a combination of strategic acquisitions and research and development efforts, we have expanded to 15 product lines. We have completed 23 acquisitions of complementary products since 1998:

Year	Acquisition	Key Product(s) and Services
1998	Whittaker Screen Printing	Radiopaque tape manufacturing operations
1999	Vermed	Embolectomy catheters
2001	Ideas for Medicine	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Polycarbonate grafts
2004	VCS Clip	Vessel closure systems
2005	Endomed	Stent grafts
2007	Vascular Innovations	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon	Stent graft modeling catheters
2007	Biomateriali	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic patches
2013	Clinical Instruments	Carotid shunts and embolectomy catheters
2013	TRIVEX	Powered phlebectomy system
2014	Xenotis Pty Ltd	Biosynthetic grafts
2014	PeriVu	Angioscopes
2015	Tru-Incise (Eze-Sit) OUS	Valve cutters
2016	ProCol	Biologic grafts
2016	RestoreFlow	Human tissue cryopreservation services
2018	Syntel and Python	Embolectomy catheters
2018	Cardial	Polyester grafts, valvulotomes, surgical glue
2019	Tru-Incise (Eze-Sit) US	Valve cutters
2019	CardioCel and VascuCel	Biologic patches

We have relocated the manufacturing operations associated with 15 of our 23 acquisitions to our Burlington, Massachusetts headquarters and we continue to look at ways to make our operations more efficient. We purchase remote endarterectomy devices and powered phlebectomy systems from third parties. The manufacture of our biosynthetic vascular grafts take place in our North Melbourne, Australia facility and the human tissue processing and cryopreservation operations associated with RestoreFlow allografts take place in our Fox River Grove, Illinois facility. The manufacture of our Cardial devices takes place in our Saint-Etienne, France facility. We purchase our CardioCel and VascuCel patches from Admedus Ltd in Toowong, Australia.

Our Products and Services

We have a portfolio of 15 product lines, most of which are designed to treat vascular disease, and most of which are designed for use in open vascular surgery. We also provide services related to the processing and cryopreservation of human vascular tissue. Our products and services address various anatomical areas including the carotid arteries, lower extremities, upper extremities, aorta and other areas. In 2019, the lower extremities product lines and services were 51% of revenues, the carotid artery product lines comprised 31% of revenues, and other areas combined were 18%. In 2018, the lower extremities product lines and services were 51% of revenues, the carotid artery product lines comprised 34% of revenues, and other areas combined were 15%. In 2017, the lower extremities product lines and services were 51% of revenues, the carotid artery product lines comprised 32% of revenues, and other areas combined were 17%. No single product line accounted for more than 25% of our revenues in 2019, 2018 or 2017.

Of our 15 product offerings, six are biologic devices that are implanted in the patient, and one is the service of processing and cryopreserving human tissue for implantation into the patient. These offerings include the XenoSure patch (bovine pericardium), CardioCel and VascuCel bio-scaffold patches (bovine pericardium), ProCol graft (bovine mesenteric vein), Omniflow II biosynthetic graft (ovine tissue and synthetic mesh), surgical glue (porcine gelatin) and the RestoreFlow Allograft cryopreserved graft (human tissue). As a percentage of sales, these biologic product lines represented 35% in 2019, 36% in 2018, and 34% in 2017.

Angioscopes

The PeriVu Disposable Angioscope is a fiberoptic catheter used for viewing the lumen of a blood vessel. It also provides direct visualization of valves during in-situ bypass procedures.

Balloon Catheters for Embolectomy, Thrombectomy, Occlusion and Perfusion

Our LeMaitre and Syntel lines of embolectomy catheters are used to remove blood clots from arteries or veins. We sell single-lumen latex and latex-free embolectomy catheters as well as dual-lumen latex and latex-free embolectomy catheters. The dual-lumen embolectomy catheters enable clot removal and simultaneous irrigation or guide-wire trackability. Our Syntel thrombectomy catheter features a silicone balloon and is designed for removing thrombi in the venous system. Occlusion catheters temporarily occlude blood flow to allow the vascular surgeon time and space to complete a given procedure. Perfusion catheters temporarily perfuse blood and other fluids into the vasculature. Our Pruitt line of occlusion and perfusion catheters reduces vessel trauma by using internal balloon fixation rather than traditional external clamp fixation.

Carotid Shunts

Our Pruitt F3, Pruitt F3-S, Pruitt-Inahara and Flexcel carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque from the carotid artery in a carotid endarterectomy surgery. Our Pruitt F3, Pruitt F3-S and Pruitt-Inahara shunts feature internal balloon fixation rather than traditional external clamp fixation, reducing vessel trauma. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer to shunt with external clamp fixation.

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

Valvulotomes

Our valvulotomes cut valves in the saphenous vein, a vein that runs from the foot to the groin, so the vein can function as an artery to carry blood past diseased arteries to the lower leg or the foot. We believe our valvulotomes reduce costs for hospitals by enabling bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing the length of hospital stays and the likelihood of wound complications.

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

Our Omniflow II biosynthetic vascular graft is a composite of cross-linked ovine collagen with a polyester mesh endoskeleton. It is used to bypass or replace diseased leg arteries and to create dialysis access sites. This device is not currently available in the United States.

Our ProCol biologic graft is a bovine mesenteric vein used for dialysis access in patients with a previously-failed synthetic graft. Currently we distribute these grafts in the United States.

Through our RestoreFlow allograft business, we provide human tissue cryopreservation services, in particular the processing and cryopreservation of veins and arteries. Our RestoreFlow allografts are cryopreserved human tissue grafts, including saphenous veins, femoral veins and arteries, aortoiliac arteries and aortic and pulmonary valved conduits. These allografts are used in a variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections. Currently we offer these cryopreservation services in the United States and Canada.

Vascular and Cardiac Patches

Our XenoSure biologic patches are made from bovine pericardium, and is used primarily for closure of vessels after surgical intervention. Our AlboSure Vascular Patch is a polyester patch used primarily for vessel closure after surgical intervention.

Our VascuCel and CardioCel biologic patches are acellular, collagen bioscaffolds with optimized biocompatibility and zero aldehyde toxicity. These patches are used in vessel repair as well as heart repair and reconstruction, including more intricate neonatal repairs.

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

Sales and Marketing

As of December 31, 2019, we employed 112 field sales representatives, including three export managers. We believe the expansion of our sales force since 1998 has been a key success factor, and it remains one of our primary long-term strategies. Over 94% of net sales occurred in territories in which we employ field sales representatives.

Outside our direct markets, we generally sell our products through country-specific distributors, such as South Korea, Russia and Brazil.

In addition, we engage in direct marketing efforts, including direct mail and exhibitions at medical congresses, which we believe are important to our brand development. We believe that direct marketing allows us to market to vascular surgeons who are beyond the reach of our direct sales force.

We also provide training to our vascular surgeon customers on specific vascular surgery procedures including in situ or peripheral bypass, carotid endarterectomy and interrupted anastomosis. More recently we initiated a general surgical skills training program targeted to less experienced doctors as a way to introduce them to our product offerings.

Research and Development

Our research and development activities have historically focused on developing enhancements and extensions to our existing product lines. In 2018, our efforts were primarily focused on expanding and enhancing our biologic product lines including XenoSure and Omniflow II, and the integration of our ProCol manufacturing into our Burlington facility. We also introduced quality-based improvements to the design of the LeMaitre valvulotome as well as our powered phlebectomy system, TRIVEX. In 2019, our focus remained on biologic products, launching a biologic dural patch for use in open neuro-surgery procedures, and the integration of Omniflow II manufacturing into our Burlington facility. In addition, we undertook a project to begin distribution of cardiac allografts for use in pediatric and adult cardiac replacement and repair. Finally, we continued development on a next-generation powered phlebectomy system.

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

Our regulatory and clinical efforts have historically been focused largely on obtaining and maintaining regulatory approvals in geographies worldwide. In the past we have not conducted clinical trials as we have generally acquired product lines with regulatory approvals already established. In addition, we preferred to avoid the time, expense and risk associated with initiating clinical trials. However, increasing regulatory requirements in many geographies has resulted in the need for more clinical and non-clinical (i.e., animal) testing.  As such, this component of our research and development spending has increased in recent years. In 2017 we initiated a clinical trial in an effort to obtain the approval of our XenoSure device in China. The trial requires the enrollment of 325 patients and we expect to complete the trial in 2020 and make our submission to the Chinese National Medical Products Administration (NMPA) in 2021.

In 2017 the EU adopted new regulations for medical devices (MDR), which replace the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD) and apply after a three year transition period ending on May 26, 2020. After this date, our MDD certificates will remain valid until their expiration dates, which range from May 2020 to May 2024.  Our products will then be subject to the MDR, which require all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. Going forward, we expect a significant portion of our regulatory and clinical time and expenses to be devoted to this transition.

Manufacturing and Processing

Our primary manufacturing facilities are located in Burlington, Massachusetts, where most of our products are produced. We also have facilities in North Melbourne, Australia, where our Omniflow II product line is currently produced, Saint-Etienne, France where our Wovex and Dialine grafts, Chevalier valvulotomes and surgical glue are produced, and Fox River Grove, Illinois where RestoreFlow allografts are processed, cryopreserved, stored and distributed.

We typically integrate manufacturing of the newly acquired lines into our Burlington operations. However, our TRIVEX, EndoRE, CardioCel and VascuCel, and selected embolectomy catheters are currently manufactured by third parties. We completed a renovation of our manufacturing facility in Burlington in 2017 and in 2018 moved our ProCol biologic grafts into the space. In 2019 we completed the expansion of our biologic cleanroom in order to transfer the manufacturing of our Omniflow II biosynthetic graft from our North Melbourne, Australia facility. We expect the transfer to be completed in 2020. In 2018, we initiated a project to transfer the manufacturing of the embolectomy business assets we acquired from Applied Medical. We expect this transfer to be completed in 2020. In 2019 we leased a fifth Burlington building which will allow continued expansion of our manufacturing footprint.

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

Our management information systems provide us with the ability to evaluate our performance, collect business intelligence, and make better strategic decisions. These systems include customer relationship management, order entry, invoicing, on-line inventory management, lot traceability, purchasing, shop floor control, and shipping and distribution analysis, as well as various accounting-oriented functions. During day-to-day operations, these systems enable us to track our products from order inception through the manufacturing process and then ultimately through delivery of the product to the customer.

We purchase components from, and have certain product lines manufactured by, third parties. Most of our components are readily available from several supply sources, but we do rely on single- and limited-source suppliers for several of our key product components and our third-party-manufactured products, most notably the purchase of CardioCel and VascuCel devices from Admedus Ltd. located in Toowong, Australia. While we do have a contractual arrangement with Admedus, we do not have contractual arrangements with many of our suppliers and manufacturers, and we order our supplies and products on an as-needed basis. There are relatively few, or in some cases no, alternative, validated sources of supply for these supplies, products and components. At any time, our suppliers could discontinue or become incapable of the manufacture or supply of these materials on acceptable terms or otherwise. We do not ordinarily carry a significant inventory of these supplies, products and components and identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. To date, we have not experienced any significant supply disruptions from existing sources of supplies, products and components, but there is no guarantee that we will not experience such disruptions in the future.

Our Burlington, North Melbourne and Saint-Etienne manufacturing facilities have been certified to ISO 13485 quality management system standards, which enables us to satisfy certain regulatory requirements of the EU, Canada, and other foreign jurisdictions. Our Fox River Grove, Illinois facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation and licensed by certain state agencies. Our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and Notified Bodies (described below) to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” for further information. In August 2017, our Burlington facilities were audited by the U.S. Food and Drug Administration (FDA), and in January 2018, we underwent inspections by our European Notified Body, LRQA. In February 2018, our Fox River Grove facility was inspected by the FDA, and our North Melbourne operations were inspected by our notified body, TUV Rheinland. In February 2019, our Burlington facilities were audited by the Korean Ministry of Food and Drug Safety, and in March 2019, our Burlington facilities were audited under the Medical Device Single Audit Program (MDSAP) which covers routine inspection requirements for the United States, Canada, Japan, Australia and Brazil. The results of these inspections were satisfactory.

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

The success of our products relies on effective service support as well as superior product technology, quality, product and service availability, reliability, ease of use, cost-effectiveness, physician familiarity, and brand recognition. While we also compete on the basis of price, our products that are more technologically advanced than those of our competitors are sometimes sold at higher prices than our competitors. We believe that our continued success will depend on our ability to broaden and optimize our direct sales channel, acquire or develop additional complementary vascular devices, obtain regulatory and reimbursement approvals, maintain sufficient inventory, and retain skilled personnel. We also compete on the basis of procedure type. The treatment of peripheral vascular disease has experienced a shift from open vascular surgery towards minimally invasive endovascular procedures, and most of our products are used primarily in open vascular surgery. Our ability to compete effectively relies on keeping pace with existing or new product and technology offerings in the vascular device market, and the minimally invasive endovascular procedure segment in particular.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain of these competitors are able to manufacture at lower costs and may therefore offer comparable products at lower prices, especially commodity products such as polyester and ePTFE vascular grafts. Certain of these competitors may also have greater experience in developing and improving products, obtaining regulatory approvals, and manufacturing and marketing such products. In the case of allografts, certain competitors may have an advantage in sourcing tissue due to higher volume purchases and longer term relationships with tissue procurement organizations. Additionally, some of our competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization before us, any of which could materially adversely affect our business.

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of trade secret laws, patents, trademarks and confidentiality and invention assignment agreements to protect our intellectual property rights.

We maintain and license patents in the United States, Europe and other strategic locations relating to various aspects of certain of our products and/or manufacturing processes. The majority of our issued U.S. patents are set to expire at various times from 2020 to 2032.

Generally, for products that we believe are appropriate for patent protection, we will attempt to obtain patents in the United States and key markets of the EU. However, depending on circumstances, we may not apply for patents in all or any of those jurisdictions.

We manufacture, market, and sell our Periscope Dissector product pursuant to a license agreement with a third-party, which requires us to pay a royalty, determined as a percentage of our net sales for the underlying product. If we fail to make the required payments or otherwise fail to observe the terms of the license agreement, we may lose our ability to sell these products. We previously had similar license arrangements for our LifeSpan and TRIVEX product lines but these arrangements ended during 2019.

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

•	annual manufacturing establishment registration and device listing with the FDA;
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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. The most recent FDA inspection of our Burlington facility was in August 2017, and our MDSAP was in March 2019, the results of which were satisfactory. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

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

United States Regulation of Human Tissue

FDA

Our allografts are subject to extensive regulation by the FDA under Title 21 of the Code of Federal Regulations, Part 1271 (Human Cells, Tissues, and Cellular and Tissue-Based Products). These regulations were promulgated under Section 361 of the Public Health Service Act, which authorized the FDA to issue regulations to prevent the spread of communicable disease. Under these regulations, the FDA requires registration of establishments that process human cells, tissues, and cellular and tissue-based products. These FDA regulations also establish donor-eligibility criteria, current good tissue practice and other procedures to prevent the introduction, transmission, and spread of communicable diseases by such products, including through donor screening and testing. Our Fox River Grove, Illinois facility and our Burlington, Massachusetts facility are both registered with the FDA’s Center for Biologics Evaluation and Research as required by the regulations. The regulations also provide for the inspection of tissue establishments by the FDA. The FDA most recently inspected our Fox River Grove, Illinois facility in January 2018 and the results of that inspection were satisfactory. In the event of non-compliance with these regulations, the FDA may issue a warning letter, order the recall and/or destruction of tissues and/or order the suspension or cessation of processing and preservation of new tissues.

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

Non-U.S. Regulation of Medical Devices

Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. The EU has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling, and adverse event reporting, including the Medical Devices Directive (93/42/EEC) (the MDD), which is applicable to our products. Devices that comply with the requirements of the MDD are entitled to bear a CE mark, indicating that the device conforms with the essential requirements of the applicable directive and can be commercially distributed in countries that are members of the EU, as well as Iceland, Lichtenstein, Norway, Turkey and Switzerland. Each member state of the EU has implemented the directives into its respective national law and has each established a “Competent Authority” to apply the directive in its territory.

The MDD defines a classification system placing devices into Class I, IIa, IIb, or III, depending on the risks and characteristics of the medical device. The MDD also defines the essential requirements that devices must meet before being placed on the market, establishes assessment procedures for approving a device for marketing, and creates mechanisms for national authorities to manage implementation or to intervene when public health requires. Essential requirements include manufacturing, design, performance, labeling, and safety requirements, and may include providing certain clinical data. These requirements vary based on the type of the device and other related factors.

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

The European medical device laws also address the advertising and promotion of medical devices, clinical investigations, and requirements for handling adverse events. Post-market surveillance of medical devices in the EU is generally conducted on a country-by-country basis; however, the MDD sets forth certain specific requirements for reporting adverse events. The Medical Device Vigilance system is the mechanism by which adverse event reporting is managed and monitored in the EU.

Our products are regulated in the EU under the MDD. In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity to the essential requirements of the MDD. We have received CE mark certifications to sell nearly all of our products, though currently there is a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning all services related to the MDD. On June 13, 2019, the Notified Body that issued the majority of our CE mark certifications, Lloyd's Register Quality Assurance or LRQA, notified its clients that it would cease providing all Notified Body services relating to the MDD to all clients, including us, as of September 12, 2019, which date was subsequently extended to September 30, 2019. As a result, all LRQA-issued CE mark certifications, unless earlier transferred to a new Notified Body, would lapse as of such date. Prior to receipt of such notice, we had begun transitioning our CE mark certifications to a new Notified Body, TUV SUD. However, TUV SUD was unable to complete all work necessary to reissue our CE mark certifications by September 30, 2019. Under the MDD, only product placed on the European market at our European subsidiary prior to September 30, 2019 is eligible for sale to EU countries. As a result, prior to September 30, 2019, we manufactured and shipped inventory in amounts that for most products we believe would be sufficient to supply our EU customers while we await reissuance of the CE mark certifications by TUV SUD. CE mark certifications were reissued in February 2020 for many of our products. For some products for which CE marks have not yet been reissued, we expect to continue selling product from our inventory reserves already placed on the market in the EU prior to September 30, 2019. However, we do not expect reissuance of our CE mark certifications 1) for XenoSure or AlboGraft until Q2 2020, 2) for Anastoclip AC closure systems, Anastoclip GC closure systems, Flexcel carotid shunts, and LifeSpan ePTFE vascular grafts until Q4 2020 and 3) for AlboSure vascular patches until Q4 2021. We expect that the inventory of such products held by our European subsidiary will start to go into backorder in Q1 2020.

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

The United Kingdom (U.K.) left the EU on January 31, 2020, which is commonly referred to as “Brexit”. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020. During this time, we must register and fulfill new regulatory requirements for continued sales of products in the U.K. beginning on January 1, 2021. If our efforts to obtain new regulatory approval in the U.K. is materially delayed or denied, we may be required to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU and our future sales may be impacted. We opened our Hereford, England office in 2019 largely in response to Brexit.

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

In Japan, the Ministry of Health, Labor and Welfare (MHLW) regulates medical devices through the Pharmaceutical Affairs Law, which was reformed effective April 1, 2005. The revisions to Japan’s regulations have resulted in longer lead times for product registration. As a holder of Japanese device licenses, we are also subject to inspection by several Japanese authorities including Japan’s Pharmaceutical and Medical Device Agency (PMDA), Tokyo Metropolitan Government (TMG), and third parties such as Japan’s Electrical Safety & Environmental Technologies Laboratories (JET). Our Japanese office was most recently inspected by JET in February 2019, the results of which were satisfactory.

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA). The TGA has built its regulatory framework around requirements similar to those issued in Europe. As such, many medical devices (those with a lower risk profile) may gain relatively fast marketing clearance using their existing EU-issued CE marking. Higher risk devices (those in EU/Aus Class III) must go through a full design review which can be costly and take longer to complete. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active in the TGA registry of devices. As a holder of Australian device licenses, we are also subject to inspection by TGA in both Australia and the United States. Our North Melbourne facility was most recently inspected by TGA in December 2018, and our Burlington facility was inspected in March 2019, the results of which were satisfactory. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside of Australia. Our licenses are managed on our behalf by our sponsor, Emergo Group.

In China, the National Medical Products Administration (NMPA) regulates and must approve all medical devices to be marketed and sold in China. China has a three-class risk classification system, with Class I being the lowest risk and Class III being the highest risk. Home country approval, such as 510(k) or PMA clearance, is required as a prerequisite to any application. Additionally, the NMPA often tests finished devices at its own testing laboratory to confirm each device’s specifications. The approval process is typically lengthy and usually requires clinical trials. NMPA licenses are valid for five years from date of issuance and require renewal prior to expiration. As a holder of Chinese device licenses, we are subject to inspection by NMPA in both China and the United States. Our China facility was most recently inspected by NMPA in August 2018, the results of which were satisfactory. The NMPA requires all companies located outside of China to appoint a legal entity who maintains a registered business inside of China as the license holder. After the formation of our Chinese subsidiary in 2015, we transferred our licenses from our third-party license holders to our subsidiary.

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

Employees

We had 479 employees, including 454 full-time employees, at December 31, 2019.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct sales representatives and independent distributors. No single customer accounted for more than 2% of our net sales in 2019.

Corporate Information

We were incorporated in Massachusetts on November 28, 1983, as Vascutech, Inc. On June 16, 1998, we were reincorporated in Delaware, and on April 6, 2001, we changed our name to LeMaitre Vascular, Inc. On October 19, 2006, we executed our initial public offering, and our common stock trades on The Nasdaq Global Market under the symbol “LMAT.” Our principal executive offices are located at 63 Second Avenue, Burlington, Massachusetts 01803, and our telephone number is (781) 221-2266. Our website address is www.lemaitre.com.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.lemaitre.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, (SEC). The address of the SEC’s website is www.sec.gov. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Charters of our Audit, Compensation and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder who requests such information.

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

Our products are regulated in the European Union (EU) under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity to the essential requirements of the MDD, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE mark certifications to sell nearly all of our products, though currently there is a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning all services related to the MDD. On June 13, 2019, the Notified Body that issued the majority of our CE mark certifications, Lloyd's Register Quality Assurance or LRQA, notified its clients that it would cease providing all Notified Body services relating to the MDD to all clients, including us, as of September 12, 2019, which date was subsequently extended to September 30, 2019. As a result, all LRQA-issued CE mark certifications, unless earlier transferred to a new Notified Body, would lapse as of such date. Prior to receipt of such notice, we had begun transitioning our CE mark certifications to a new Notified Body, TUV SUD. However, TUV SUD was unable to complete all work necessary to reissue our CE mark certifications by September 30, 2019. Under the MDD, only product placed on the European market at our European subsidiary prior to September 30, 2019 is eligible for sale to EU countries. As a result, prior to September 30, 2019, we manufactured and shipped inventory in amounts that for most products we believe would be sufficient to supply our EU customers while we await reissuance of the CE mark certifications by TUV SUD. CE mark certifications were reissued in February 2020 for many of our products. For some products for which CE marks have not yet been reissued, we expect to continue selling product from our inventory reserves already placed on the market in the EU prior to September 30, 2019. However, we do not expect reissuance of our CE mark certifications 1) for XenoSure or AlboGraft until Q2 2020, 2) for Anastoclip AC closure systems, Anastoclip GC closure systems, Flexcel carotid shunts and LifeSpan ePTFE vascular grafts until Q4 2020 and 3) for AlboSure vascular patches until Q4 2021. We have started to experience backorders related to the inventory of such products held by our European subsidiary. If the reissuance of our CE marks for any of our products is materially delayed or withheld, our revenues could be further impacted due to our saleable inventory reserves becoming depleted and our business could be harmed.

Additionally, the CE mark for our Omniflow II graft will lapse due to the delays in the ability of our Notified Body for this product, TUV Rheinland, to review our manufacturing site change application from North Melbourne, Australia to Burlington, Massachusetts. This delay will also subject Omniflow II to an MDR application process earlier than we expected. This will result in a lapse in the CE mark certification for Omniflow II from June 2020 until we receive the CE mark certification of Omniflow II, which we expect to occur by Q3 2021. We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply our customers until Q3 2021, based on historical sales, and as a result, we may go into backorder for such products until the CE mark is issued. If the CE mark certification for Omniflow II is materially delayed or withheld, our European revenues could be impacted due to our saleable inventory reserves becoming depleted and our business could be harmed.

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

Maintaining a CE mark is contingent upon our continued compliance with applicable European medical device requirements, including limitations on advertising and promotion of medical devices and requirements governing the handling of adverse events. As illuminated above, there can be no assurance that we will be successful in maintaining the CE mark for any of our current products. In particular, adverse event reporting requirements in the EU mandate that we report incidents which led or could have led to death or serious deterioration in health. Under certain circumstances, we could be required to or could voluntarily initiate a recall or removal of our product from the market in order to address product deficiencies or malfunctions. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

Failure to receive or maintain approval would prohibit us from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. If we do not receive or maintain these approvals, our business could be harmed.

Our facilities are subject to periodic inspection by numerous regulatory authorities, including governmental agencies and Notified Bodies, and we must demonstrate compliance with their applicable medical devices regulations. Our most recent inspections were as follows:

Facility	Agency	Jurisdiction	Date
Burlington	U.S. FDA	United States	August 2017
Vaughan	Health Canada	Canada	August 2017
North Melbourne	Therapeutic Goods Administration (TGA)	Australia	September 2017
North Melbourne	Brazil (ANVISA)	Brazil	October 2017
Fox River Grove	AATB	Worldwide	January 2018
Fox River Grove	U.S. FDA	United States	January 2018
Burlington	Notified Body (LRQA)	Europe	January 2018
North Melbourne	Notified Body (TUV Rheinland)	Europe	January 2018
Shanghai	China FDA (NMPA)	China	August 2018
Burlington	Notified Body (LRQA)	United States Medical Device Single Audit Program	October 2018
Burlington	Notified Body (LRQA)	Europe	November 2018
North Melbourne	Notified Body (TUV Rheinland)	Europe	November 2018
North Melbourne	Therapeutic Goods Administration (TGA)	Australia	December 2018
Burlington	Notified Body (LRQA)	Europe	December 2018
Burlington	Korean FDA	Korea	January 2019
Saint-Etienne	Notified Body (BSI)	Europe	January 2019
Tokyo	Notified Body (JET)	Japan	February 2019
Burlington	Therapeutic Goods Administration (TGA)	Australia	March 2019
Saint-Etienne	Notified Body (BSI)	Europe	March 2019
Burlington	Notified Body (LRQA)	United States Medical Device Single Audit Program	March 2019
North Melbourne	Notified Body (TUV Rheinland)	Europe	June 2019
Saint-Etienne	Notified Body (BSI)	Europe	October 2019

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

We also pursue registrations in other jurisdictions in which we sell our devices directly, such as Japan and China. In 2015, the China Food and Drug Administration (NMPA) significantly increased the application fees for product registrations and imposed additional requirements for obtaining product approval, which includes requirements for conducting clinical trials to support the registration application process on newly introduced products in China. As a result, we may not seek registration for certain products where the cost is not justified. Any delay in product registrations could have a negative impact on our results of operations.

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

The treatment of peripheral vascular and cardiovascular disease includes both open vascular surgery and minimally invasive endovascular procedures, and many of our products are used primarily or exclusively in open surgery procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. We estimate that in 2019, over 90% of our net sales were from devices used primarily in open surgery.

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

There can be no assurance we will continue to achieve net sales growth and/or profit growth in the future. If, for example, we are unable to effectively manage our operating expenses due to, for example, additional CE mark expenses, or increased headcount, we may need to reduce our operating expenses through cost-cutting in order to maintain or improve operating profitability. Decreased investment levels may inhibit future growth in net sales and earnings.

Additionally, our ability to maintain and increase profitability will be influenced by many factors, including:

•	the level and timing of future sales, manufacturing costs and operating expenses;
•	our ability to restrain or reduce operating expenses through cost-cutting measures;
•	market acceptance of our new products and services;
•	the productivity of our direct sales force and distributors;
•	fluctuations in foreign currency exchange rates;
•	our ability to successfully build direct sales organizations in new markets;
•	our ability to successfully acquire and develop competitive products;
•	our ability to successfully integrate acquired businesses, products, services or technologies;
•	the impact on our business of competing products, technologies, and procedures;

•	our ability to obtain or maintain regulatory approvals for our products in new and existing markets;
•	the reimbursement rates for the medical procedures in which our products are used;
•	the cost of litigation, if any; and
•	changes in tax laws.

We may acquire businesses and assets in the future. We may experience difficulties in completing the integration of these acquisitions into our business, or we may not realize the anticipated benefits of these acquisitions.

In order to expand our product offerings, we have completed 23 acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends, in part, upon our ability to identify, negotiate, complete, and integrate suitable acquisitions. If we are unable to complete acquisitions on satisfactory terms or at all, our growth objectives and sales could be negatively affected.

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
•

difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters, such as the operations we acquired in 2014 in North Melbourne, Australia and in 2018 in Saint-Etienne, France;

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

The treatment of peripheral vascular disease continues to shift from open vascular surgery to minimally invasive endovascular procedures. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. We estimate that in 2019, over 90% of our net sales were from devices used in open vascular procedures.

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

In November 2016, we acquired the processing, preservation and distribution operations for the RestoreFlow allograft. Prior to the acquisition, we did not provide any human tissue services. Our ability to successfully provide such services may be affected by the following:

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
•

procurement from tissue procurement organizations of adequate amounts of human tissue of a type and quality that meets our specifications, particularly as we may compete for these tissues with organizations who may have greater resources than us;

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

When we acquire a product line, we often enter into an agreement with the seller of the product line for a period of one to three years for the supply of the acquired product until we can transition manufacturing to our facilities. Those arrangements are always sole source supply arrangements with a supplier that has determined to divest the product it is manufacturing. As a result, the supplier may not allocate sufficient resources to the manufacture of our product in favor of dedicating resources to its remaining business. Additionally, there is significant risk if the supplier does not have the financial means to continue to supply product. For example, in the case of our acquisition of the CardioCel and VascuCel biologic patches, Admedus Ltd and its affiliates have agreed to continue to supply those products to us for up to three years. For the year ended December 31, 2018, Admedus Ltd reported revenue from continuing operations of AU$25.6 million and a loss before income tax from continuing operations of AU$24.7 million, and for the year ended December 31, 2019, Admedus Ltd reported revenue from continuing operations of AU$17.1 million and a loss before income tax from continuing operations of AU$6.2 million.  If Admedus fails to meet its obligations under the supply agreement on a timely basis, or at all, then we may experience interruptions in our supply of the acquired products or we may not receive a future supply of the acquired products until we establish our own manufacturing. If we do not have sufficient supply of an acquired product, this could lead to loss of sales, customer dissatisfaction and damage to our reputation, and our financial condition or results of operations could be harmed.

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

Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities located in Burlington, Massachusetts. We also have manufacturing sites in North Melbourne, Australia and Saint-Etienne, France and a tissue processing preservation and distribution facility in Fox River Grove, Illinois. These facilities and the equipment we use to manufacture our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production or processing to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers, if available at all. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

We depend on our senior management team and other key sales and technical personnel, and if we are unable to retain them or recruit additional qualified personnel we may not be able to manage our operations and meet our strategic objectives.

We depend on the continued services of our senior management team and other key sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our key employees may terminate his or her employment with us at any time, and the loss of any of our senior management team or key employees could harm our business. Because we compete for such personnel with other companies, academic institutions, government entities, and other organizations, we may not be able to meet our future hiring needs or retain existing personnel on acceptable terms. Any loss or interruption of the services of our key personnel could also significantly reduce our ability to effectively manage our operations and meet our commercial or strategic objectives, because we cannot be sure that we would be able to find an appropriate replacement on a timely basis when the need arises.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Our AlboGraft vascular graft, AlboSure vascular patch, Dialine II vascular graft, Wovex vascular graft, XenoSure biologic patch, ProCol vascular graft and CadioCel and VascuCel patch products contain bovine tissue or material derived from bovine sources, our Omniflow II Biosynthetic Vascular Graft contains ovine tissue, and our surgical glue contains porcine gelatin. Products that contain materials derived from animal sources, including food, pharmaceuticals and medical devices, are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources, because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries, like Australia or New Zealand, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could materially and adversely affect our results of operations.

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

In the years ended December 31, 2019, 2018 and 2017, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to sales of our LeMaitre Valvulotome and with respect to sales occurring in the United States. In the past, we have been able to rely upon our intellectual property position, our well-known brands, and our established reputation to implement price increases. We implemented a significant price increase in 2015 for our LeMaitre Valvulotome, and our ability to implement additional price increases with respect to that product in the future may be limited.

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

We derive a significant portion of our net sales from operations in markets outside of the United States. For the year ended December 31, 2019, 46% of our net sales were derived from operations outside of the United States. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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
•

the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person, or entity, whether due to, or in reaction to, changes in U.S. foreign policy;

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

Outbreaks of pandemic diseases, such as the novel coronavirus, Covid-19, could cause disruptions in our business.

In addition to the above risks related to our international operations, we also face risks related to disease outbreaks, such as the recent outbreak of Covid-19, first identified in Wuhan, Hubei Province, China.  An outbreak of a contagious disease, particularly to extent it becomes pandemic, could significantly disrupt our business operations.  The effects of such an outbreak include restrictions on our ability to travel to support our sites in Asia/Pacific Rim and other impacted territories or our customers located there, disruptions in our ability to distribute products, reduced sales of our products in territories where widespread quarantines due to the disease have been imposed, and/or temporary closures of our facilities in Asia/Pacific Rim and other impacted territories. In addition, a significant geographic spread of a pandemic such as Covid-19, an increase in the severity of the outbreak and/or a prolonged duration of the outbreak could adversely affect the global economy, which could result in reduced demand for our products.  Any of these events could lead to a loss of sales and harm our financial condition and results of operations.

Legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations..

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. will be subject to a transition period under December 31, 2020 (the Transition Period), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period.

The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. We currently ship products to the U.K. from our Sulzbach, Germany location. If Brexit results in greater restrictions on imports and exports between the U.K. and the EU, we may find it necessary to make operational changes to adapt to those restrictions. We may be unable to make such changes in a commercially reasonable or timely manner or at all. Additionally, this could result in higher costs of doing business in the U.K. and possibly the EU. We opened our Hereford, England office in October 2019 principally to help manage these issues.

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

We have a history of converting international distributor sales to direct-to-hospital sales by buying out our foreign distributor agreements and selling direct-to-hospital through our own direct sales representatives. In the future, we may elect to convert select additional countries and products from distributor sales to direct-to-hospital sales. Such conversions sometimes result in disruptions in our sales in the applicable geographies. These transitions may also have an adverse effect on our cash flow because distributors, unlike direct sales representatives, pay us for inventory that they stock for later sale. In addition, switching to a direct sales force may subject us to longer customer collection times and larger bad debt expense, since we would be required to collect customer payments directly rather than bill and collect from the single distributor.

Our distribution agreements are exclusive, where permissible, with terms of up to five years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct-to-hospital model. In order to ensure a successful market transition, we may compensate a distributor in connection with the termination of their distributorship, even where the payment of compensation is not required by contract or local law.

Following termination of any distribution agreement, we may encounter difficulties in transitioning to a direct-to-hospital model. The transition to a direct sales model may require us to meet regulatory requirements that were previously the responsibility of the distributor, which may subject us to additional costs. It also may take us longer than expected to find qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could reduce sales. Further, it may be difficult or impossible to transfer the assignment of a distributor’s rights to sell our products, and as a result, sales to customers may be delayed until a new agreement or approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and may be time-consuming to manage remotely, as is the case with our sales office in China. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in these transitions could negatively affect our business.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a significant portion of our revenue and costs is denominated in other currencies, such as the Euro, the British pound, the Japanese yen, the Canadian dollar, the Chinese yuan and the Australian dollar. As of December 31, 2019, 46% of our net sales were to customers outside the U.S., largely in currencies other than the U.S. dollar. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Similarly, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against the local currency. Additionally, receivable and payable balances denominated in currencies other than the functional currency may result in gains and losses upon settlement that may adversely impact our results of operations.

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

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of or prohibit the sale of, any of our products. For example, in 2019 we recalled certain lots of catheters manufactured by Applied Medical due to an issue with premature material degradation. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

Our chief executive officer and the LeMaitre Family LLC collectively control approximately 16% of our outstanding common stock as of December 31, 2019. As a result, these stockholders, if they were to act together, could have significant influence on many matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a fourth nearby 12,878 square foot leased facility, in Burlington, Massachusetts. In November 2019 we leased a fifth 26,447 square foot building from the same landlord from whom we lease the other four buildings, and extended the lease terms on the other four buildings, such that all five leases run through December 2030. In addition, our international operations are headquartered at a 13,948 square foot leased facility located in Sulzbach, Germany, with a lease expiring in August 2023. We also lease additional manufacturing, processing, distribution and sales offices in other U.S., Europe and Asia/Pacific Rim locations. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, contractual, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2019, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Holders of Record

On March 2, 2020, the closing price per share of our common stock was $29.03 as reported on The Nasdaq Global Market, and we had approximately 167 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the Nasdaq US Composite Index, the Nasdaq Medical Equipment Index and a peer group for the period covering from December 31, 2014, through the end of LeMaitre’s fiscal year ended December 31, 2019. The graph assumes an investment of $100.00 made on December 31, 2014, in (i) LeMaitre’s common stock, (ii) the stocks comprising the Nasdaq US Composite Index, (iii) the stocks comprising the Nasdaq Medical Equipment Index and (iv) the stocks comprising our peer groups. The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among LeMaitre Vascular, Inc, the NASDAQ Composite Index, the NASDAQ Medical Equipment Index, 2018 Peer Group and 2019 Peer Group

$600
$500
$400
$300
$200
$100
$0
12/14
12/15
12/16
12/17
12/18
12/19
LeMaitre Vascular, Inc
NASDAQ Composite
NASDAQ Medical Equipment
2018 Peer Group
2019 Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/14	12/15	12/16	12/17	12/18	12/19

LeMaitre Vascular, Inc	100.00	228.79	339.73	430.03	321.97	495.09
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Medical Equipment	100.00	111.06	116.87	166.41	187.88	227.84
2017 Peer Group	100.00	72.18	89.95	115.81	142.51	150.13
2018 Peer Group	100.00	82.23	113.32	148.98	186.90	201.98

LeMaitre’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and Nasdaq and peer group indices as of the close of trading on the last trading day of the year presented.

The 2018 peer group includes the following companies: AngioDynamics, Inc., Cardiovascular Systems Inc., Cryolife Inc., Endologix, Inc., Merit Medical Systems, Inc., and Penumbra, Inc.

The 2019 peer group includes the following companies: AngioDynamics, Inc., Cardiovascular Systems Inc., Cryolife Inc., Merit Medical Systems, Inc., Penumbra, Inc, Silk Road Medical, Inc, and Shockwave Medical, Inc. This new peer group differs from our old peer group. Specifically, we removed Endologix, Inc. as the decline in market value of that company indicated a going concern issue. We also added Silk Road Medical, Inc, and Shockwave Medical, Inc. due to their recent initial public offerings and vascular surgeon call points.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
Period	Shares (or Units)	Paid Per	Announced Plans	the Plans or
	Purchased (1)	Share (or Unit)	or Program	Program

October 1, 2019 through October 31, 2019	-	$-	N/A	N/A
November 1, 2019 through November 30, 2019	-	$-	N/A	N/A
December 1, 2019 through December 31, 2019	6,657	$35.66	N/A	N/A

Total	6,657	$35.66	N/A	N/A

(1)

For the three months ended December 31, 2019, we repurchased 6,657 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and the related notes which are included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$117,232	$105,568	$100,867	$89,151	$78,352
Cost of sales	37,379	31,629	30,170	26,215	24,186
Gross profit	79,853	73,939	70,697	62,936	54,166

Operating expenses:
Sales and marketing	30,339	27,318	25,948	26,105	22,780
General and administrative	19,055	17,689	17,010	14,354	14,010
Research and development	9,276	8,197	6,636	6,141	5,479
Medical device excise tax	-	-	-	-	744
Gain on divestitures and acquisitions	-	(7,474)	-	-	(360)
Total operating expenses	58,670	45,730	49,594	46,600	42,653

Income from operations	21,183	28,209	21,103	16,336	11,513
Other income (expense):
Interest income	698	631	179	81	13
Interest expense	-	(2)	(21)	(14)	-
Foreign currency gain (loss)	(202)	(394)	(155)	(161)	(102)
Total other income (loss)	496	235	3	(94)	(89)

Income before income tax	21,679	28,444	21,106	16,242	11,424

Provision for income taxes	3,745	5,501	3,929	5,652	3,666
Net income	$17,934	$22,943	$17,177	$10,590	$7,758

Earnings per share of common stock:
Basic	$0.91	$1.18	$0.91	$0.57	$0.44

Diluted	$0.88	$1.13	$0.86	$0.55	$0.42

Weighted-average shares outstanding:
Basic	19,813	19,426	18,961	18,485	17,764

Diluted	20,326	20,242	20,033	19,241	18,316

Cash dividends declared per common share	$0.34	$0.28	$0.22	$0.18	$0.16

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,786	$26,318	$19,096	$24,288	$27,451
Short-term marketable securities	20,895	21,668	22,564	-	-
Current assets	92,092	94,017	80,311	59,027	58,184
Total assets	188,341	153,088	126,323	101,924	90,704
Current liabilities	20,851	19,758	13,189	10,482	10,368
Long-term liabilities	5,394	3,095	3,364	3,942	2,452
Total liabilities	40,200	22,853	16,553	14,424	12,820
Total stockholders’ equity	148,141	130,235	109,770	87,500	77,884

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants largely used in the treatment of peripheral vascular disease. To a lesser extent, our devices also treat cardiovascular disease and are used in neurosurgery applications. We also provide processing and cryopreservation services of peripheral vascular human tissue for implantation into patients. Our principal product offerings are sold throughout the world, primarily in the United States, Europe and Asia/Pacific Rim. We estimate that the annual worldwide market for all of our devices exceeds $5 billion, within which our core product lines address roughly $900 million. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular and other devices. We have used acquisitions as a primary means of further accessing the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Our principal product lines include the following: valvulotomes, biologic vascular patches, carotid shunts, embolectomy catheters, biologic vascular grafts, anastomotic clips, radiopaque marking tape, powered phlebectomy devices, prosthetic vascular grafts, surgical glue and remote endarterectomy devices. Through our RestoreFlow allografts business we also provide services related to the processing and cryopreservation of human vascular and cardiac tissue.

To assist us in evaluating our business strategies, we regularly monitor long-term technology trends in peripheral vascular and other device markets. Additionally, we consider the information obtained from discussions with the medical community in connection with the demand for our products, including potential new product launches. We also use this information to help determine our competitive position and our manufacturing capacity requirements.

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

Our business opportunities include the following:

•	the long-term growth of our direct sales force in North America, Europe and Asia/Pacific Rim;
•	the addition of complementary products through acquisitions;
•	the introduction of our products in new territories upon receipt of regulatory approvals or registrations in these territories;
•	the updating of existing products and introduction of new products through research and development; and
•	the consolidation of product manufacturing into our Burlington, Massachusetts corporate headquarters.

We sell our products and services primarily through a direct sales force. As of December 31, 2019 our sales force was comprised of 112 sales representatives in North America, Europe and Asia/Pacific Rim, including three export managers, one in each of the three geographic regions. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, and we have Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and North Melbourne, Australia. During the years ended December 31, 2019 and 2018, approximately 94% and 95%, respectively, of our net sales were generated in territories in which we employ direct sales representatives.    We also sell our products in other countries, including Korea, Russia and Brazil among others, through distributors.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices towards our direct sales organization:

•

In December 2015, we signed a master distribution agreement with Meheco Yonstron Pharmaceutical Co. Ltd. (Meheco), a Chinese distribution and logistics company, and began selling our Chinese market products to Meheco in 2016. Meheco then sold our products to multiple sub-distributors who then sold to Chinese hospitals. This agreement expired in December 2017, and we are currently in the process of signing distribution agreements with sub-distributors and have begun selling our products to sub-distributors in China. We repurchased $120,000 of our products from Meheco in 2018, which resulted in a corresponding revenue reversal.

•

In March 2018, we terminated our master distribution agreement with Sinopharm United Medical Device Co., Ltd. (UCMC) under which we sold our powered phlebectomy systems and related disposable devices for distribution in China. In April 2018 we began selling these products to our sub-distributors in China. We repurchased $159,000 of our products from UCMC in 2019.

•

During 2018, we entered into definitive agreements with several former Applied Medical and Cardial distributors in Europe and Asia/Pacific Rim in order to terminate their distribution of our recently acquired catheter, polyester graft and valvulotome products, and we began selling direct-to-hospitals in those geographies. The termination fees totaled approximately $0.1 million.

Our strategy for growing our business includes the acquisition of complementary product lines and companies, and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

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
•

In September 2018, we acquired the assets of the embolectomy catheter business from Applied Medical Resources Corporation for $14.2 million. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transition to be completed in 2020.

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

•

In October 2019, we acquired the assets of the CardioCel and VascuCel biologic patch business from Admedus Ltd for $15.5 million plus additional payments of up to $7.8 million depending upon the satisfaction of certain contingencies.

In addition to relying upon acquisitions for growth, we also rely on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2017, we launched a longer version of our Anastoclip AC intended for use in neurosurgery applications.
•	In 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.
•	In 2019, we launched XenoSure Plus aimed at surgeons who prefer using a biologic patch that is thicker and stiffer than our standard XenoSure patch.
•	In 2019, we launched DuraSure, a biologic patch indicated for closing or repairing dural defects in neurosurgical procedures.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect these plant consolidations will result in improved control over our production quality as well as reduced costs over the long-term. Our most recent manufacturing transitions included

•	In 2016, we initiated a project to transfer the manufacturing of the ProCol biologic product line to our facility in Burlington. This transition was completed in 2018.
•

In 2017, we renovated our manufacturing facility in Burlington, in which many of our biologic offerings, including the XenoSure patch as well as our ProCol biologic grafts, are produced or processed. The cost of the facility renovation was approximately $3.0 million.

•

In 2018, we acquired the embolectomy catheter business assets from Applied Medical Resources Corporation. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transfer to be completed in 2020.

•

In 2019, we again built out our biologic manufacturing cleanroom in Burlington so that we can transfer our Omniflow biosynthetic graft from our North Melbourne, Australia facility. We expect this transfer to be completed in 2020. The cost of the buildout was approximately $0.8 million.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause substantial fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2019, approximately 46% of our sales took place outside the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of our future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the exchange rate changed. For the year ended December 31, 2019, we estimate that the effects of changes in foreign exchange rates decreased reported sales by approximately $2.3 million, as compared to rates in effect for the year ended December 31, 2018.

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

Results of Operations

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2019	2018	$ Change	change
	($ in thousands)
Net sales	$117,232	$105,568	$11,664	11%

Net sales by geography:
Americas	$69,359	$63,649	$5,710	9%
Europe, Middle East and Africa	39,480	35,319	4,161	12%
Asai/Pacific Rim	8,393	6,600	1,793	27%
Total	$117,232	$105,568	$11,664	11%

Net sales. Net sales increased 11% or $11.7 million to $117.2 million for the year ended December 31, 2019, compared to $105.6 million for the year ended December 31, 2018. Sales increases were primarily driven by increased sales of our embolectomy catheters of $4.3 million, of which $3.4 million was from our late 2018 acquisition of Syntel and Python products; valvulotomes of $1.6 million, of which $1.2 million was from our Tru-Incise and Chevalier acquisitions in 2019 and 2018, respectively; and polyester grafts of $1.5 million, of which $0.4 million was from Cardial products acquired in late 2018. We also had an increase in human tissue cryopreservation service revenues from our RestoreFlow allograft business of $1.4 million. Our recently acquired CardioCel and VascuCel products contributed combined sales of $1.2 million in 2019. These and other product line increases were partially offset by decreased sales of powered phlebectomy systems of $0.8 million.

Direct-to-hospital net sales were 94% for the year ended December 31, 2019 and 95% for the year ended December 31, 2018.

Net sales by geography. Net sales in the Americas increased $5.7 million or 9% for the year ended December 31, 2019. The increase was primarily driven by increased sales of embolectomy catheters of $2.6 million, in part due to our acquisition of the Syntel embolectomy catheters, and increased human tissue cryopreservation services of $1.4 million related to our RestoreFlow allograft business. We also increased sales of valvulotomes by $1.1 million, and our recently acquired CardioCel and VascuCel products contributed sales of $0.9 million in the Americas in 2019. These increases were partially offset by decreased sales of powered phlebectomy systems of $0.8 million.

Europe, Middle East and Africa net sales increased $4.2 million or 12% for the year ended December 31, 2019. The increase was primarily driven by increased sales of polyester grafts of $1.3 million, embolectomy catheters of $0.8 million, OEM sales of $0.7 million, valvulotomes of $0.6 million and biosynthetic vascular grafts of $0.4 million.

Asia/Pacific Rim net sales increased $1.8 million or 27% for the year ended December 31, 2019. The increase was driven by increased sales of embolectomy catheters of $0.9 million, closure systems of $0.3 million, occlusion catheters of $0.2 million and biologic vascular patches of $0.2 million. These and other increases were offset in part by decreased sales of valvulotomes of $0.1 million.

					Percent
	2019	2018	Change		change
	($ in thousands)
Gross profit	$79,853	$73,939	$5,914		8%

Gross margin	68.1%	70.0%	(1.9%	)	*

* Not applicable

Gross Profit. Gross profit increased $5.9 million to $79.9 million for the year ended December 31, 2019, while gross margin decreased by 190 basis points to 68.1% in the period. The gross margin was favorably impacted by higher average selling prices across most product lines, as well manufacturing efficiencies. These increases were more than offset, however, by an unfavorable product mix, including recently acquired products which typically have a lower gross margin prior to being integrated into our Burlington manufacturing operations. Foreign exchange rate changes also had an unfavorable impact.

				Percent	2019 as a %	2018 as a %
	2019	2018	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$30,339	$27,318	$3,021	11%	26%	26%
General and administrative	19,055	17,689	1,366	8%	16%	17%
Research and development	9,276	8,197	1,079	13%	8%	8%
Gain on divestures and acquisitions	-	(7,474)	7,474	*	0%	*
	$58,670	$45,730	$12,940	28%	50%	43%

* Not a meaningful percentage.

Sales and marketing. For the year ended December 31, 2019, sales and marketing expense increased $3.0 million, or 11%, to $30.3 million. The increase was primarily driven by higher personnel costs, including compensation, commissions and travel expenses associated with expanding our sales force. We also had higher costs due to the implementation of customer relationship software. As a percentage of net sales, sales and marketing expense was 26% in both 2019 and 2018.

General and administrative. For the year ended December 31, 2019, general and administrative expense increased $1.4 million, or 8%, to $19.1 million. General and administrative expense increases were primarily related to acquisition-related costs including amortization of intangible assets, professional fees, bank and credit card fees, bad debt expense and facilities costs. As a percentage of net sales, general and administrative expense was 16% for 2019 and 17% for 2018.

Research and development. For the year ended December 31, 2019, research and development expense increased $1.1 million, or 13%, to $9.3 million.  Product development and process engineering increased $0.8 million on a combined basis, in large part due to transitioning certain acquired products to our Burlington manufacturing operations. Clinical and regulatory expenses increased $0.3 million, related to regulatory submissions for new products in geographies such as China and Japan, and testing related to our biologic product offerings.

Gain on divestitures and acquisitions. The 2018 gains on divestitures and acquisitions relate to the sale of our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Symmetry Surgical, which resulted in a gain of $5.9 million, and also to our purchase of the assets of Cardial, from Becton Dickinson, which resulted in a gain of $1.6 million.

Other income (expense). Interest income was $0.7 million and $0.6 million, respectively for 2019 and 2018. Foreign exchange losses on settlements or remeasurement of receivables and payables denominated in foreign currencies were $0.2 million and $0.4 million in 2019 and 2018, respectively.

Income tax expense. We recorded a provision for taxes of $3.7 million on pre-tax income of $21.7 million in 2019 as compared to $5.5 million on pre-tax income of $28.4 million in 2018. The 2019 provision was comprised of a federal tax provision in the United States of $2.0 million, a state tax provision of $0.4 million, and a foreign tax provision of $1.3 million. The 2018 provision was comprised of a federal tax provision in the United States of $2.8 million, a state tax provision of $0.5 million and a foreign tax provision of $2.2 million. Our effective tax rate differed from the U.S. statutory tax rate in 2019 principally because of stock option exercises, taxes on foreign earnings, valuation allowances, and certain permanent differences. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we believe that our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of December 31, 2019, we have provided a valuation allowance of $1.4 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2018	2017	$ Change	change
	($ in thousands)
Net sales	$105,568	$100,867	$4,701	5%

Net sales by geography:
Americas	$63,649	$62,696	$953	2%
Europe, Middle East and Africa	35,319	32,516	2,803	9%
Asai/Pacific Rim	6,600	5,655	945	17%
Total	$105,568	$100,867	$4,701	5%

Net sales. Net sales increased 5% or $4.7 million to $105.6 million for the year ended December 31, 2018, compared to $100.9 million for the year ended December 31, 2017. Sales increases were primarily driven by increased sales of our biologic vascular patches of $1.7 million, carotid shunts of $1.2 million, embolectomy catheters of $1.2 million, of which $0.8 million was from our recent Syntel acquisition, and valvulotomes of $0.6 million. We also had an increase in human tissue cryopreservation service revenues from our RestoreFlow allograft business of $1.2 million. These and other product line increases were partially offset by decreased sales of $1.1 million due to the divestiture of our Reddick cholangiogram catheter product in early Q2 2018 and decreased sales of our closure systems of $0.7 million.

Direct-to-hospital net sales were 95% for the year ended December 31, 2018 and 93% for the year ended December 31, 2017.

Net sales by geography. Net sales in the Americas increased $1.0 million for the year ended December 31, 2018. The increase was primarily driven by increased human tissue cryopreservation services of $1.2 million. We also had increased sales of embolectomy catheters of $0.7 million, in part due to our acquisition of Syntel, as well as increased sales of valvulotomes, carotid shunts and biologic vascular patches of $0.5 million each. These increases were partially offset by decreases in sales associated with the divestiture of the Reddick product line of $1.2 million, as well as lower sales of radiopaque tape of $0.5 million and closure systems of $0.4 million.

Europe, Middle East and Africa net sales increased $2.8 million for the year ended December 31, 2018. The increase was primarily driven by increased sales of biologic vascular patches of $1.1 million, polyester grafts of $0.4 million, embolectomy catheters of $0.3 million and carotid shunts of $0.2 million. We also had sales of surgical glue of $0.6 million in connection with our recent Cardial acquisition.

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

				Percent	2018 as a %	2017 as a %
	2018	2017	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$27,318	$25,948	$1,370	5%	26%	26%
General and administrative	17,689	17,010	679	4%	17%	17%
Research and development	8,197	6,636	1,561	24%	8%	7%
Gain on divestures and acquisitions	(7,474)	-	(7,474)	*	(7% )	*
	$45,730	$49,594	$(3,864)	(8% )	43%	49%

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

General and administrative. For the year ended December 31, 2018, general and administrative expense increased $0.7 million, or 4%, to $17.7 million. General and administrative expense increases were primarily related to compensation costs, professional fees and travel expense, offset in part by lower acquisition-related costs and facilities costs. The compensation expense increase in 2018 was in part due to the January 1, 2018 reinstatement of our Chief Executive Officer’s compensation, which he had forgone (except as to the amount legally required) for the last seven months of 2017. As a percentage of net sales, general and administrative expense was 17% for both 2018 and 2017.

Research and development. For the year ended December 31, 2018, research and development expense increased $1.6 million, or 24%, to $8.2 million. Clinical and regulatory expenses increased $1.0 million and product development expense increased $0.6 million. These increases were primarily related to regulatory submissions for new products in geographies such as China and Japan, and testing related to our biologic product offerings.

Gain on divestitures and acquisitions. On April 5, 2018, we entered into an asset purchase agreement with Specialty Surgical Instrumentation, Inc. to sell the inventory, intellectual property and other assets associated with our Reddick cholangiogram catheter and Reddick-Saye screw product lines for $7.4 million. During the three months ended June 30, 2018 we recorded a gain in connection with these agreements of $5.9 million. On October 22, 2018, we entered into an agreement to acquire the assets of Cardial, a subsidiary of Becton Dickinson, whose business consists of the manufacture and sale of polyester vascular grafts, valvulotomes and surgical glue, for a purchase price of €1.2 million ($1.4 million). In connection with this asset purchase, we simultaneously entered into an agreement to purchase Cardial’s land and building for €0.8 million ($0.9 million), bringing the total price paid to €2.0 million ($2.3 million). During the three months ended December 31, 2018 we recorded a bargain purchase gain of €1.4 million ($1.6 million) in connection with these agreements resulting from the excess value of the assets acquired over the purchase price, subject to finalization of the purchase accounting.

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

Liquidity and Capital Resources

At December 31, 2019, we held $11.8 million in cash and cash equivalents and $20.9 million in a short-term managed income mutual fund investment, as compared to $26.3 million in cash and cash equivalents and $21.7 million in the mutual fund investment at December 31, 2018. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, consist of money market funds, and are stated at cost, which approximates fair value. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt. All of our cash held outside of the United States is available for corporate use, with the exception of $3.3 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On February 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 14, 2020. On February 13, 2020, the Board extended the term of this repurchase program to February 14, 2021. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $21.2 million for the year ended December 31, 2019, $28.2 million for the year ended December 31, 2018, and $21.1 million for the year ended December 31, 2017. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Year ended December 31,
	2019	2018	2017
	($ in thousands)
Cash and cash equivalents	$11,786	$26,318	$19,096

Cash flows provided by (used in):
Operating activities	$14,179	$19,506	$22,868
Investing activities	(24,100)	(7,055)	(28,958)
Financing activities	(4,622)	(4,416)	80

Net cash provided by operating activities. Net cash provided by operating activities was $14.2 million for the year ended December 31, 2019, and consisted of $17.9 million net income, adjusted for non-cash items of $10.1 million (including primarily depreciation and amortization of $5.4 million, stock-based compensation of $2.6 million, provisions for inventory write-offs and doubtful accounts of $1.1 million, a provision for deferred taxes of $0.8 million and fair value adjustments on contingent consideration for acquisitions of $0.2 million, as well as working capital uses of $13.9 million. The net cash used for working capital was driven by increases in inventory of $11.3 million, accounts receivable of $1.3 million, and other current assets of $0.7 million, as well as a decrease in accounts payable and other liabilities of $0.6 million.

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

Net cash used in investing activities. Net cash used in investing activities was $24.1 million for the year ended December 31, 2019, driven by cash paid for acquisitions of $21.2 million, as well as purchases of property and equipment of $3.8 million primarily associated with clean room build-outs at our Burlington, Massachusetts headquarters. These investments were in part offset by net sales of short-term investments of $0.9 million.

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

Net cash provided by (used in) financing activities. Net cash used in financing activities was $4.6 million for the year ended December 31, 2019, driven primarily by payments of common stock dividends of $6.7 million and payments related to our prior acquisitions of $2.1 million. We had proceeds from stock option exercises of $4.9 million, offset by the acquisition of $0.7 million of treasury shares to cover minimum withholding taxes on restricted stock unit vestings.

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

Dividends. In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 6, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On February 13, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on March 19, 2020, to stockholders of record at the close of business on March 3, 2020, which will total approximately $1.9 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. The following table summarizes our commitments under operating leases as of December 31, 2019:

		1 Year	2-3	3-4	5 or
Contractual obligations	Total	or Less	years	years	More Years
	(in thousands)
Operating leases	$20,272	$2,419	$4,292	$3,259	$10,301

Inventory purchase commitments	$1,465	$1,465	$-	$-	$-

The commitments under our operating leases consist primarily of lease payments for our corporate headquarters and manufacturing facility in Burlington, Massachusetts, expiring in 2030, our Sulzbach, Germany office, expiring in 2023, our Hereford, England office, expiring in 2029, our Vaughan, Canada office expiring in 2023, our Tokyo, Japan office, expiring in 2022; and our Shanghai, China office, expiring in 2020. They also include automobile leases. See Note 7 for additional information on these leases.

We also have inventory purchase commitments of approximately $1.5 million as of December 31, 2019. These commitments are for product used in operations in the normal course of business and do not represent excess commitments or loss contracts.

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

Below is a disaggregation of our revenue by major geographic area, which is one of the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018
Americas	$69,359	$63,649
Europe, Middle East and Africa	$39,480	35,319
Asia/Pacific Rim	$8,393	6,600
Total	$117,232	$105,568

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents in Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2019 our receivables in Italy and Spain totaled $1.0 million and $0.8 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2019, if significant changes were to occur in Italy’s or Spain’s payment practices or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

As disclosed more fully in the notes to our consolidated financial statements, we recorded expense of approximately $2.6 million in connection with share-based payment awards for the year ended December 31, 2019. The future expense of non-vested share-based awards of approximately $10.4 million is to be recognized over a weighted-average period of 3.8 years. During 2019, we granted stock options at a weighted average fair value of $12.51 and RSUs with weighted average fair value of $35.11. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function.

Valuation of Goodwill, and Other Intangibles

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. Our assessment is performed as of December 31 each year based on a single reporting unit. We first perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill was $40.0 million and $29.9 million as of December 31, 2019 and 2018, respectively. Our annual impairment testing indicated no significant risk of impairment based upon changes in value that are reasonably likely to occur. However, changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit.

Other intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks, and are amortized over their estimated useful lives, ranging from 2 to 16 years. We review intangible assets quarterly to determine if any adverse conditions exist for a change in circumstances has occurred that would indicate impairment. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset, a change in the operating cash flows associated with the asset, or adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability. If the carrying value of the intangible asset exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset, we will write the carrying value down to the fair value in the period in which it is identified. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $24.9 million as of December 31, 2019 and $13.7 million as of December 31, 2018.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, business acquisitions, employment, commercial matters, intellectual property matters, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2019, 2018, and 2017, we were not subject to any material litigation, claims or assessments.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), which requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable, supportable forecasts that affect the collectability of the reported amount, and requires judgment in determining relevant information and estimation methods. The new standard is effective for us beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial statements, as the only financial assets we have that are affected by the standard are trade receivables for which we have historically employed a collectability estimation technique.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820), which modifies the disclosure requirements for fair value measurements. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as clarifying and amending other areas of existing GAAP under Topic 740. The new standard is effective for us beginning January 1, 2021, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows.

Foreign Currency Risk

During fiscal 2019 and 2018, 46% and 44%, respectively, of our total revenue was from customers outside of the United States. In addition, a significant portion of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we have not done so during fiscal 2019 and fiscal 2018. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, British pound, Canadian dollar, Australian dollar and Japanese yen.

During the years ended December 31, 2019 and 2018, we recorded $0.2 million and $0.4 million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.2 million for 2019.

Interest Rate Risk

At December 31, 2019, we held $11.8 million in cash and cash equivalents and $20.9 million in a short-term managed income mutual fund investment. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows.

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

Based on an evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. Management based its assessment on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their respective report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

March 11, 2020

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2020 definitive proxy statement (2020 Definitive Proxy Statement) for the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our 2020 Definitive Proxy Statement, to the extent required to be included.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2020 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2019. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,235,775	$23.64	1,089,749
Equity compensation plans not approved by security holders	-	-	-

Total	1,235,775	$23.64	1,089,749

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2020 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2020 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

2.1	Asset Purchase Agreement dated November 10, 2016 between the Registrant, Restore Flow Allografts, LLC and certain individuals named therein.	10-K	3/9/18	001-33092

2.2	Asset Purchase Agreement dated September 20, 2018 between the Registrant and Applied Medical Resources Corporation	10-Q	11/28/2018	001-33092

2.3^	Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries				X

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	333-133532

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				X

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Director Compensation Policy	10-K	3/27/12	001-33092

10.3†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.4†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.5†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.6†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.7	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.8	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.9	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.10†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.11†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.12†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.13	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.14	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.15	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.16	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.17	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.18	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.19	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.20	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.21†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.22†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.23†	Separation Agreement dated June 7, 2017 between Peter R. Gebauer and LeMaitre Vascular GmbH	10-Q	8/3/2017	001-33092

10.24†	Transition and Employment Agreement dated June 7, 2017 between Peter R. Gebauer and the Registrant	10-Q	8/3/2017	001-33092

10.25†	Form of Restricted Stock Unit Award Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.26†	Form of Incentive Stock Option Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.27†	Form of Non-Qualified Stock Option Agreement (Employees) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.28	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.29	Asset Purchase Agreement between the Registrant and Specialty Surgical Instrumentation, Inc. dated April 5, 2018.	10-Q	5/4/2018	001-33092

10.30^	License Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries				X

10.31	First Amendment of Lease dated October 29, 2019 between NWP BUILDING 3 LLC and the Registrant	8-K	11/1/2019	001-33092

10.32	Fifth Amendment of Lease dated October 29, 2019 between NWP BUILDING 4 LLC and the Registrant	8-K	11/1/2019	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.33	Seventh Amendment of Lease dated October 29, 2019 between NWP BUILDING 5 LLC and the Registrant	8-K	11/1/2019	001-33092

10.34	Lease dated November 26, 2019 between NWP Retail 18 LLC and the Registrant.	8-K	12/3/2019	001-33092

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

^	Portions of the exhibit (indicated by “[***]”) have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2020.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and	March 11, 2020
George W. LeMaitre	Chairman of the Board
(Principal Executive Officer)

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal	March 11, 2020
Joseph P. Pellegrino, Jr.	Financial and Accounting
Officer) and Director

/s/ LAWRENCE J. JASINSKI	Director	March 11, 2020
Lawrence J. Jasinski

/s/ JOHN J. O’CONNOR	Director	March 11, 2020
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	March 11, 2020
David B. Roberts

/s/ JOHN A. ROUSH	Director	March 11, 2020
John A. Roush

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Boston, Massachusetts

March 11, 2020

LeMaitre Vascular, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$11,786	$26,318
Short-term marketable securities	20,895	21,668
Accounts receivable, net of allowances of $522 at December 31, 2019, and $399 at December 31, 2018	16,572	15,721
Inventory and other deferred costs	39,527	27,388
Prepaid expenses and other current assets	3,312	2,922
Total current assets	92,092	94,017

Property and equipment, net	14,854	14,102
Right-of-use leased assets	15,208	-
Goodwill	39,951	29,868
Other intangibles, net	24,893	13,692
Deferred tax assets	1,084	1,215
Other assets	259	194
Total assets	$188,341	$153,088

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,604	$1,732
Accrued expenses	14,014	15,847
Acquisition-related obligations	2,476	2,179
Lease liabilities - short-term	1,757	-
Total current liabilities	20,851	19,758
Lease liabilities - long-term	13,955	-
Deferred tax liabilities	1,179	484
Other long-term liabilities	4,215	2,611
Total liabilities	40,200	22,853

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,678,927 shares at December 31, 2019, and 21,110,224 shares at December 31, 2018	217	211
Additional paid-in capital	105,934	98,442
Retained earnings	57,029	45,831
Accumulated other comprehensive loss	(4,007)	(3,900)
Treasury stock, at cost; 1,522,035 shares at December 31, 2019 and 1,501,511 shares at December 31, 2018	(11,032)	(10,349)
Total stockholders’ equity	148,141	130,235
Total liabilities and stockholders’ equity	$188,341	$153,088

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)

Net sales	$117,232	$105,568	$100,867
Cost of sales	37,379	31,629	30,170

Gross profit	79,853	73,939	70,697

Sales and marketing	30,339	27,318	25,948
General and administrative	19,055	17,689	17,010
Research and development	9,276	8,197	6,636
Gain on divestitures and acquisitions	-	(7,474)	-
Total operating expenses	58,670	45,730	49,594

Income from operations	21,183	28,209	21,103

Other income (expense):
Interest income	698	631	179
Interest expense	-	(2)	(21)
Foreign currency loss	(202)	(394)	(155)

Income before income taxes	21,679	28,444	21,106
Provision for income taxes	3,745	5,501	3,929

Net income	$17,934	$22,943	$17,177

Earnings per share of common stock:
Basic	$0.91	$1.18	$0.91
Diluted	$0.88	$1.13	$0.86

Weighted-average shares outstanding:
Basic	19,813	19,426	18,961
Diluted	20,326	20,242	20,033

Cash dividends declared per common share	$0.34	$0.28	$0.22

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2019	2018	2017
	2018
Net income	$17,934	$22,943	$17,177
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(234)	(1,626)	2,294
Unrealized gain (loss) on short-term marketable securities	127	15	-
Total other comprehensive income (loss)	(107)	(1,611)	2,294

Comprehensive income	$17,827	$21,332	$19,471

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2016	20,040,348	$200	$85,378	$15,335	$(4,583)	1,452,810	$(8,830)	$87,500

Net income				17,177				17,177
Other comprehensive income					2,294			2,294
Issuance of common stock for stock options exercised	635,503	7	5,493					5,500
Vested restricted stock units	69,190	-	-					-
Stock-based compensation expense			2,256					2,256
Repurchase of common stock at cost						27,291	(778)	(778)
Common stock cash dividend paid				(4,179)				(4,179)

Balance at December 31, 2017	20,745,041	$207	$93,127	$28,333	$(2,289)	1,480,101	$(9,608)	$109,770

Net income				22,943				22,943
Other comprehensive income					(1,611)			(1,611)
Issuance of common stock for stock options exercised	303,379	4	2,966					2,970
Vested restricted stock units	61,804	-	-					-
Stock-based compensation expense			2,349					2,349
Repurchase of common stock at cost						21,410	(741)	(741)
Common stock cash dividend paid				(5,445)				(5,445)

Balance at December 31, 2018	21,110,224	211	98,442	45,831	(3,900)	1,501,511	(10,349)	130,235

Net income				17,934				17,934
Other comprehensive income					(107)			(107)
Issuance of common stock for stock options exercised	509,693	6	4,850					4,856
Vested restricted stock units	59,010	-	-					-
Stock-based compensation expense			2,642					2,642
Repurchase of common stock at cost						20,524	(683)	(683)
Common stock cash dividend paid				(6,736)				(6,736)

Balance at December 31, 2019	21,678,927	217	105,934	57,029	(4,007)	1,522,035	(11,032)	148,141

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net income	$17,934	$22,943	$17,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,416	4,324	4,055
Stock-based compensation	2,642	2,349	2,256
Fair value adjustments to contingent consideration obligations	171	(29)	106
Provision for doubtful accounts and allowances	388	264	230
Provision for inventory write-downs	747	671	396
Provision (benefit) for deferred income taxes	824	(2,152)	300
Gain on acquisitions and divestitures	-	(7,474)	-
Foreign currency transaction gain	(57)	259	(29)
Changes in operating assets and liabilities:
Accounts receivable	(1,301)	(1,283)	(1,507)
Inventory and other deferred costs	(11,335)	(4,262)	(1,352)
Prepaid expenses and other assets	(654)	(418)	(288)
Accounts payable and other liabilities	(596)	4,314	1,524
Net cash provided by operating activities	14,179	19,506	22,868
Investing activities
Purchases of property and equipment	(3,761)	(3,054)	(6,417)
Payments related to acquisitions	(21,240)	(12,282)	-
Purchases of short-term marketable securities	(22,699)	(19,619)	(22,541)
Proceeds from sales of marketable securities	23,600	20,500	-
Proceeds from divestitures	-	7,400	-
Net cash used in investing activities	(24,100)	(7,055)	(28,958)
Financing activities
Payment of deferred acquisition consideration	(2,059)	(1,199)	(463)
Proceeds from issuance of common stock	4,856	2,969	5,500
Purchase of treasury stock	(683)	(741)	(778)
Common stock cash dividend paid	(6,736)	(5,445)	(4,179)
Net cash provided by (used in) financing activities	(4,622)	(4,416)	80
Effect of exchange rate changes on cash and cash equivalents	11	(813)	818
Net increase (decrease) in cash and cash equivalents	(14,532)	7,222	(5,192)
Cash and cash equivalents at beginning of year	26,318	19,096	24,288
Cash and cash equivalents at end of year	$11,786	$26,318	$19,096
Supplemental disclosures of cash flow information (see Note 12).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, balloon catheters, biologic vascular grafts, biologic vascular patches, carotid shunts, polyester vascular grafts, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue and valvulotomes. Our offices are located in Burlington, Massachusetts; Chandler, Arizona; Fox River Grove, Illinois; Vaughan, Canada; Hereford, England; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; North Melbourne, Australia; Tokyo, Japan; Shanghai, China and Singapore.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018
Americas	$69,359	$63,649
Europe, Middle East and Africa	$39,480	35,319
Asia/Pacific Rim	$8,393	6,600
Total	$117,232	$105,568

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

	Year ended December 31,
	2019	2018	2017
		(in thousands)

Advertising expense	$286	$299	$305

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

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $9.0 million as of December 31, 2019.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, in Southern Europe, specifically Italy and Spain may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2019 our receivables in Italy and Spain totaled $1.0 million and $0.8 million, respectively. Receivables balances with certain publicly-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2019, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at	Additions	Deductions	Balance at
	Beginning	(recoveries) charged	from	End of
	of Period	to Income	Reserves	Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2019	$399	$388	$265	522
Year ended December 31, 2018	349	264	214	399
Year ended December 31, 2017	258	230	139	349

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term marketable securities, accounts receivable and trade payables. The fair value of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest. Unrealized gains and losses on our short-term marketable securities are recorded in other comprehensive income and were not material to our consolidated financial statements for the year ended December 31, 2019.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using straight-line method as follows:

Description	Useful Life (Years)
Computers and equipment	3	–	5
Machinery and equipment	3	–	10
Leasehold improvements	The shorter of its useful life or lease term

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

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. If required, the next step of the goodwill impairment test is to determine the fair value of the reporting unit. The implied fair value of goodwill is determined on the same basis as the amount of goodwill recognized in connection with a business combination. Specifically, the fair value of a reporting unit is allocated to all of the assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination as of the date of the impairment review and as if the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. We have determined that no goodwill impairment charges were required for the years ended December 31, 2019, 2018 or 2017.

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

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, commercial matters and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the losses we anticipate incurring in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate these losses. During the years ended December 31, 2019, 2018 and 2017, we were not subject to any material litigation or claims and assessments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2019, 2018 or 2017.

Accumulated other comprehensive loss consisted primarily of foreign currency translation adjustment losses of $4.0 million and $3.9 million as of December 31, 2019 and 2018, respectively.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$17,934	$22,943	$17,177

Weighted average shares outstanding	19,813	19,426	18,961

Basic earnings per share	$0.91	$1.18	$0.91

Diluted:
Net income available for common stockholders	$17,934	$22,943	$17,177

Weighted-average shares outstanding	19,813	19,426	18,961
Common stock equivalents, if dilutive	513	816	1,072

Shares used in computing diluted earnings per common share	20,326	20,242	20,033

Diluted earnings per share	$0.88	$1.13	$0.86

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	468	230	6

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326), which requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable, supportable forecasts that affect the collectability of the reported amount, and requires judgment in determining relevant information and estimation methods. The new standard is effective for us beginning January 1, 2020. The adoption of this standard is not expected to have a material impact on our financial statements, as the only financial assets we have that are affected by the standard are trade receivables for which we have historically employed a collectability estimation technique.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820), which modifies the disclosure requirements for fair value measurements. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as clarifying and amending other areas of existing GAAP under Topic 740. The new standard is effective for us beginning January 1, 2021, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

CardioCel and VascuCel Biologic Patches

On October 11, 2019 (the Closing Date), we entered into an Asset Purchase Agreement (APA) to acquire the biologic patch business assets and a related technology license from Admedus Ltd and various of its subsidiaries (Admedus). The biologic patch business consists of the CardioCel and VascuCel product lines, which are manufactured in a manner intended to reduce the risk of calcification. The products are sold worldwide. On the same date, the parties entered into a Transition Services Agreement (TSA) under which Admedus will manufacture and supply LeMaitre with inventory for a period of up to three years, unless extended in writing by both parties. Revenues from the acquisition date through December 31, 2019 were $1.4 million.

Under the APA we agreed to pay Admedus a total of up to $15.3 million for the purchase of substantially all of its biologic patch business assets, other than specifically identified Excluded Assets, plus $8.0 million for the technology licenses. The acquired assets (in combination with the license) included inventory, intellectual property, permits and approvals, data and records, and customer and supplier information, as well as a small amount of machinery and equipment. At closing, $14.2 million of the purchase price was paid to Admedus. Shortly thereafter another $0.3 million was paid in connection with delivery of audited financial statements of the acquired business to LeMaitre. Additional consideration may be payable as follows:

●	$0.7 million (the First Holdback) within 15 days following the first anniversary of the Closing Date;
●	$0.7 million (the Second Holdback) within 15 days following the third anniversary of the Closing Date;
●	$2.0 million (the Third Holdback) within 15 days following LMAT’s receipt of a CE mark on all acquired products;
●

$2.5 million if revenues in the first 12-month period following the Closing Date exceed $20 million, OR, $1.2 million if revenues in the first 12-month period following the Closing Date exceed $15 million;

●

$2.5 million if revenues in the second 12-month period following the Closing Date exceed $30 million, OR, $1.2 million if revenues in the first 12-month period following the Closing Date exceed $22.5 million; and

●	$0.5 million if by the first anniversary of the Closing Date Admedus extends the shelf life of the products from 36 months to at least 60 months

The following table summarizes the preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory and other	$1,343
Intangible assets	8,725
Goodwill	7,344

Purchase price	$17,412

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (years)
	(in thousands)
Customer relationships	$5,562	12.0
Intellectual property	2,335	8.0
Non-compete agreement	361	5.0
Tradenames	467	8.0

Total intangible assets	$8,725

The weighted-average amortization period of the acquired intangible assets was 10.4 years.

Tru-Incise Valve Cutter

On July 12, 2019, we entered into an agreement with UreSil, LLC, an Illinois limited liability company, to purchase the remaining assets of their Tru-Incise valve cutter business, including distribution rights in the United States. We also entered into a transition services agreement under which UreSil, LLC will continue to manufacture the acquired products for us for a specified time, until we transition the full manufacturing process to our Burlington, Massachusetts facilities. Revenues from the acquisition date through December 31, 2019 were $0.8 million.

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

The following table summarizes the preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$276
Equipmentand supplies	70
Intangible assets	4,844
Goodwill	2,748

Purchase price	$7,938

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (years)
	(in thousands)
Customer relationships	$3,945	13.0
Intellectual property	563	7.0
Non-compete agreement	233	5.0
Tradenames	103	7.0

Total intangible assets	$4,844

The weighted-average amortization period of the acquired intangible assets was 11.8 years.

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

The purchase price for the acquired assets, including the land and building, inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was €2.0 million ($2.3 million). At closing, €1.1 million ($1.3 million) was paid in cash, and €0.5 million ($0.5 million) of liabilities were assumed by LeMaitre Cardial SAS. Another €0.4 million ($0.4 million) is due in two installments, half to be paid twelve months after the closing date, and half eighteen months after the closing date. There are no contingencies associated with these holdback payments, although they may be reduced depending upon the final results of a reconciliation of the value of inventory transferred, as outlined in the agreement.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (years)
	(in thousands)
Customer relationships	€250	16.0
Intellectual property	237	5.0
Non-compete agreement	46	5.0
Tradenames	90	5.0

Total intangible assets	€623

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

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was $14.2 million. Of this amount, $11 million was paid at closing, another $2 million was paid 12 months following the closing date, and the final $1.2 million is due 24 months following the closing date.   The deferred amounts totaling $3.2 million were recorded at an acquisition-date fair value of $3.043 million using a discount rate of 3.75% to reflect the time value of money between the acquisition date and the payment due dates.

The following table summarizes the purchase price allocation. The purchase accounting is complete:

Allocated
Fair Value
(in thousands)
Inventory	$739
Equipment and supplies	416
Intangible assets	6,527
Goodwill	6,361

Purchase price	$14,043

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (years)
	(in thousands)
Customer relationships	$4,475	16.0
Intellectual property	1,316	7.0
Non-compete agreement	530	5.0
Tradenames	206	7.0

Total intangible assets	$6,527

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

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consists of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$5,359	$4,085
Work-in-process	6,238	5,095
Finished products	23,032	16,391
Other deferred costs	4,898	1,817

Total inventory and other deferred costs	$39,527	$27,388

We had inventory on consignment at customer sites of $1.9 million and $1.7 million as of December 31, 2019 and 2018, respectively.

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

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2019	2018
	(in thousands)
Computers and equipment	$4,623	$4,077
Machinery and equipment	16,245	13,718
Building and leasehold improvements	11,758	11,651

Gross property and equipment	32,626	29,446
Less accumulated depreciation	(17,772)	(15,344)

Property and equipment, net	$14,854	$14,102

During the years ended December 31, 2019, 2018 and 2017 we wrote off fully depreciated assets with gross values of $0.5 million, $1.0 million and $0.2 million, respectively.

Depreciation expense is as follows:

	Year ended December 31,
	2019	2018	2017
		(in thousands)

Depreciation expense	$2,979	$2,564	$2,266

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2019	2018

Balance at beginning of year	$29,868	$23,844
Additions for acquisitions	10,092	6,361
Divestiture adjustment	-	(135)
Effects of currency exchange	(9)	(202)

Balance at end of year	$39,951	$29,868

Other intangibles consist of the following:

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$13,502	$5,722	$7,780	$11,728	$5,726	$6,002
Trademarks, tradenames and licenses	1,807	702	1,105	2,246	1,561	685
Customer relationships	18,215	3,364	14,851	10,065	3,806	6,259
Other intangible assets	1,725	568	1,157	2,145	1,399	746

Total identifiable intangible assets	$35,249	$10,356	$24,893	$26,184	$12,492	$13,692

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of December 31, 2019, is 10.1 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2019	2018	2017
		(in thousands)

Amortization expense	$2,437	$1,760	$1,790

During the year ended December 31, 2019 we wrote off fully amortized intangible assets with a gross values of $4.5 million. Estimated amortization expense for each of the next five fiscal years, based upon the intangible assets at December 31, 2019, is as follows:

	Year ended December 31,
	2020	2021	2022	2023	2024
	(in thousands)

Amortization expense	$3,224	$2,956	$2,751	$2,677	$2,477

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Compensation and related taxes	$8,550	$7,973
Income and other taxes	1,003	2,927
Professional fees	40	43
Deferred revenue	-	552
Other	4,421	4,352

Total	$14,014	$15,847

As discussed in Note 2 above, deferred revenue relates to our divestiture of the Reddick product line and an associated transition services agreement that we entered into contemporaneously with the divestiture, under which we agreed to manufacture and sell product to the buyer at prices at or below our cost. We allocated a portion of the consideration received from the divestiture to this transition services agreement to reflect it at fair value and recorded it as deferred revenue. As the products were sold to the buyer, we amortized a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. This arrangement is now complete. The following table summarizes the changes in the deferred revenue balance during the arrangement:

	As of December 31,
	2019	2018

Beginning contract liability balance	$552	$-
Deferred revenue recorded	-	1,081
Revenue recognized upon satisfaction of performace obligations in the period	(552)	(529)

Ending balance	$-	$552

Other long-term liabilities consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Acquisition-related liabilities	$3,268	$1,326
Deferred rent	-	530
Income taxes	781	559
Other	166	196

Total	$4,215	$2,611

7. Commitments and Contingencies

Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a fourth nearby 12,878 square foot leased facility, in Burlington, Massachusetts. In October 2019 we leased an additional 26,447 square foot building in the same area from the same landlord from whom we lease the other four buildings, and also extended the lease terms on the other four buildings. All five Burlington leases now expire in December 2030. In October 2019 we also leased a 2,258 square foot facility in Hereford, England to house our United Kingdom sales and distribution business. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, including approximately 3,630 square feet added in 2019, under a lease which expires in August 2023. This lease contains two five-year renewal options. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at December 31, 2019.

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

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets was the selection of a discount rate; because we have no debt we have no incremental borrowing rate to reference. We therefore estimated an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support.

Additional information with respect to our leases is as follows:

Year ended
December 31,
2019
(in thousands)

Lease cost
Operating lease cost	$1,756
Short-term lease cost	291
Total lease cost	$2,047

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,858

Right-of-use assets obtained in exchange for new operating lease liabilities	$10,571

Weighted average remaining lease term - operating leases (years)	8.3

Weighted average discount rate - operating leases	5.25%

At December 31, 2019, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Year ending December 31,
2020	$2,419
2021	2,351
2022	1,942
2023	1,686
2024	1,573
Thereafter	10,301
Adjustment to net present value as of December 31, 2019	(4,560)

Minimum noncancelable lease liability	$15,712

Purchase Commitments

As part of our normal course of business, we have commitments to purchase $1.5 million of inventory through 2019. The purchase commitments for inventory are to be used in operations over the normal course of business and do not represent excess commitments or loss contracts.

8. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)

United States	$17,989	$22,256	$17,778
Foreign	3,690	6,188	3,328

Total	$21,679	$28,444	$21,106

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
		(in thousands)
Current:
Federal	$1,501	$4,262	$2,451
State	304	673	292
Foreign	1,116	2,718	886

	2,921	7,653	3,629
Deferred:
Federal	538	(1,512)	(268)
State	144	(145)	390
Foreign	142	(495)	178

	824	(2,152)	300

Provision for income taxes	$3,745	$5,501	$3,929

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2019, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.8 million, which may increase within the twelve months ending December 31, 2020. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2027. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

	2019	2018	2017
	(in thousands)
Unrecognized tax benefits at the beginning of year	$711	$525	$390
Additions for tax positions of current year	74	73	83
Additions for tax positions of prior years	63	113	57
Reductions for settlements with taxing authorities.	-	-	-
Reductions for lapses of the applicable statutes of limitations	-	-	(5)
Unrecognized tax benefits at the end of the year	$848	$711	$525

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Inventory	$840	$976
Net operating loss carryforwards	1,289	1,421
Tax credit carryforwards	944	828
Capital loss carryforwards	277	279
Reserves and accruals	787	802
Operating lease liabilities	3,343	-
Intangible assets	2,764	2,737
Stock options	342	373
Other	20	91

Total deferred tax assets	10,606	7,507

Deferred tax liabilities:
Property and equipment	(1,520)	(1,416)
Goodwill	(3,459)	(3,023)
Operating lease right-of-use assets	(3,224)	-
Foreign branch deferred offset	(923)	(1,032)
Other	(187)	(50)

Total deferred tax liabilities	(9,313)	(5,521)

Net deferred tax assets before valuation allowance	1,293	1,986

Valuation allowance	(1,388)	(1,255)

Net deferred tax liabiltity	$(95)	$731

Deferred tax classification
Long-term deferred tax asset	$1,084	$1,215
Long-term deferred tax liability	(1,179)	(484)

Net long-term deferred tax liability	$(95)	$731

In 2017, we increased our valuation by a net $0.2 million mainly attributable to Massachusetts credit carryforwards. In 2018, we decreased our valuation allowance by a net $0.7 million mainly attributable to Australian net operating loss and capital loss carry forwards that are now expected to be realized. In 2019, we increased our valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards.

As of December 31, 2019, we have provided a valuation allowance of $1.4 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

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

As of December 31, 2019, we have net operating loss carryforwards in Australia of $1.2 million that do not expire, in France of $2.5 million that do not expire, in Spain of $0.9 million that do not expire, and in Norway of $0.1 million that do not expire. We have a capital loss carryforward in Australia of $0.9 million that does not expire. We also have state tax credit carryforwards of approximately $1.5 million that are available to reduce future tax liabilities, which begin to expire in 2021, or can be carried forward indefinitely.

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

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	2019	2018	2017

Federal statutory rate	21.0%	21.0%	35.0%
State tax, net of federal benefit	1.9%	1.4%	1.7%
Effect of foreign taxes	2.1%	3.8%	(0.6% )
Federal tax on foreign income	0.8%	1.4%	1.7%
Valuation allowance	0.6%	(3.2% )	0.1%
Foreign deferred tax liability offset	(0.4% )	(0.3% )	(0.2% )
Manufacturing deduction	0.0%	0.0%	(1.5% )
Research & development tax credits	(1.2% )	(0.7% )	(0.6% )
Stock options	(8.8% )	(3.3% )	(15.8% )
Uncertain tax positions	1.0%	0.8%	0.6%
Other permanent differences	0.5%	(0.7% )	1.0%
Change in tax laws	0.0%	0.0%	2.9%
Deferred tax remeasurement	0.0%	0.0%	(5.0% )
Other	(0.2% )	(0.9% )	(0.7% )

Effective tax rate	17.3%	19.3%	18.6%

In August 2018, the German tax authority commenced an audit of our German subsidiary for the tax years 2013 through 2016. We expect to conclude this audit in early 2020 and pay an immaterial amount of additional German tax. We are not currently under audit in any other tax jurisdictions.

As of December 31, 2019, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2016 and forward
Foreign	2012 and forward

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

Stock Award Plans

In May 2006 we approved a 2006 Stock Option and Incentive Plan (as subsequently amended, the 2006 Plan), which became effective upon our initial public offering. The 2006 Plan allows for the granting of an aggregate 5,500,000 shares of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant. In connection with the adoption of the 2006 Plan, no further option grants were permitted under any previous stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options or RSUs with either newly issued shares or treasury shares. The total number of shares currently authorized for the 2006 Plan is 7,118,003 shares, of which 1,089,749 remain available for grant as of December 31, 2019.

We have computed the fair value of employee stock options granted each year using the following weighted average assumptions:

	2019	2018	2017
Dividend yield	0.96%	1.20%	0.70%
Volatility	42.8%	41.3%	39.1%
Risk-free interest rate	1.7%	2.7%	2.2%
Weighted average expected option term (in years)	4.7	4.8	4.6
Weighted average fair value per share of options granted	$12.51	$8.28	$10.37

A summary of option activity as of December 31, 2019 and the year then ended is presented below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
			(in years)
Balance outstanding at December 31, 2018 (1)	1,462,575	$16.41	4.54	$12,214,422

Granted	195,379	$35.53
Exercised (2)	(509,693)	$9.53		$11,488,292
Canceled / Expired	(101,167)	$17.90
Balance outstanding at December 31, 2019 (3)	1,047,094	$23.19	4.31	$13,366,595

Vested and exercisable at December 31, 2019 (4)	309,501	$19.64	3.50	$5,046,733
Expected to vest at December 31, 2019	737,593	$24.68	4.65
Total	1,047,094

(1)	The aggregate intrinsic value represents the difference between the exercise price and $23.64, the closing price of our stock on December 31, 2018, for all in-the-money options outstanding.
(2)	The aggregate intrinsic value of shares exercised represents the difference between the exercise price and the closing price of our stock on the date of exercise.
(3)	The aggregate intrinsic value represents the difference between the exercise price and $35.95, the closing price of our stock on December 31, 2019, for all in-the-money options outstanding.
(4)

The aggregate intrinsic value represents the difference between the exercise price and $35.95, the closing price of our stock on December 31, 2019, for all in-the-money options vested and exercisable as of that date.

Restricted Stock Units

A summary of our RSU activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance outstanding at December 31, 2018	217,895	$21.21

Granted	56,567	$35.41
Vested (1)	(61,058)	$18.46
Canceled	(24,723)	$22.19

Balance outstanding at December 31, 2019	188,681	$26.14

(1)	The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements.

The fair values of the RSUs that vested during 2019, 2018, and 2017 were $2.1 million, $1.9 million, and $1.9 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2019	2018

Shares of common stock repurchased	20,524	21,410
Average per share repurchase price	$33.28	$34.62
Aggregage purchase price (in thousands)	$683	$741

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2019	2018	2017
	(in thousands)
Stock option awards	$1,580	$1,457	$1,612
Restricted stock units	1,062	892	644

Total stock-based compensation	$2,642	$2,349	$2,256

Stock-based compensation is included in our statements of operations as follows:

	2019	2018	2017
	(in thousands)
Cost of sales	$310	$272	$188
Sales and marketing	544	529	403
General and administrative	1,509	1,293	1,484
Research and development	279	255	181

Total stock-based compensation	$2,642	$2,349	$2,256

We expect to record the unamortized portion of share-based compensation expense of $10.4 million for existing stock options and RSUs outstanding at December 31, 2019, over a weighted-average period of 3.8 years.

Stock Repurchase Plans

On February 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 14, 2020. On February 13, 2020, the Board extended the term of the repurchase program to February 14, 2021. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 6, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

Fiscal Year 2018
March 22, 2018	April 5, 2018	$0.070	$1,351
May 22, 2018	June 7, 2018	$0.070	$1,353
August 22, 2018	September 6, 2018	$0.070	$1,369
November 20, 2018	December 6, 2018	$0.070	$1,372

On February 13, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on March 19, 2020, to stockholders of record at the close of business on March 3, 2020, which will total approximately $1.9 million.

10. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax deferred contributions, a portion of which are matched by us. We may make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.4 million, $0.3 million and $0.2 million for 2019, 2018 and 2017, respectively.

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

Most of our revenues are generated in the United States, Germany, and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States, Australia and France. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)

United States	$63,130	$59,078	$58,470
Germany	12,400	12,445	11,576
Other countries	41,702	34,045	30,821

Net sales	$117,232	$105,568	$100,867

Total long-term assets by country, including property and equipment, net and right-of-use leased assets were as follows:

	As of December 31,
	2019	2018
	(in thousands)

United States	$24,885	$11,006
Australia	1,499	1,460
France	1,089	1,071
Germany	1,405	430
Other countries	1,184	135

Total long-term assets	$30,062	$14,102

12. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash paid for income taxes, net	$4,817	$5,521	$3,146

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2019 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2019.

As discussed in Notes 1 and 2, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2019, we recorded contingent liabilities associated with our acquisition of the CardioCel and VascuCel patch business from Admedus. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre Vascular’s success in obtaining CE marks on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.0 million and will being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired business, as well as, management’s estimates of the likelihood of Obtaining CE marks on the acquired products, as well as of Admedus’ ability to extend the shelf life of the acquired products. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable.

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$72	$1,300	$1,320
Additions	1,989	-	-
Payments	(309)	(1,199)	(126)
Change in fair value included in earnings	12	(29)	106

Ending balance	$1,764	$72	$1,300

14. Quarterly Financial Data (unaudited)

	Three months ended
2019	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$28,479	$29,483	$29,100	$30,170
Gross profit	19,464	20,315	20,166	19,908
Income (loss) from operations	4,435	5,915	5,905	4,928
Net income	3,513	4,624	5,184	4,613
Earnings per share
Basic	$0.18	$0.23	$0.26	$0.23
Diluted	$0.17	$0.23	$0.25	$0.23

	Three months ended
2018	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$25,994	$27,020	$24,165	$28,389
Gross profit	18,474	18,992	17,255	19,218
Income (loss) from operations	4,862	11,541	4,613	7,193
Net income	3,853	8,751	4,314	6,025
Earnings per share
Basic	$0.20	$0.45	$0.22	$0.31
Diluted	$0.19	$0.43	$0.21	$0.30

15. Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$(3,900)	$(2,289)	$(4,583)

Other comprehensive income (loss) before reclassifications	(107)	(1,611)	2,294
Amounts reclassified from accumulated other comprehensive loss	-	-	-

Ending Balance	$(4,007)	$(3,900)	$(2,289)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the years ended December 31, 2019, 2018 and 2017.

F-33