Form 10-Q
period 2020-03-31
LEMAITRE VASCULAR INC
filed 2020-05-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth Company “in Rule 12b-2 of the Exchange Act.

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

The registrant had 20,178,506 shares of common stock, $.01 par value per share, outstanding as of April 30, 2020.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2020	2019
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$10,944	$11,786
Short-term marketable securities	19,687	20,895
Accounts receivable, net of allowances of $452 at March 31, 2020 and $522 at December 31, 2019	16,630	16,572
Inventory and other deferred costs	40,580	39,527
Prepaid expenses and other current assets	1,881	3,312
Total current assets	89,722	92,092

Property and equipment, net	14,791	14,854
Right-of-use leased assets	14,883	15,208
Goodwill	39,773	39,951
Other intangibles, net	24,059	24,893
Deferred tax assets	1,069	1,084
Other assets	260	259
Total assets	$184,557	$188,341

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,381	$2,604
Accrued expenses	11,015	14,014
Acquisition-related obligations	2,495	2,476
Lease liabilities - short-term	1,703	1,757
Total current liabilities	16,594	20,851
Lease liabilities - long-term	13,715	13,955
Deferred tax liabilities	1,176	1,179
Other long-term liabilities	4,237	4,215
Total liabilities	35,722	40,200

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,702,142 shares at March 31,2020, and 21,678,827 shares at December 31, 2019	217	217
Additional paid-in capital	106,946	105,934
Retained earnings	58,286	57,029
Accumulated other comprehensive loss	(5,525)	(4,007)
Treasury stock, at cost; 1,523,636 shares at March 31, 2020 and 1,522,035 shares at December 31, 2019	(11,089)	(11,032)
Total stockholders’ equity	148,835	148,141
Total liabilities and stockholders’ equity	$184,557	$188,341

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2020	2019
	(in thousands, except per share data)

Net sales	$30,551	$28,479
Cost of sales	10,068	9,015

Gross profit	20,483	19,464

Sales and marketing	7,945	7,845
General and administrative	5,191	4,944
Research and development	2,994	2,240

Total operating expenses	16,130	15,029

Income from operations	4,353	4,435

Other income (expense):
Interest income	105	157
Foreign currency gain (loss)	(178)	(79)

Income before income taxes	4,280	4,513
Provision for income taxes	1,106	1,000

Net income	$3,174	$3,513

Earnings per share of common stock:
Basic	$0.16	$0.18
Diluted	$0.16	$0.17

Weighted-average shares outstanding:
Basic	20,168	19,640
Diluted	20,438	20,205

Cash dividends declared per common share	$0.095	$0.085

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Net income	$3,174	$3,513
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,208)	(261)
Unrealized gain (loss) on short-term marketable securities	(310)	69
Total other comprehensive income (loss)	(1,518)	(192)

Comprehensive income	$1,656	$3,321

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2018	21,110,224	$211	$98,442	$45,831	$(3,900)	$1,501,511	$(10,349)	$130,235

Net income				3,513				3,513
Other comprehensive income					(192)			(192)
Issuance of common stock for stock options exercised	61,419	1	478					479
Vested restricted stock units	2,026	-						-
Stock-based compensation expense			746					746
Repurchase of common stock at cost						926	(21)	(21)
Common stock cash dividend paid				(1,672)				(1,672)

Balance at March 31, 2019	21,173,669	$212	$99,666	$47,672	$(4,092)	1,502,437	$(10,370)	$133,088

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	$217	$105,934	$57,029	$(4,007)	1,522,035	$(11,032)	$148,141

Net income				3,174				3,174
Other comprehensive income (loss)					(1,518)			(1,518)
Issuance of common stock for stock options exercised	19,141	-	233					233
Vested restricted stock units	4,074	-	-					-
Stock-based compensation expense			779					779
Repurchase of common stock at cost						1,601	(57)	(57)
Common stock dividend accrued				(1,917)				(1,917)

Balance at March 31, 2020	21,702,142	217	$106,946	$58,286	$(5,525)	1,523,636	$(11,089)	$148,835

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2020	2019
	(in thousands)
Operating activities
Net income	$3,174	$3,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,538	1,284
Stock-based compensation	779	746
Fair value adjustment to contingent consideration obligations	64	44
Provision for doubtful accounts	71	121
Provision for inventory write-downs	196	238
Foreign currency transaction loss	208	(54)
Changes in operating assets and liabilities:
Accounts receivable	(368)	30
Inventory and other deferred costs	(1,861)	(2,370)
Prepaid expenses and other assets	659	(261)
Accounts payable and other liabilities	(3,271)	(3,510)
Net cash provided by (used in) operating activities	1,189	(219)

Investing activities
Purchases of property and equipment and other assets	(863)	(802)
Purchases of short-term marketable securities	(2,103)	(10,954)
Sales of short-term marketable securities	3,000	-
Payments related to acquisitions	(59)	-
Net cash used in investing activities	(25)	(11,756)

Financing activities
Payments of deferred acquisition consideration	-	(33)
Proceeds from issuance of common stock	233	457
Purchase of treasury stock	(57)	-
Common stock cash dividend paid	(1,917)	-
Net cash provided by (used in) financing activities	(1,741)	424

Effect of exchange rate changes on cash and cash equivalents	(265)	(1)
Net increase (decrease) in cash and cash equivalents	(842)	(11,552)
Cash and cash equivalents at beginning of period	11,786	26,318
Cash and cash equivalents at end of period	$10,944	$14,766
Supplemental disclosures of cash flow information (see Note 12)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; Hereford, England; North Melbourne, Australia; Tokyo, Japan; Shanghai, China; and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. While the Company has not experienced a material adverse impact on its financial condition and results of operations from the COVID-19 pandemic to date, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general, and the Company is anticipating decreased revenues for its products in the near future.  However, the magnitude and duration of the impact on our revenues and operations from COVID-19 is uncertain and cannot currently be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of May 8, 2020, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts from COVID-19.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by     management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
	($ in thousands)

Americas	$18,336	$16,375
Europe, Middle East and Africa	10,350	10,013
Asia/Pacific Rim	1,865	2,091
Total	$30,551	$28,479

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

 Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments, including accounts receivable. The new standard was effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, which, among other provisions, eliminates “step 2” from the goodwill impairment test. The annual, or interim, goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard was effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on our financial statements.

 In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820), which modifies the disclosure requirements for fair value measurements. The new standard was effective for us beginning January 1, 2020. The adoption of this standard did not have a material impact on our financial statements.

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

2. Income Tax Expense

As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income during the carryback period or in the future; and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations. We do not provide for income taxes on undistributed earnings of certain foreign subsidiaries, as our intention is to permanently reinvest these earnings.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2020 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries. Our 2019 income tax expense varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2020, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $780,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2027. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2020
(in thousands)
Unrecognized tax benefits as of December 31, 2019	$848
Additions for tax positions of current year	-
Additions for tax positions of prior years	(9)
Reductions for settlements with taxing authorities	(59)
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of March 31, 2020	$780

As of March 31, 2020, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2016 and forward
Foreign	2013 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$4,859	$5,359
Work-in-process	5,987	6,238
Finished products	24,526	23,032
Other deferred costs	5,208	4,898

Total inventory and other deferred costs	$40,580	$39,527

We had inventory on consignment at customer sites of $1.9 million at March 31, 2020 and December 31, 2019.

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

The fair market valuations associated with these transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long-range strategic plans and other estimates. Our assumptions associated with these Level 3 valuations are discussed below and in Note 13 to these financial statements.

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

Under the APA we agreed to pay Admedus a total of up to $15.3 million for the purchase of substantially all of its biologic patch business assets, other than specifically identified Excluded Assets, plus $8.0 million for the technology license. The acquired assets (in combination with the license) included inventory, intellectual property, permits and approvals, data and records, and customer and supplier information, as well as a small amount of machinery and equipment. At closing, $14.2 million of the purchase price was paid to Admedus. Shortly thereafter another $0.3 million was paid in connection with delivery of audited financial statements of the acquired business to LeMaitre. Additional consideration may be payable as follows:

●	$0.7 million (the First Holdback) within 15 days following the first anniversary of the Closing Date;
●	$0.7 million (the Second Holdback) within 15 days following the third anniversary of the Closing Date;
●	$2.0 million (the Third Holdback) within 15 days following LeMaitre’s receipt of a CE mark on all acquired products;
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

Tru-Incise Valve Cutter

On July 12, 2019, we entered into an agreement with UreSil, LLC to purchase the remaining assets of their Tru-Incise valve cutter business, including distribution rights in the United States. We also entered into a transition services agreement under which UreSil, LLC continued to manufacture the acquired products for us for a specified time, until we transitioned the full manufacturing process to our Burlington, Massachusetts facilities. This manufacturing transfer is now complete.

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

Cardial

On October 22, 2018, we acquired the business assets of Cardial, a company located in Saint-Etienne, France. The Cardial business consists of the manufacturing of polyester vascular grafts, valvulotomes, surgical glue and original equipment manufacturing (OEM) services.

The purchase price for the acquired assets, including the land and building, inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was €2.0 million ($2.3 million). At closing, €1.1 million ($1.3 million) was paid in cash, and €0.5 million ($0.5 million) of liabilities were assumed by LeMaitre Cardial SAS. Another €0.4 million ($0.4 million) was due in two installments, half to be paid twelve months after the closing date, and half eighteen months after the closing date, subject to possible reductions depending upon the results of a reconciliation of the value of inventory transferred, as outlined in the agreement, or for certain post-closing claims. The first of these two payments was not required to be made based on the inventory reconciliation results. The second payment was made in April 2020, in a reduced amount based on the inventory reconciliation results, as well as other post-closing claims.

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

Applied Medical Clot Management Business

On September 20, 2018, we entered into an agreement to acquire the assets of the embolectomy catheter business of Applied Medical Resources Corporation (Applied). The acquired business consists of several embolectomy, thrombectomy and irrigation catheter product lines. On the same date, we entered into a transition services agreement (TSA) under which Applied would manufacture and supply us with inventory for a period of twelve months, unless extended by both parties. The TSA was not extended.

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was $14.2 million. Of this amount, $11.0 million was paid at closing, and another $2.0 million was paid 12 months following the closing date. The final $1.2 million is due 24 months following the closing date.   The deferred amounts totaling $3.2 million were recorded at an acquisition-date fair value of $3.0 million using a discount rate of 3.75% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims.

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

Reddick Divestiture

On April 5, 2018, we entered into an agreement to sell the inventory, intellectual property and other assets associated exclusively with our Reddick cholangiogram catheter and Reddick-Saye screw product lines for $7.4 million to Specialty Surgical Instrumentation. At the same time, we entered into a transition services agreement (TSA) under which we would continue to manufacture and supply these products to the buyer for a period of up to two years unless extended by both parties, as well as a balloon supply agreement under which we will supply balloons, a component of the cholangiogram catheters, to the buyer for a period of up to six years unless extended by both parties. We recorded a gain during the quarter ended June 30, 2018 in connection with these agreements of $5.9 million. The following table summarizes the allocation of consideration received:

Allocated
Fair Value
(in thousands)
Inventory	$308
Deferred revenue - transition services agreement	1,081
Goodwill	135
Gain on divestiture	5,876

Consideration received	$7,400

Under the terms of the TSA, we agreed to manufacture the Reddick products for the buyer at prices at or in some cases below our cost. We allocated a portion of the consideration received to the TSA to reflect it at fair value and recorded it as deferred revenue. As the products were sold to the buyer, we amortized a portion of the deferred revenue to adjust the gross margin on the sale to fair value on a specific identification basis. The TSA ended by mutual agreement during the quarter ended September 30, 2019 and all remaining deferred revenue was recognized.

5. Goodwill and Other Intangibles

Goodwill consists of the following as of March 31, 2020 (in thousands):

Balance at December 31, 2019	$39,951

Additions for acquisitions	59
Effects of currency exchange	(237)

Balance at March 31, 2020	$39,773

Other intangible assets consist of the following:

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$13,502	$6,038	$7,464	$13,502	$5,722	$7,780
Trademarks, tradenames and licenses	1,807	749	1,058	1,807	702	1,105
Customer relationships	18,215	3,700	14,515	18,215	3,364	14,851
Other intangible assets	1,663	641	1,022	1,725	568	1,157

Total identifiable intangible assets	$35,187	$11,128	$24,059	$35,249	$10,356	$24,893

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2020 is 10.2 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended March 31,
	2020	2019
	(in thousands)

Amortization expense	$834	$555

We estimate that amortization expense for the remainder of 2020 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2020	2021	2022	2023	2024	2025
	(in thousands)

Amortization expense	$2,391	$2,956	$2,751	$2,677	$2,478	$2,253

6. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at three adjacent 27,098 square foot, 27,289 square foot and 15,642 square foot leased facilities, as well as a fourth nearby 12,878 square foot leased facility, in Burlington, Massachusetts. In October 2019 we leased an additional 26,447 square foot building in the same area from the same landlord from whom we lease the other four buildings, and also extended the lease terms on the other four buildings. All five Burlington leases now expire in December 2030. In October 2019 we also leased a 2,258 square foot facility in Hereford, England to house our United Kingdom sales and distribution business. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, including approximately 3,630 square feet added in 2019, under a lease which expires in August 2023. This lease contains two five-year renewal options. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at March 31, 2020.

We also lease automobiles under operating leases in the U.S. as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time.

We account for leases under the provisions of ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this guidance, we are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard and for leases entered into subsequently was the selection of a discount rate; because we have no debt we have no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support.

Additional information with respect to our leases is as follows:

	Three Months Ended
	March 31,
	2020	2019
Lease cost
Operating lease cost	474	422
Short-term lease cost	13	68
Total lease cost	$487	$490

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$591	$514

Right-of-use assets obtained in exchange for new operating lease liabilities	$149	$217

Weighted average remaining lease term in years - operating leases	8.6	4.2

Weighted average discount rate - operating leases	5.25%	5.25%

At March 31, 2020, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2020	$1,922
Year ending December 31,
2021	2,354
2022	1,986
2023	1,685
2024	1,571
Thereafter	10,288
Adjustment to net present value as of March 31, 2020	(4,388)

Minimum noncancelable lease liability	$15,418

 7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Compensation and related taxes	$4,899	$8,550
Income and other taxes	1,073	1,003
Professional fees	236	40
Other	4,807	4,421

Total	$11,015	$14,014

Other long-term liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Aquisition-related liabilities	$3,306	$3,268
Income taxes	771	781
Other	160	166

Total	$4,237	$4,215

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States, Australia and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2020	2019
	(in thousands)
United States	$17,000	$14,758
Germany	3,294	3,080
Other countries	10,257	10,641

Net Sales	$30,551	$28,479

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Stock option awards	$500	$447
Restricted stock units	279	299

Total share-based compensation	$779	$746

Stock-based compensation is included in our statements of operations as follows:

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Cost of sales	$81	$82
Sales and marketing	159	158
General and administrative	454	419
Research and development	85	87

Total stock-based compensation	$779	$746

We did not grant any options during the three-month periods ended March 31, 2020 or 2019. During the quarter ended March 31, 2020, we awarded 2,100 restricted stock units. We issued approximately 23,000 and 63,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the three months ended March 31, 2020 and 2019, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,174	$3,513

Weighted average shares outstanding	20,168	19,640

Basic earnings per share	$0.16	$0.18

Diluted:
Net income available for common stockholders	$3,174	$3,513

Weighted-average shares outstanding	20,168	19,640
Common stock equivalents, if dilutive	270	565
Shares used in computing diluted earnings per common share	20,438	20,205

Diluted earnings per share	$0.16	$0.17

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	468	542

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

  Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

On April 28, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on June 4, 2020, to stockholders of record at the close of business on May 20, 2020, which will total approximately $1.9 million.

12. Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash paid for income taxes, net	$526	$2,173

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2020 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2020.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2019, we recorded contingent liabilities associated with our acquisition of the CardioCel and VascuCel patch business from Admedus. The agreement included the potential for us to pay up to $7.8 million of additional consideration beyond payments made at closing, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to us, which was paid in November 2019; $2.0 million contingent on LeMaitre Vascular’s success in obtaining CE marks on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired business, management’s estimate of the likelihood of obtaining CE marks on the acquired products, and management’s estimate of Admedus’ ability to extend the shelf life of the acquired products.

	Threee months ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$1,765	$72
Additions	-	-
Payments	-	(33)
Change in fair value included in earnings	28	(13)

Ending balance	$1,793	$26

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 consisted primarily of foreign currency translation:

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$(4,007)	$(3,900)

Other comprehensive income (loss) before reclassifications	(1,518)	(192)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(5,525)	$(4,092)

 15. Assets Held for Sale

During the three months ended March 31, 2020, in connection with our planned transfer of the manufacturing of our Omniflow II ovine biologic graft to our Burlington, Massachusetts facility, management committed to and executed a plan to sell our land and building located in North Melbourne, Australia for A$2.7 million ($1.7 million). The sale is expected to close in September 2020, though no assurance can be given that the sale will be consummated at such time, or at all. These assets, with a net book value of A$1.9 million ($1.2 million) as of March 31, 2020, met the criteria to be classified as assets held for sale as of that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, particularly risks related to the regulatory environment, our common stock, fluctuations in our quarterly and annual results, our ability to successfully integrate acquisitions into our business, and risks related to our business and industry generally, such as risks inherent in the process of developing and commercializing products and services that are safe and effective for use in the peripheral vascular disease market. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. No forward-looking statement can be guaranteed and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements. These risks and uncertainties include, but are not limited to: the duration and severity of the impact of COVID-19 on the global economy, our customers, our suppliers and our company; compliance with foreign regulatory requirements to market our products outside the United States; the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; the risk that we may not be able to maintain our recent levels of profitability; the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the acceleration or deceleration of product growth rates; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that a recall of our products could result in significant costs or negative publicity; the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AnastoClip, Cardial, CardioCel, Omniflow, ProCol, RestoreFlow, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants primarily for the treatment of peripheral vascular disease. We also provide processing and cryopreservation services of human tissue for implantation in patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that prior to the COVID-19 pandemic, the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $750 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

The COVID-19 pandemic has significantly impacted the markets into which we sell devices, our sales and our operations. In response to COVID-19, in many territories, hospitals are limiting or prohibiting the conduct of elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been limited or eliminated due to restrictions imposed by hospitals or local governments. These dynamics have resulted in, and we expect will continue to result in, decreased sales, as described further below. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law. We have also undertaken measures to reduce our operating costs, including significant wage cuts and a reduction in force of approximately 13% of our full-time employee population.

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

Our biologic offerings include vascular and cardiac patches, vascular grafts, and surgical glue, and in the current quarter represented 40% of worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

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

 Our ability to execute on the foregoing opportunities on a timely basis or at all will likely be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of March 31, 2020, our sales force was comprised of 103 sales representatives in North America, Europe and Asia/Pacific Rim, including three export managers, one in each of the three geographic regions. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have other North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with other European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, and we have Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and North Melbourne, Australia. During the current quarter, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other geographies through distributors.

Historically we have experienced success in lower-rivalry niche product segments, for example the markets for valvulotome devices and carotid shunts. In some of these markets, however, such as the market for biological vascular patches, we have faced increased competition, which has inhibited our ability to continue to increase market share or to implement selling price increases. In the valvulotome market, our highly differentiated devices have historically allowed us to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as our ProCol biologic graft product line, where we face strong competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

In March 2018, we terminated our master distribution agreement with Sinopharm United Medical Device Co., Ltd. (Sinopharm), under which we sold our powered phlebectomy devices for distribution in China. In April 2018, we began selling these products to sub-distributors in China.  In June 2019, we agreed to purchase at a discount all of Sinopharm’s remaining inventory of our powered phlebectomy devices in settlement of the lawsuit they filed against us in China.

•

During 2018, we entered into definitive agreements with several former Applied Medical and Cardial distributors in Europe and Asia in order to terminate their distribution of our recently-acquired embolectomy catheter, polyester graft and valvulotome products, and we began selling direct-to-hospitals in those geographies. The termination fees totaled approximately $0.1 million.

As of March 31, 2020, we had 103 sales representatives versus 109 at March 31, 2019. On April 14, 2020, however, we terminated 11 sales representative positions in the Americas, representing 23% of all Americas sales representatives. We took this action in connection with the negative sales impact resulting from the COVID-19 pandemic, after having previously reduced the number of worldwide sales representatives in February 2020 by ten as a general cost-cutting measure.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In April 2018, we divested our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Specialty Surgical Instrumentation for $7.4 million.

•

In September 2018, we acquired the assets of the embolectomy catheter business from Applied Medical for $14.2 million. We have initiated a project to transfer the manufacturing of the acquired devices to our Burlington facility. We expect this transition to be complete in the second half of 2020.

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

•	In October 2019, we entered into an agreement with Admedus Ltd. to purchase the assets of their biologic patch business for $15.5 million plus additional payments of up to $7.8 million, depending upon the satisfaction of certain contingencies.

In addition to relying upon acquisitions for growth, we also rely on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.

•	In 2019, we launched XenoSure Plus aimed at a segment of the market that prefers using a biologic patch that is thicker and stiffer in nature than our standard patch.

•	In 2019, we also launched DuraSure, a biologic patch indicated for closing or repairing dural defects during open neurosurgical procedures.

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration as well as for adults with extensive valve disease

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In 2017, we expanded the Burlington clean rooms in which many of our biologic offerings, including XenoSure and ProCol, are currently produced or processed. The cost of the facility renovation was approximately $3.0 million.

•

In September 2018, we acquired the embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the manufacturing of these devices to our Burlington facility. We expect this transfer to be complete in the second half of 2020.

•

In late 2018 and into 2019, we further expanded our biologic clean room at a cost of approximately $2.0 million, in order to transfer in the manufacture of our Omniflow II ovine biologic graft from our North Melbourne, Australia facility. This transfer will be completed in 2020.

Our execution of these business opportunities may affect the comparability of our financial results from period to period and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2020, approximately 44% of our sales took place outside the United States, and in most cases in currencies other than the U.S. dollar. We expect that sales in foreign currencies will represent a significant percentage of our future sales. Selling, marketing, and administrative expenses related to these sales are similarly denominated in foreign currencies, partially mitigating our exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the exchange rate changed. For the three months ended March 31, 2020, we estimate that the effects of changes in foreign exchange rates decreased sales by approximately $0.3 million, as compared to rates in effect for the three months ended March 31, 2019.

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

Results of Operations

During the quarter ended March 31, 2020, we began to experience negative effects on our revenues and operations as a result of the COVID-19 global pandemic. While our revenues increased 7% during the quarter ended March 31, 2020 as compared to the prior year quarter, we estimate that revenues for the latter one-third of the month of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France. Many of our sales offices were closed in the second half of March, and wherever possible our employees are now working from their homes. In the case of our Burlington manufacturing operations, we instituted a one-week plant closure so that we could redesign manufacturing lines to allow for greater physical distance between employees. In addition, we initiated a two-shift schedule in Burlington to facilitate social distancing.

We currently expect to see a continued negative impact from COVID-19 on our revenues, gross profit and potentially our gross margin for the remainder of 2020, but it is difficult to estimate by how much, due to the uncertain duration and severity of the pandemic.

In April 2020, we initiated a plan to reduce our global workforce by approximately 13%, and to reduce salaries for certain retained employees. The structured salary reduction program applies to all employees earning more than $40,000 per year and will only be applied outside of the United States to the extent permissible under applicable local laws and regulations. These salary reductions are currently expected to be in place until December 31, 2020.

For the reasons described above, we expect that future results will be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2020	2019	change
	($ in thousands)
Net sales	$30,551	$28,479	7%

Net sales by geography:
Americas	$18,336	$16,375	12%
Europe, Middle East and Africa	10,350	$10,013	3%
Asia/Pacific Rim	1,865	2,091	(11% )
Total	$30,551	$28,479	7%

Net sales. Net sales increased $2.1 million or 7% to $30.6 million for the three months ended March 31, 2020, compared to $28.5 million for the three months ended March 31, 2019. The increase was due primarily to our recently acquired CardioCel bovine patch product with sales of $1.7 million in the current quarter. Sales of allografts also increased $1.0 million, and valvulotome sales increased $0.6 million. Partially offsetting these increases were decreased OEM sales of $0.5 million related to the cholangiogram catheter product line divestiture, decreased OEM sales from Cardial of $0.3 million and decreased sales of powered phlebectomy systems of $0.4 million. We estimate that the strengthening U.S. dollar during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 decreased our net sales by $0.3 million.

Direct-to-hospital net sales were 94% of our total net sales for both of the three-month periods ended March 31, 2020 and 2019.

Net sales by geography. Net sales in the Americas increased $2.0 million or 12% for the three months ended March 31, 2020 as compared to March 31, 2019, due primarily to increases in our recently acquired CardioCel bovine patch product line of $1.1 million, increased sales of allografts of $1.0 million, and valvulotomes of $0.5 million. These increases were partly offset by decreased OEM sales of $0.5 million related to the cholangiogram catheter product line divestiture.

Europe, Middle East and Africa (“EMEA”) net sales increased $0.3 million, or 3% for the three months ended March 31, 2020 as compared to March 31, 2019. Increased sales of CardioCel bovine patches of $0.5 million and carotid shunts of $0.1 million were partially offset by decreased OEM sales from Cardial of $0.3 million and Omniflow ovine grafts of $0.1 million. Across all product lines, we estimate that the weaker Euro during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 decreased our net sales by $0.2 million.

Asia/Pacific Rim net sales decreased $0.2 million, or 11% for the three months ended March 31, 2020 as compared to March 31, 2019, primarily due to comparatively lower sales in China. Decreased sales of powered phlebectomy systems of $0.2 million, embolectomy catheters of $0.1 million, and anastomotic clips of $0.1 million were partially offset by increased sales of CardioCel bovine patches of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)					Percent
	2020	2019	Change		change
	($ in thousands)
Gross profit	$20,483	$19,464	$1,019		5%

Gross margin	67.0%	68.3%	(1.3%	)	*

*Not applicable

Gross Profit. Gross profit increased $1.0 million to $20.5 million for the three months ended March 31, 2020, while gross margin decreased 130 basis points to 67.0% in the period. The increase in gross profit was driven by higher sales in the March 2020 period. The decrease in gross margin percentage was driven primarily by increased allograft sales of $1.0 million which carry a comparatively lower gross margin, manufacturing inefficiencies related to our allograft and biologic patch product lines, and costs of $0.2 million related to the recall of our over-the-wire embolectomy catheter product line.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2020	2019	$ Change	change

Sales and marketing	$7,945	$7,845	$100	1%
General and administrative	5,191	4,944	247	5%
Research and development	2,994	2,240	754	34%
Total	$16,130	$15,029	$1,101	7%

	Three months ended March 31,
	2020	2019
	% of Net Sales	% of Net Sales	Change

Sales and marketing	26%	28%	(2%)
General and administrative	17%	17%	(0%)
Research and development	10%	8%	2%

Sales and marketing. For the three months ended March 31, 2020, sales and marketing expense increased 1% to $7.9 million. The increase was driven mainly by higher facilities costs as well as the purchase of cell phones for the sales force. Compensation and related costs were unchanged, while travel expenses decreased slightly, especially in the month of March 2020 due to travel restrictions related to the COVID-19 global pandemic. As a percentage of net sales, sales and marketing expense decreased to 26% in the three months ended March 31, 2020 from 28% in the prior period.

General and administrative. For the three months ended March 31, 2020, general and administrative expense increased 5% to $5.2 million. Higher acquisition-related costs of $0.3 million, including primarily amortization of intangibles assets, were partially offset by lower professional fees and travel expense. As a percentage of sales, general and administrative expense was 17% for both of the three-month periods ended March 31, 2020 and 2019.

Research and development. For the three months ended March 31, 2020, research and development expense increased 34% to $3.0 million.  Product development and process engineering expenses increased $0.2 million or 15% on a combined basis, in large part due to transitioning certain acquired products to our Burlington manufacturing operations. Clinical and regulatory expenses increased $0.7 million, related to regulatory submissions for our products in geographies such as China and Japan, and testing related to our biologic product offerings. Royalty expense decreased by $0.1 million due to the end of underlying arrangements. As a percentage of sales, research and development expense increased to 10% for the three months ended March 31, 2020, as compared to 8% in the prior year.

Income tax expense. We recorded a tax provision of $1.1 million on pre-tax income of $4.3 million for the three months ended March 31, 2020, compared to a $1.0 million tax provision on pre-tax income of $4.5 million for the three months ended March 31, 2019. Our effective income tax rate was 25.8% for the three month period ended March 31, 2020. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.4%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

Our effective income tax rate was 22.3% for the three month period ended March 31, 2019. Our 2019 provision was based on the estimated annual effective tax rate of 25.8%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2019 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of March 31, 2020, we have provided a valuation allowance of $1.4 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalents were $10.9 million as compared to $11.8 million at December 31, 2019. We also had $19.7 million in a short-term managed income mutual fund investment as of March 31, 2020 compared to $20.9 million as of December 31, 2019. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the United States is available for corporate use, with the exception of $2.3 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On February 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise. On February 13, 2020, our Board extended the term of this repurchase program to February 14, 2021. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term borrowings, and funds generated from our operations.

We recognized operating income of $4.3 million for the three months ended March 31, 2020. For the year ended December 31, 2019, we had operating income of $21.7 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, make share repurchases and make deferred payments related to prior acquisitions. As discussed above under Results of Operations, during the quarter ended March 31, 2020, we began to experience negative effects on our revenues and operations as a result of the COVID-19 global pandemic. While our revenues increased 7% during the quarter ended March 31, 2020 as compared to the prior year quarter, we estimate that revenues for the latter one-third of the month of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France.

We currently expect to see a continued negative impact from COVID-19 on our revenues for the remainder of 2020, but it is difficult to estimate by how much, due to the uncertain duration and severity of the pandemic.

In April 2020, we initiated a plan to reduce our global workforce by approximately 13%, and to reduce salaries for certain retained employees. The structured salary reduction program applies to all employees earning more than $40,000 per year and will only be applied outside of the United States to the extent permissible under applicable local laws and regulations. These salary reductions are expected to be in place until December 31, 2020.

For the reasons described above, we expect that future results will be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

With the above-mentioned workforce reduction and salary reductions implemented, we believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or borrow funds from, or establish a revolving credit facility with a financial institution. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently-forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

On April 28, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on June 4, 2020, to stockholders of record at the close of business on May 20, 2020, which will total approximately $1.9 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2020	2019	Net Change
Cash and cash equivalents	$10,944	$14,766	$(3,822)

Cash flows provided by (used in):
Operating activities	$1,189	$(219)	$1,408
Investing activities	(25)	(11,756)	11,731
Financing activities	(1,741)	424	(2,165)

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2020, consisting of $3.2 million in net income, adjustments for non-cash or non-operating items of $2.9 million (including depreciation and amortization of $1.5 million, stock-based compensation of $0.8 million, provisions for inventory write-offs and doubtful accounts of $0.3 million) and also a net use of working capital of $4.8 million. The net cash used for working capital was driven by a decrease in accounts payable and accrued expenses of $3.3 million including primarily payments associated with our annual bonus plan, an increase in inventory and other deferred costs of $1.9 million, and an increase in accounts receivable of $0.4 million, in part offset by a decrease in prepaid and other assets.

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2019, consisting of $3.5 million in net income, adjustments for non-cash or non-operating items of $2.4 million (including depreciation and amortization of $1.3 million, stock-based compensation of $0.7 million, provisions for inventory write-offs and doubtful accounts of $0.3 million) and also a net use of working capital of $6.1 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $2.4 million, a decrease in accounts payable and accrued expenses of $3.8 million including primarily payments associated with our annual bonus plan and for estimated taxes, offset by a decrease in accounts receivable of $0.1 million.

Net cash used in investing activities. Net cash used in investing activities was $25,000 for the three months ended March 31, 2020, including net sales and purchases of marketable securities of $0.9 million offset by expenditures on equipment and technology of $0.9 million.

Net cash used in investing activities was $11.8 million for the three months ended March 31, 2019, including purchases of marketable securities of $11.0 million and expenditures on equipment and technology of $0.8 million.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $1.7 million for the three months ended March 31, 2020, consisting primarily of payment of dividends of $1.9 million offset by proceeds from stock option exercises of $0.2 million net of shares repurchased to cover employee payroll taxes.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2019, consisting primarily of proceeds from stock option exercises of $0.5 million net of shares repurchased to cover employee payroll taxes, and deferred payments for acquisitions of less than $0.1 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments, and have not changed significantly since December 31, 2019 as reported in our Annual Report on Form 10-K. As referenced below under Critical Accounting Policies and Estimates, our operating lease contractual obligations are now recorded as liabilities on our balance sheet.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes in our critical accounting policies during the three months ended March 31, 2020. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2020 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2020 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of April 30, 2020, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 global pandemic outbreak has begun to cause disruptions in our business that are expected to continue for an indefinite period of time.

We, like many companies around the world, have begun experiencing negative effects on our revenues and operations as a result of the COVID -19 global pandemic. The significant geographic spread of the pandemic has adversely affected the global economy, and has begun to manifest in reduced demand for our products, many of which are used in elective procedures. While our revenues increased 7% during the quarter ended March 31, 2020 as compared to the prior year quarter, we estimate that revenues for the latter one-third of the month of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France.

Since March 31, 2020, our revenues have continued to be considerably lower than in recent periods. We currently expect the impact on our revenues to continue for the rest of this year, but it is difficult to estimate by how much, due to the uncertainty of the duration and severity of the pandemic. In addition, a recession resulting from the spread of COVID-19 could materially affect our revenues, our business and the value of our common stock.

In addition to reduced revenues, we have experienced other adverse impacts to our business, including, but not limited to, the full or partial closure of certain of our sales offices, significant restrictions on our employees’ ability to travel, prohibitions or limitations on our sales representatives’ access to customers, a reduction in our manufacturing capacity in order to allow more physical distance between employees to reduce the potential for spread of the disease, and delays in our clinical trial for XenoSure in China. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Certain measures we have taken to reduce costs as a result of the COVID-19 pandemic may impact employee morale, burden remaining employees and result in increased attrition rates, which could adversely impact our business.

In order to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic, we initiated a reduction in force in April to reduce our global workforce by approximately 13% and a structured salary reduction program to cut salaries for employees earning more than $40,000 per year, subject to applicable laws and regulations. Additionally, we had previously implemented a reduction in force in February to reduce our global workforce by approximately 7% for general cost-cutting purposes.  Contraction in our employee base may result in remaining employees becoming overburdened and certain activities or initiatives being delayed or abandoned.  These results, along with significant salary reductions, may adversely impact employee morale and cause employee attrition.  Additionally, as a result of our reductions in force, we may not be able to provide the same level of service to our customers as we did prior to those reductions, which may result in a loss of sales.  We cannot assure you that one or more of these results will not harm our business.

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

When we acquire a product line, we often enter into an agreement with the seller of the product line for a period of one to three years for the supply of acquired product until we can transition product manufacture to our facilities. Those arrangements are always sole source supply arrangements with a supplier that has determined to divest the product it is manufacturing. As a result, the supplier may not allocate sufficient resources to the manufacture of our product in favor of dedicating resources to its remaining business. Additionally, there is significant supply risk if the supplier does not have the financial means to continue to supply product. For example, in the case of our acquisition of the CardioCel and VascuCel biologic patches, Admedus Ltd and its affiliates have agreed to continue to supply those products to us for up to three years. For the year ended December 31, 2018, Admedus Ltd reported revenue from continuing operations of AU$25.6 million and a loss before income tax from continuing operations of AU$24.7 million, and for the year ended December 31, 2019, Admedus Ltd reported revenue from continuing operations of AU$17.1 million and a loss before income tax from continuing operations of AU$6.2 million.  If Admedus fails to meet its obligations under the supply agreement on a timely basis, or at all, then we may experience interruptions in our supply of the acquired products or we may not receive a future supply of the acquired products until we establish our own manufacturing. Our plan to establish our own CardioCel/VascuCel manufacturing operations has been delayed due to statewide restrictions on construction in Massachusetts as a result of the COVID-19 pandemic. If we do not have sufficient supply of an acquired product, this could lead to loss of sales, customer dissatisfaction and damage to our reputation, and our financial condition or results of operations could be harmed.

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

Our products are regulated in the European Union (EU) under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity to the essential requirements of the MDD, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE mark certifications to sell nearly all of our products, though currently there is a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning all services related to the MDD. On June 13, 2019, the Notified Body that issued the majority of our CE mark certifications, Lloyd's Register Quality Assurance or LRQA, notified its clients that it would cease providing all Notified Body services relating to the MDD to all clients, including us, as of September 12, 2019, which date was subsequently extended to September 30, 2019. As a result, all LRQA-issued CE mark certifications, unless earlier transferred to a new Notified Body, would lapse as of such date. Prior to receipt of such notice, we had begun transitioning our CE mark certifications to a new Notified Body, TUV SUD. However, TUV SUD was unable to complete all work necessary to reissue our CE mark certifications by September 30, 2019. Under the MDD, only product placed on the European market at our European subsidiary prior to September 30, 2019 is eligible for sale to EU countries. As a result, prior to September 30, 2019, we manufactured and shipped inventory in amounts that for most products we believe would be sufficient to supply our EU customers while we await reissuance of the CE mark certifications by TUV SUD. CE mark certifications were reissued in February 2020 for many of our products. For some products for which CE marks have not yet been reissued, we expect to continue selling product from our inventory reserves already placed on the market in the EU prior to September 30, 2019, which we believe are adequate to meet demand. However, we do not expect reissuance of our CE mark certifications 1) for XenoSure until Q2 2020, 2) for AlboGraft and certain of our over-the-wire embolectomy catheters until Q3 2020, 3) for Anastoclip AC closure systems, Anastoclip GC closure systems, Flexcel carotid shunts and LifeSpan ePTFE vascular grafts until Q1 2021 and 4) for AlboSure vascular patches until Q4 2021. We have started to experience backorders related to the inventory of such products held by our European subsidiary. If the reissuance of our CE marks for any of our products is materially delayed or withheld, our revenues could be further impacted due to our saleable inventory reserves becoming depleted and our business could be harmed.

Additionally, the CE mark for our Omniflow II graft will lapse due to the delays in the ability of our Notified Body for this product, TUV Rheinland, to review our manufacturing site change application from North Melbourne, Australia to Burlington, Massachusetts. This delay will also subject Omniflow II to an MDR application process earlier than we expected. This will result in a lapse in the CE mark certification for Omniflow II from June 2020 until we receive the CE mark certification of Omniflow II, which we expect to occur by Q4 2021. We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply our customers until Q3 2021, based on historical sales, and as a result, we may go into backorder for Omniflow II until the MDR CE mark is issued. If the CE mark certification for Omniflow II is materially delayed or withheld, our European revenues could be impacted due to our saleable inventory reserves becoming depleted and our business could be harmed.

In April 2017, the EU adopted new regulations for medical devices (MDR), which replace the MDD and apply beginning May 26, 2021. Our products will be subject to the MDR, which require all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As our Notified Bodies start to transition from MDD to MDR, they have begun to impose more rigorous requirements on us in order to obtain approval to renew the CE marks on certain of our products. For example, we have been informed by BSI, our Notified Body for the product lines manufactured in our Saint-Etienne, France facility, that they require more clinical data for three of the four product lines for the continuance of the CE mark certifications and the upcoming MDR certifications for such devices. If we fail to obtain sufficient clinical data for these products, our current CE marks may be suspended or not issued in a timely manner or at all, and future sales of those products could be adversely impacted. Additionally, if we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

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

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of or prohibit the sale of, any of our products. For example, in March 2020 we conducted a worldwide recall of a substantial number of our over the wire embolectomy catheters due to a risk of the balloon catheter failing to deflate during use. We have experienced backorders for these products as we address this issue. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

In February 2011, our Board of Directors adopted a quarterly dividend program for the purpose of returning capital to our stockholders. However, we have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risks and uncertainties described in our most recent Annual Report on Form 10-K and in the other documents we file from time to time with the SEC. Future dividends, if any, will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors, including, among other things, our financial condition, liquidity, earnings projections and business prospects. Additionally, our Board could determine to suspend or reduce future dividends due to the financial impacts of the COVID-19 pandemic in an effort to conserve cash, which impacts are uncertain at this time.  Finally, financial covenants in any credit facility to which we become a party may restrict our ability to pay future quarterly dividends. We can provide no assurance of our ability to pay dividends in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2020.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director