Form 10-K/A
period 2019-12-31
LEMAITRE VASCULAR INC
filed 2020-05-20
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-33092

LEMAITRE VASCULAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2825458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Second Avenue, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 781-221-2266

Securities registered under Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, $0.01 par value per share	LMAT	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

LeMaitre Vascular, Inc. (the “Company” or “we”) are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2019 originally filed with the U.S, Securities and Exchange Commission on March 12, 2020 (the “Original Form 10-K”) in order to provide the disclosure required by Part III of Form 10-K (the “Part III Disclosure”). The Part III Disclosure was omitted from the Original Form 10-K on the basis that it would be incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

On March 25, 2020, the Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88465) (the “SEC Order”) granting exemptions from specified provisions of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and certain rules thereunder, providing conditional relief to public companies unable to timely comply with their filing obligations as a result of the coronavirus (“COVID-19”) pandemic. As a result of the COVID-19 pandemic, we have taken steps to reduce the number of personnel physically present at our corporate headquarters and management attention has been focused on modification of manufacturing operations to permit social distancing, the health and safety of our employees, cost-cutting measures (including a reduction in force and salary reductions) and cash conservation efforts. Management’s focus on these activities and measures has, in turn, delayed our ability to prepare our proxy statement for our 2020 Annual Meeting of Stockholders. As a result and in reliance on the SEC Order as well as Compliance and Disclosure Interpretation 104.18, dated April 6, 2020, we disclosed on a Current Report on Form 8-K dated April 29, 2020 our reliance on the SEC Order and our intention to file either (i) our proxy statement for our 2020 Annual Meeting of Stockholders, including the Part III Disclosure, or (ii) an amendment to our Annual Report on Form 10-K to include the Part III Disclosure, in either case within 45 days after the April 29, 2020 date when this information would have otherwise been due. We are relying on the SEC Order in filing the Part III Disclosure in this Amendment No. 1.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 includes only Part III, the Exhibit Index in Part IV, Item 15 and Exhibits 31.1 and 31.2.  Those sections of the Original Form 10-K that are unaffected by this Amendment No. 1 are not included herein. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Form 10-K and does not reflect events occurring after the date of the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table identifies our directors, executive officers, and certain individuals that we believe are our key employees, and sets forth the positions with us held by each such person currently and the age of each such person.

Name	Age	Position
George W. LeMaitre(1)	55	Chairman of the Board and Chief Executive Officer
David B. Roberts(1)	56	President and Director
Joseph P. Pellegrino, Jr.(1)	55	Chief Financial Officer and Director
Trent G. Kamke(1)	49	Senior Vice President, Operations
Laurie A. Churchill	49	Senior Vice President and General Counsel
Kimberly L. Cieslak	47	Vice President, Marketing
Ryan H. Connelly	42	Vice President, Research and Development
Giovannella Deiure	51	Vice President, Sales – Southern Europe
Helen Goulding	59	Director – Northern Europe
Andrew Hodgkinson	44	Senior Vice President, Clinical, Regulatory and Quality Affairs
Chance Kriesel	47	Vice President, Sales, The Americas
Roli Kumar-Choudhury	41	Vice President, Quality Affairs
Stéphane Maier	44	Vice President, EMEA Operations
Jonathan W. Ngau	46	Vice President, Information Technology
Jacob Petersen	43	Vice President, Asia-Pac
James Russell	44	Director, Operations
Xiang Zhang	47	Vice President, Regulatory Affairs
Lawrence J. Jasinski	62	Director
John J. O’Connor	72	Director
Bridget A. Ross	55	Director
John A. Roush	55	Director

(1)	Executive officer

Directors

Class I Directors

George W. LeMaitre has served as our Chief Executive Officer and as a member of our Board of Directors since 1992, serving as our Chairman since 2004. Previously, Mr. LeMaitre was an investment banking analyst at Lehman Brothers, an associate at the leveraged buyout firm McCown De Leeuw and a credit analyst for Connecticut National Bank. Mr. LeMaitre received a B.A. in History from Stanford University and an M.B.A. from the Stanford University Graduate School of Business. The Board has concluded that Mr. LeMaitre should serve on our Board due to his extensive knowledge of our business, his role since 1992 as our principal executive officer, and his corporate vision, operational knowledge and his strategic guidance to the Board.

David B. Roberts has served as our President since 2007 and as a member of our Board of Directors since 2001. Mr. Roberts joined us in 1997 as Vice President of Business Development and was promoted to Chief Financial Officer in 2000, which position he held until 2007. From 1994 to 1997, Mr. Roberts held several positions at BUCA, Inc., an operator of Buca di Beppo restaurants, most recently serving as Vice President of Development and prior to that as Director of Finance. From 1992 to 1994, Mr. Roberts held several positions at Hancock Venture Partners, most recently serving as an Associate. Mr. Roberts received a B.A. in Business Economics and History from Brown University and an M.B.A. from the Stanford University Graduate School of Business. Mr. Roberts is a director of Parasole Restaurant Holdings, Inc., owner of several restaurants in the Minneapolis/St. Paul area including, among others, Manny’s Steakhouse. The Board has concluded that Mr. Roberts should serve on our Board due to his extensive knowledge of our business, his responsibility within the organization for strategic transactions, and his thorough understanding of the industry in which we operate and the opportunities and challenges that we face.

Class II Directors

Bridget A. Ross has served as a member of our Board of Directors since April 2020. Since February 2020, Ms. Ross has served as CEO of ChroniSense Medical,Ltd., developer of a wearable medical-grade disease management device, and since January 2020, she has also served as advisor to Picomole, Inc., a medical technology company focused on developing a breath test for lung cancer. Additionally, Ms. Ross serves on the steering committee of MassMedic and as the Executive in Residence for the association's IGNITE accelerator program. From 2017 to 2018, Ms. Ross was President of the Global Medical Group and member of the Executive Management team at Henry Schein, Inc., an international medical and dental product distributor/solutions provider. From 1988 to 2017 she held numerous senior leadership roles at Johnson & Johnson, Inc., including, most recently VP of Commercial Operations for Medical Devices, North America. Ms. Ross holds a Bachelor of Commerce degree from the University of Alberta. The Board has concluded that Ms. Ross should serve on our Board due to her strong executive management skills, knowledge of the medical device industry and breadth of functional, geographic, and therapeutic experience gained during her 30+ year career.

John A. Roush has served as a member of our Board of Directors since 2014. Mr. Roush serves as an operating executive advisor to ACON Investments, LLC, a private equity firm. He serves as chairman of the board of International Imaging Materials, Inc., a privately held portfolio company of ACON Investments, which supplies consumable products to the industrial marking/printing and medical device industries. He also serves as a board director and member of the Compensation Committee and Nominating & Corporate Governance Committee for Advanced Energy Industries, Inc. (Nasdaq: AEIS). Mr. Roush also serves as a board director Pine Environmental, a privately held portfolio company of ACON Investments, which provides equipment solutions for the environmental testing market. Mr. Roush also serves as a board director for Applied Life Sciences & Systems, a privately held company that is developing vaccine delivery technology for animal health markets. Mr. Roush served as Chief Executive Officer and a member of the Board of Directors of Novanta Inc., a global supplier of precision photonic components and subsystems to original equipment manufacturers (OEMs) in the medical, industrial, scientific and microelectronics markets, from 2010 to 2016. Prior to joining Novanta Inc., he was a corporate officer and served in several senior leadership positions for twelve years with PerkinElmer, Inc., a provider of technology and services to the diagnostics, research, environmental, safety and security, industrial and laboratory services markets. Prior to joining PerkinElmer, Mr. Roush held management positions with Outboard Marine Corporation; AlliedSignal, Inc., now Honeywell International; McKinsey & Company Inc. and General Electric. Mr. Roush received a B.S. in Electrical Engineering from Tufts University and an M.B.A. from the Harvard Business School. The Board has concluded that Mr. Roush should serve on our Board due to his experience at an executive level and his more than 15 years of experience supplying products into the medical device and life sciences industries.

Class III Directors

Lawrence J. Jasinski has served as a member of our Board of Directors since 2003. Mr. Jasinski is the Chief Executive Officer of ReWalk Robotics Ltd. (formerly Argo Medical Technologies), a Nasdaq–listed company that has created and commercialized the first Exoskeleton Technology, which enables paralyzed individuals the ability to walk again. He has also served on the Board of Directors of ReWalk Robotics since 2012. From 2005 until 2012, he was President and Chief Executive Officer of Soteira, Inc., a company that offered products which treated individuals with vertebral compression fractures. From 2000 to 2005, he was President and Chief Executive Officer of Cortek, Inc., a company that developed next-generation treatments for degenerative disc disease. From 1985 to 2000, Mr. Jasinski worked at Boston Scientific Corporation (“BSC”) and served as its Vice President of Global Marketing, BSC Vascular, from 1998 to 2000. Mr. Jasinski received a B.S. in Marketing from Providence College and an M.B.A. from the University of Bridgeport. Mr. Jasinski is also a member of the Board of Directors for Massachusetts Bay Lines, a company that offers commuter services and other commercial vessel services in the Boston Harbor and Islands. The Board has concluded that Mr. Jasinski should serve on our Board due to his experience serving in a variety of executive level positions, coupled with his more than 20 years of experience in the medical device industry, which provides the Board with an understanding of the current trends as well as provides us with deeper contacts in the industry. Mr. Jasinski also provides the Board with operational experience, including building and organizing an effective sales force, seeking and obtaining regulatory approvals for medical devices, and managing significant manufacturing operations.

John J. O’Connor has served as a member of our Board of Directors since 2008. Prior to his retirement in December 2006, Mr. O’Connor was a partner at PricewaterhouseCoopers LLP, an independent public accounting firm, from 1982 to December 2006, most recently serving as Vice Chairman of Services from June 2002 to November 2006. Mr. O’Connor served as the leader of the U.S. audit practice at PricewaterhouseCoopers from September 2000 to June 2002, and served as the Managing Partner of the firm’s Boston office from 1995 to September 2000. He is a director of mTuitive, Inc., a developer of clinical data capture and synoptic reporting software for use by healthcare professionals, Segue Manufacturing Services, LLC, a manufacturing services company, Health Data Analytics, Inc., a healthcare analytics company and Abt Associates, a mission driven global leader in research and program implementation in the fields of health, social and economic policy and international development. Mr. O’Connor has also served as a director of Aspect Medical Systems, Inc., a publicly-traded brain monitoring device company that was acquired by Covidien plc. in November 2009, and Open Pages, Inc., a provider of enterprise governance, risk and compliance management solutions that was acquired by IBM in October 2010. Mr. O’Connor is a graduate of Suffolk University and has attended the Harvard Business School’s Leadership in Professional Service Firms program and the executive M.B.A. program at the Amos Tuck School at Dartmouth College. The Board has concluded that Mr. O’Connor should serve on our Board due to his extensive capabilities in public financial accounting, his financial expertise, his experience and knowledge of operational management and strategic planning, and his insight into the operational challenges of a public company finance department. In addition, this experience qualifies Mr. O’Connor as an “audit committee financial expert.”

Joseph P. Pellegrino, Jr. has served as our Chief Financial Officer since 2007 and as a member of our Board of Directors since October 2016. Mr. Pellegrino joined us as our Executive Vice President, Finance, in 2005. From 2003 to 2004, he served as temporary Chief Executive Officer of Affordable Luxuries, Inc., a direct marketing company. From 1997 to 2003, Mr. Pellegrino worked at Zoots, Inc., a consumer services company founded by the founders of Staples, Inc., where most recently he served as Senior Vice President of Operations. Previously, Mr. Pellegrino built and sold a regional mall-based specialty retailing company. Mr. Pellegrino has also served as an investment banking analyst at Lehman Brothers, as part of their mergers and acquisitions group. Mr. Pellegrino is a director of Access Vascular, Inc., a medical device company focused on venous access devices. Mr. Pellegrino received an A.B. in Economics from Harvard College and an M.B.A. from the Harvard Business School. The Board has concluded that Mr. Pellegrino should serve on our Board due to his extensive knowledge of our business, his responsibility within the organization for our finances and his operational and financial experience gained with prior employers.

Other Executive Officers and Key Employees

Executive Officers

Trent G. Kamke has served as our Senior Vice President, Operations since 2005. Mr. Kamke joined us in 1997 as Quality Assurance Manager. From 1999 to 2005, Mr. Kamke served as our Vice President, Operations. Prior to joining us in 1997, Mr. Kamke was employed by Haemonetics Corporation, which designs, manufacturers, and markets automated blood processing equipment. Mr. Kamke received a B.A. in Physics from Colby College and a B.E. from the Thayer School of Engineering at Dartmouth College.

George W. LeMaitre, David B. Roberts and Joseph P. Pellegrino, Jr. are also executive officers of the Company. See “Directors” above for additional information. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

Key Employees

Laurie A. Churchill has served as our Senior Vice President and General Counsel since 2016. Ms. Churchill joined us in 2012 as Director of Legal Affairs and was promoted to Vice President and General Counsel in 2014. Prior to joining LeMaitre Vascular, Ms. Churchill served as Assistant General Counsel of Avid Technology, Inc. from 2011 to 2012. From 1999 to 2011, she was an attorney with Ropes & Gray, LLP. Ms. Churchill received a B.A. in English Education from the University of North Carolina at Chapel Hill and a J.D. from New York University School of Law.

Kimberly L. Cieslak has served as our Vice President, Marketing since 2003. Ms. Cieslak joined us in 1998 and was promoted to Director of Marketing in 2001. Prior to joining LeMaitre Vascular, Ms. Cieslak worked in the insurance division of General Electric. Previously, Ms. Cieslak was employed by the law firm Hudson and Co. in London, England. Ms. Cieslak received a B.A. in Economics from the University of Michigan.

Ryan H. Connelly has served as our Vice President, Research and Development since 2011. Mr. Connelly joined us in 2002 and has held the positions of R&D Engineer, Senior R&D Engineer, and Co-General Manager of our Phoenix facility during that time. In 2006, Mr. Connelly was promoted to Director, Research and Development. From 2001 to 2002, Mr. Connelly worked as a research and development engineer at Panduit Corporation, a network and electrical solutions provider. Mr. Connelly received a B.S. in Mechanical Engineering and an M.S. in Manufacturing Engineering from Boston University.

Giovannella Deiure has served as our Vice President, Sales - Southern Europe since May 2019. Ms. Deiure joined us in 2009 as our Country Manager, Italy and was promoted to Director, Italy and Iberia in 2014. In 2018 she assumed responsibility for France as well, with the title Director, Southern Europe. From 2004 to 2009, she served as Sales and Marketing Manager of Arrow Italy S.p.A. From 2001 to 2004 she worked in the Business Unit of Cardiac Surgery Business of Medtronic Italia S.p.A. in a variety of marketing and sales positions. Previously she was employed by DePuy Italia S.r.L in the marketing department. Ms. Deiure received a degree in Electronic Engineering from Politecnico of Milan University and an M.B.A. from the same institution.

Helen Goulding has served as our Director, Sales - Northern Europe since October 2019. Ms. Goulding joined us in 2006 and has held the positions of UK Sales Representative, UK Sales Manager and Sales Director UK/Benelux. Prior to joining LeMaitre Vascular, Ms. Goulding worked for Edwards Lifesciences in the Vascular and Endovascular market.

Andrew Hodgkinson has served as our Senior Vice President, Clinical, Regulatory and Quality Affairs since 2013. Mr. Hodgkinson joined us in 2000 as Production Supervisor and was promoted to Production Manager in 2003, Director, Manufacturing in 2006, Director, Clinical Affairs in 2007, Vice President, Clinical and Regulatory Affairs in 2008 and Vice President, Clinical, Regulatory and Quality Affairs in 2011. Mr. Hodgkinson received a B.A. in Economics from the Whittemore School of Business and Economics at the University of New Hampshire.

Chance Kriesel has served as our Vice President of Sales, The Americas, since November 2018. Mr. Kriesel joined us in 2003 and has held the positions of Sales Representative, Regional Sales Manager and Director of Sales—West. Prior to joining LeMaitre Vascular, Mr. Kriesel was a Captain in the U.S. Army and a UH60 Blackhawk pilot responsible for leading various teams as an operations officer, logistics officer and personnel officer. Following his service in the military, Mr. Kriesel worked at Ethicon Endo-Surgery. Mr. Kriesel has a BS in Environmental Engineering from the United States Military Academy at West Point and an MBA in Health Care Management from the University of Phoenix.

Roli Kumar-Choudhury has served as our Vice President, Quality Affairs since December 2019. Ms. Kumar-Choudhury joined us in 2002 and has held the positions of Quality Engineer, Quality Supervisor, Quality Manager and Director, Quality Assurance. Ms. Kumar-Choudhury received a B.E. in Biomedical Engineering from Vanderbilt University, an M.S. in Biomedical Engineering from the University of Connecticut and an M.B.A. from the University of Massachusetts – Isenberg School of Management.

Stéphane Maier has served as our Vice President, EMEA Operations since January 2018. Mr. Maier joined us in 2000 and held the position of Manager, European IT, in our French facility. In 2003, he joined our European headquarters in Germany as Manager, International IT. Mr. Maier was promoted to Director, International IT and Administration in 2011, then to Director, International Operations in 2013. From 1999 to 2000, he worked as IT project manager for Total S.A. headquarters in Paris, France. Mr. Maier received a Diploma in Sales and Administration and a technical degree in IT Management from the IPI Colmar, France.

Jonathan W. Ngau has served as our Vice President, Information Technology since 2003 and previously served as our Director of Information Technology from 2000 to 2003. Since joining us in 1996, Mr. Ngau has implemented and managed all information technology, business management software solutions, and network security for all of LeMaitre Vascular’s facilities. Mr. Ngau received a B.A.B.S. in Marketing and Information Systems from Boston University.

Jacob Petersen has served as our Vice President, Asia-Pac since October 2018, at which time he established our Asia-Pac headquarters in Singapore. Prior to joining LeMaitre Vascular, Mr. Petersen was employed in the Surgical Workflow division of Getinge from 2007 to 2018, most recently in the positon of Senior Director from 2016 to 2018. Mr. Petersen has 13 years working experience in Asia-Pac in the Philippines, Thailand and Singapore. Mr. Petersen received an M.A. in International Business and Modern Languages from University of Southern Denmark.

James Russell has served as our Director, Operations since 2017. Mr. Russell joined us in 2004 and has held the positions of Buyer/Planner and Materials Manager during that time. In 2010, Mr. Russell was promoted to Operations Manager. From 1999 to 2002 Mr. Russell worked as a Materials Planner for Pacific Scientific a Danaher Corporation and from 2002 to 2004, worked as a Buyer/Planner for CMC Torque Systems, a motion control systems provider. Mr. Russell received a B.A. in Business Administration from Merrimack College.

Xiang Zhang has served as our Vice President, Regulatory Affairs since 2016. He first joined us as Regulatory Affairs Specialist in 2009 and was promoted to Senior Regulatory Specialist in 2010. From 2011 to 2012, he served as Director of Regulatory Affairs at Smith & Nephew. He rejoined our Company in 2012 as Director of Regulatory and was promoted to Global Director of Regulatory in 2014. Mr. Zhang received a Ph.D. in Chemistry from Rutgers University in 2001.

CODE OF ETHICS

Certain documents relating to our corporate governance, including our Code of Business Conduct and Ethics, which is applicable to our directors, officers, and employees, and the charters of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee of our Board of Directors, are available on our website at http://www.lemaitre.com. We intend to disclose substantive amendments to or waivers (including implicit waivers) of any provision of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website available at http://www.lemaitre.com. Our website is not incorporated into this Amendment No. 1.

MATERIAL CHANGES TO DIRECTOR NOMINATION PROCEDURES

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since we last provided disclosure about procedures to be followed by security holders in submitting recommendations for nominees to the Board.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee currently consists of Messrs. Jasinski, O’Connor and Roush. Mr. O’Connor serves as chairperson of the Audit Committee. The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board has also determined that each member of the Audit Committee is financially sophisticated and is able to read and understand consolidated financial statements and that Mr. O’Connor is an “audit committee financial expert” as defined in SEC rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. O’Connor’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. O’Connor any duties, obligations, or liabilities that are greater than those generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or the Board of Directors.

Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis that appears below. Based on such review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in LeMaitre Vascular’s Annual Report on Form 10-K for the year ended December 31, 2019.

Respectfully Submitted by the Compensation
Committee:

Lawrence J. Jasinski (Chairman)
John A. Roush

This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference therein.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) explains our compensation philosophy, policies and practices for our executive officers, who are referred to in this CD&A and in the following tables as our “named executive officers.” Our named executive officers for 2019 are:

●	George W. LeMaitre – Chairman and Chief Executive Officer

●	Joseph P. Pellegrino, Jr. – Chief Financial Officer

●	David B. Roberts – President

●	Trent G. Kamke – Senior Vice President, Operations

Messrs. LeMaitre, Pellegrino, Roberts and Kamke were our only executive officers for the fiscal year ended December 31, 2019.

This CD&A should be read in conjunction with the compensation tables below, which provide a detailed view of compensation paid to our named executive officers for the fiscal year ended December 31, 2019.

Principles and Philosophy

We have designed our executive compensation program to attract, retain, and motivate highly qualified executives and to align their interests with the interests of our stockholders. The ultimate goal of our program is to increase stockholder value by providing executives with appropriate incentives to achieve our business objectives. We seek to achieve this goal through a program that rewards executives for superior performance, as measured by both financial and non-financial factors, and includes major compensation components that are linked to the achievement of certain operational, financial, product development, and clinical objectives that are aimed at increasing both long-term and short-term stockholder value.

The Compensation Committee’s executive compensation philosophy embraces three core objectives:

Core Objectives of the Executive Compensation Philosophy
Core Objective	Primary Purpose
Market Driven	Provide competitive compensation to attract, motivate, and retain superior talent
Pay for Performance	Reward individual and team successes linked to the achievement of company objectives aimed at increasing stockholder value
Equitable	Seek to ensure rewards are internally and externally equitable

Compensation Process

The Compensation Committee of our Board of Directors typically determines the annual cash compensation for officers at a regular meeting held in the quarter preceding the start of the fiscal year or in the first quarter of a fiscal year for that year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. In undertaking this process, the Compensation Committee considers the degree to which each executive’s entire compensation package should be variable and based on either personal performance or company performance. For executives other than our Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by our Chief Executive Officer, who provides significant input on the compensation of the other executive officers and his other direct reports. In the case of our Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation. For all executives, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, total compensation that may become payable to executives in various hypothetical scenarios, executive stock ownership information, company stock performance data, analyses of historical executive compensation levels, current company-wide compensation levels and external compensation surveys. In addition to external data, the Compensation Committee considers internal assessments, including the assessment of the company’s performance, assessments of each executive officer’s performance, significant changes in roles and responsibilities and retention risk.

In 2016, the Compensation Committee engaged an outside consultant, J. Thelander Consulting, Inc. (Thelander), as a compensation consultant. The Compensation Committee directly engaged Thelander to review the compensation of our officers in view of market trends and peer companies’ compensation practices and to make recommendations about the compensation, in both cash and equity, of our officers in 2016 and 2017. Thelander provided no other services to us in 2016 (and no services to us in 2017 2018 or 2019), and our Compensation Committee did not identify any conflicts of interest with Thelander under relevant SEC rules.

2019 Say on Pay Vote—Strong Support

At our 2019 Annual Meeting of Stockholders, our stockholders indicated their strong support of our executive compensation with more than 99% of the votes cast in favor of our executive compensation program. The Board of Directors and the Compensation Committee view this strong support as indicating general approval of our approach to executive compensation, and as such we did not make any substantial changes to our executive compensation arrangements and programs as a result of the vote.

2019 Financial Results

In 2019, we reported strong sales of $117.2 million, representing 11% growth over 2018. We reported a decline in operating income and net income in 2019 versus 2018 due to one-time gains recorded in 2018 associated with the divestiture of our Reddick cholangiogram catheter and Reddick-Saye screw product lines and the acquisition of the polyester vascular graft and certain other product lines of Cardial, a subsidiary of Becton, Dickinson and Company. Due to their non-recurring nature, these gains were taken into account when setting goals for certain of our named executive officers for 2019.

Additionally, in 2019 the value of our common stock increased by 52%.

NEO Tenure

As of December 31, 2019, the average tenure of our named executive officers was approximately 21 years, demonstrating our ability to retain top talent, even in a competitive hiring environment in 2019. We believe that our compensation program has been instrumental in securing and retaining the services of our executives and in driving our strong performance.

Components of Compensation

The following chart outlines the key components of our executive compensation.

Key Components of Executive Compensation
Compensation Component	Form	Primary Purpose
Base Salary	Cash	Provide competitive pay to attract and retain experienced and successful executives; intended to reflect the market value of the role, with differentiation for individual capability
Short-Term Incentive	Cash – Performance Based Bonuses	Encourage and reward contributions with respect to meeting short-term financial and operational goals, tied directly to company performance and company goals
Long-Term Incentive	Periodic Equity Grants	Encourage and reward long-term stockholder value creation, create and sustain a retention incentive and facilitate long-term stock ownership among our executive team

In addition to the compensation components listed above, our executive officers are eligible to participate in the same comprehensive benefits program offered to our broad-based employee population. Our benefits include a health plan, dental plan, 401(k) plan with a company matching contribution, health savings account and the opportunity to enroll in short term disability, long term disability, vision and life insurance plans.

The compensation components referenced above are described in more detail below.

Base Salary

Our named executive officers are eligible for the same annual increases in base salary as all of our other employees. For 2019, the Compensation Committee approved a 4% increase in total compensation (base salary plus variable compensation) for company employees. Managers are given discretion to allocate a higher percentage increase to one employee as long as they offset that increase by giving other employee(s) increases lower than the target percentage. The percentage increases in base salary for 2019 (compared to their base salary in effect at the end of 2018) for our named executive officers were between 0% and 5.5%.

Short-Term Incentive Compensation

Under our Management Incentive Compensation Plan, or our bonus plan, annual cash bonus objectives are linked to certain operational, financial, product development, regulatory and quality goals that have been approved by the Compensation Committee. Frequently these align with our company “planks,” which are our key corporate performance objectives for the fiscal year. We seek to ensure that each objective is directly linked to increasing either short-term or long-term stockholder value. These key performance objectives are intended to be directional in nature and challenging to achieve in the aggregate, as corporate resource constraints may not always permit the necessary investment to achieve all of the objectives in a single year.

The bonus plan compensation of many of our senior officers is based, in part, on overall company financial performance metrics.

For Messrs. LeMaitre, Pellegrino and Roberts, those metrics were the achievement of target levels of net sales of $113.3 million, operating income of $22.5 million and net income of $16.9 million.

Name	% of 2019 Target Bonus Opportunity Tied to Above Targets
George W. LeMaitre	75%
Joseph P. Pellegrino, Jr.	53%
David B. Roberts	53%

Mr. Kamke’s target bonus opportunity, however, was tied to operational metrics instead of company financial performance metrics in view of his position as Senior Vice President, Operations.

A bonus was separately payable for each financial performance metric; thus, our failure to reach the minimum threshold for one performance metric would result in no bonus payable for that metric, but could still result in a bonus payable for other performance metrics, presuming we reached the minimum threshold performance for such metrics. Additionally, these bonuses are earned based upon a continuously functioning, sliding scale; thus, failure to reach the targeted performance level could still result in a lesser bonus payable, provided that a certain minimum threshold had been achieved. Similarly, exceeding the targeted performance level could result in a greater bonus payable. In 2019, our net sales and our net income exceeded the target amounts set forth above resulting in payouts higher than plan for those metrics, and our operating income was lower than the target amount set forth above, resulting in lower payouts to our named executive officers based on that metric. For purposes of determining bonus achievement, sales, acquisition-relates expense and costs of goods sold in each case attributable to products acquired in 2019 were excluded.

The remaining percentage of each named executive officer’s bonus opportunity for 2019 was tied to the achievement of individual objectives. Notwithstanding that the objectives are individualized, in establishing those objectives, we seek to maximize the performance of our executive officers in furthering Company planks. Individual performance measures for 2019 cash bonuses varied in scope and subject matter based on each named executive officer’s department and area of functional responsibility.

Target cash bonuses under the Management Incentive Compensation Plan for each of the named executive officers for 2019 are set forth in the table below. Additionally, each named executive officer was provided the opportunity to earn additional amounts by way of performance beyond targeted performance expectations.

Named Executive Officer	Target 2019 Non-Equity Incentive Plan Compensation under the Management Incentive Compensation Plan ($)	Actual 2019 Non-Equity Incentive Plan Compensation under the Management Incentive Compensation Plan ($)
George W. LeMaitre	$257,500	$234,203

Joseph P. Pellegrino, Jr.	121,722	128,028

David B. Roberts	133,875	148,321

Trent G. Kamke	95,240	109,000

Amounts earned pursuant to our Management Incentive Compensation Plan by our named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” payments column in the Summary Compensation Table.

Long-Term Incentive: Equity Compensation

The Compensation Committee typically makes annual equity grants to our executive officers. These equity grants vest in equal annual installments over a period of five years, subject to continued employment.

Our Board approved annual equity awards to the named executive officers in the fourth quarter of 2019. The value of the annual equity awards made to our named executive officers in 2019 appears below:

Name	Annual Equity Value(1)
George W. LeMaitre	$725,000
Joseph P. Pellegrino, Jr.	250,000
David B. Roberts	250,000
Trent G. Kamke	115,000

(1) 75% stock options and 25% restricted stock units

Each stock option award was intended to be an incentive stock option to the maximum extent permitted by applicable laws and regulations, with a per share exercise price equal to the closing price of our common stock on Nasdaq on the date of grant, and subject to a seven-year term except in the case of Mr. LeMaitre, whose incentive stock options have a per share exercise price equal to 110% of the closing price of our common stock on Nasdaq on the date of grant and are subject to a five-year term. All non-qualified stock options, including those granted to Mr. LeMaitre, have a per share exercise price equal to the closing price of our common stock on Nasdaq on the date of grant and are subject to a seven-year term. Each stock option and restricted stock unit award vests in equal annual installments over a period of five years.

Fixed vs. Variable Pay

In 2017, the Compensation Committee adjusted the proportion of fixed and variable recommended pay for the top three employee levels in the company. This change impacted the named executive officers as well as other employees that fall within our top three employee levels. The increase to variable pay percentage is in line with one of our core objectives in executive pay philosophy, paying for performance. The current structure puts more emphasis on the variable pay for named executive officers.

Name	Prior Fixed Pay vs. Variable Pay as % of Total Compensation (Pre-July 1, 2017)	Current Fixed Pay vs. Variable Pay as % of Total Compensation (Post-July 1, 2017)
George W. LeMaitre	70%/30%	63%/37%
Joseph P. Pellegrino, Jr. David B. Roberts Trent G. Kamke	75%/25%	72%/28%

Employment Agreements

We are party to employment agreements with Messrs. LeMaitre, Pellegrino and Roberts. These agreements do not contain ongoing contractual obligations relating to annual salary and bonus. Such employment agreements do contain ongoing severance arrangements, the material terms of which are described in the section titled “Severance Arrangements Pursuant to Agreements” below.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid or earned for services rendered to us in all capacities during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, to our Chief Executive Officer, Chief Financial Officer and each of the other two most highly compensated persons serving as our executive officers (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)		Total ($)
George W. LeMaitre(5)	2019	$437,750		$—		$181,267	$538,223	$234,203	$6,300		$1,397,744
Chairman and Chief	2018	437,750		—		181,247	525,427	254,144	5,638		1,404,207
Executive Officer	2017	162,392		—		181,258	543,575	—	1,758		888,982

Joseph P. Pellegrino, Jr.	2019	309,989		—		62,516	185,443	128,028	—		685,976
Chief Financial Officer	2018	296,640		—		62,505	181,206	130,671	—		671,022
	2017	283,041		—		62,506	187,565	114,452	—		647,564

David B. Roberts	2019	344,251		—		62,516	185,443	148,321	6,300		746,831
President	2018	326,304		—		62,505	181,206	122,357	11,188	(6)	703,559
	2017	339,102	(7)	—		62,506	187,565	122,732	4,250		716,155

Trent G. Kamke	2019	242,548		10,500	(8)	28,739	85,307	98,500	6,300		471,894
Senior Vice President,	2018	234,346		—		28,743	83,357	96,840	11,188	(6)	454,474
Operations	2017	214,141		—		28,765	86,276	85,000	4,093		418,276

(1)

The dollar amounts in this column represent the aggregate grant date fair value for each stock award granted to our named executive officers for the indicated year pursuant to our equity compensation plan. These amounts have been calculated in accordance with FASB ASC Topic 718 excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions used in the calculation of these amounts, which is incorporated herein by reference, please refer to Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020.

(2)

The dollar amounts in this column represent the aggregate grant date fair value for each option award granted to our named executive officers for the indicated year pursuant to our equity compensation plan. These amounts have been calculated in accordance with FASB ASC Topic 718 using the Black-Scholes option-pricing model excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions used in the calculation of these amounts, which is incorporated herein by reference, please refer to Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020.

(3)

Represents cash incentive payments for the achievement of financial objectives and a portion of the corporate and/or management objectives under our applicable management incentive plans. For more information regarding Non-Equity Incentive Plan Compensation, see the “Short-Term Incentive Compensation” discussion above.

(4)	“All Other Compensation” includes an amount paid by the Company to match, in part, the contributions of each of Messrs. LeMaitre, Roberts and Kamke to his respective 401(k) plan account.
(5)

In June 2017, Mr. LeMaitre elected to forego his salary for the remainder of 2017 (except as to the amount legally required under relevant Department of Labor regulations) and to relinquish his bonus opportunity for 2017.

(6)	Includes the value of a standard company long-term service award awarded to each of Mr. Roberts and Mr. Kamke in the amount of $5,000.
(7)

Mr. Roberts requested, and the Compensation Committee agreed, to increase Mr. Roberts’ salary in 2013 by an amount equivalent to the fair value of the stock option that otherwise would have been granted to him by the Compensation Committee in 2013, which the Committee determined to be $150,000. This additional amount was paid in equal installments over a five-year period in our regularly-scheduled payroll.

(8)

Represents an amount paid as though certain individual Management Incentive Compensation Plan targets were achieved, where the Compensation Committee believed that the objective of the bonus target had been substantively accomplished, or otherwise exercised its discretion to interpret the bonus target.

Grants of Plan-Based Awards

The following table sets forth information concerning non-equity incentive plan awards and grants of our common stock and stock options made to our named executive officers during the fiscal year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option		Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units(1) (#)	Options(1) (#)	Awards ($/Sh)		Awards(2) ($)

George W. LeMaitre		—	$257,500	$410,688	—	—	—	—	—	—		—
	12/20/2019	—	—	—	—	—	—	—	43,050	$39.03	(3)	$538,223
	12/20/2019	—	—	—	—	—	—	5,109	—	—		$181,267

Joseph P. Pellegrino, Jr		—	121,722	193,656	—	—	—	—	—	—		—
	12/20/2019	—	—	—	—	—	—	—	14,706	$35.48		$185,443
	12/20/2019	—	—	—	—	—	—	1,762	—	—		$62,516

David B. Roberts		—	133,875	213,427	—	—	—	—	—	—		—
	12/20/2019	—	—	—	—	—	—	—	14,706	$35.48		$185,443
	12/20/2019	—	—	—	—	—	—	1,762	—	—		$62,516

Trent G. Kamke		—	95,240	152,500	—	—	—	—	—	—		—
	12/20/2019	—	—	—	—	—	—	—	6,765	$35.48		$85,307
	12/20/2019	—	—	—	—	—	—	810	—	—		$28,739

(1)

Our Board approved annual stock option awards and restricted stock unit awards under our Third Amended and Restated 2006 Stock Option and Incentive Plan to the named executive officers in the fourth quarter of 2019. Each stock option award was intended to be an incentive stock option to the maximum extent permitted by applicable laws and regulations, with a per share exercise price equal to the closing price of our common stock on Nasdaq on the date of grant, and subject to a seven-year term except in the case of Mr. LeMaitre, whose incentive stock options have a per share exercise price equal to 110% of the closing price of our common stock on Nasdaq on the date of grant and are subject to a five-year term. All non-qualified stock options, including those granted to Mr. LeMaitre, have a per share exercise price equal to the closing price of our common stock on Nasdaq on the date of grant and are subject to a seven-year term. Each option and restricted stock award vests in equal annual installments over a period of five years.

(2)

The dollar amounts in this column represent the aggregate grant date fair value for each option and stock award, as applicable. These amounts have been calculated in accordance with FASB ASC Topic 718. For additional information regarding the assumptions used in the calculation of these amounts which is incorporated herein by reference, please refer to Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

(3)	The exercise price is $35.48 to the extent these option awards are non-qualified stock options.

Outstanding Equity Awards as of December 31, 2019

The following table presents information regarding outstanding option and stock awards held by our named executive officers as of December 31, 2019.

	Option Awards						Stock Awards
Name	Number of Securities underlying Unexercised Options - # Exercisable		Number of Securities underlying Unexercised Options - # Unexcercisable		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested - #		Market value of shares or units of stock that have not vested - $

George W. LeMaitre	-		23,621	(1)	$12.57	7/23/2020	-		-
	-		7,078	(2)	$15.54	7/25/2021	-		-
	-		56,387	(2)	$14.13	7/25/2023	-		-
	-		3,195	(3)	$34.43	12/22/2022	-		-
	23,304	(3)	31,762		$31.30	12/22/2024	-		-
	-		4,244	(4)	$25.92	12/19/2023	-		-
	12,747	(4)	46,743		$23.56	12/19/2025	-		-
	-		2,562	(5)	$39.03	12/20/2024	-		-
	-		40,488	(5)	$35.48	12/20/2026	-		-
	-		-		-	-	5,131	(2)	$184,459
	-		-		-	-	3,475	(3)	$124,926
	-		-		-	-	6,154	(4)	$221,236
	-		-		-	-	5,109	(5)	$183,669
Joseph P. Pellegrino, Jr	-		9,752	(1)	$11.43	7/23/2022	-		-
	-		17,190	(2)	$14.13	7/25/2023	-		-
	6,921	(3)	10,382		$31.30	12/22/2024	-		-
	4,366	(4)	17,466		$23.56	12/19/2025	-		-
	-		14,706	(5)	$35.48	12/20/2026	-		-
	-		-		-	-	1,769	(2)	$63,596
	-		-		-	-	1,198	(3)	$43,068
	-		-		-	-	2,122	(4)	$76,286
	-		-		-	-	1,762	(5)	$63,344
David B. Roberts	-		9,752	(1)	$11.43	7/23/2022	-		-
	8,597	(2)	17,190		$14.13	7/25/2023	-		-
	6,921	(3)	10,382		$31.30	12/22/2024	-		-
	4,366	(4)	17,466		$23.56	12/19/2025	-		-
	-		14,706	(5)	$35.48	12/20/2026	-		-
	-		-		-	-	1,769	(2)	$63,596
	-		-		-	-	1,198	(3)	$43,068
	-		-		-	-	2,122	(4)	$76,286
	-		-		-	-	1,762	(5)	$63,344
Trent G. Kamke	3,145	(6)	-		$7.87	7/24/2021	-		-
	13,002	(1)	3,251		$11.43	7/23/2022	-		-
	11,861	(2)	7,908		$14.13	7/25/2023	-		-
	3,184	(3)	4,775		$31.30	12/22/2024	-		-
	2,009		8,034	(4)	$23.56	12/19/2025	-		-
	-		6,765	(5)	$35.48	12/20/2026	-		-
	-		-		-	-	814	(2)	$29,263
	-		-		-	-	551	(3)	$19,808
	-		-		-	-	976	(4)	$35,087
	-		-		-	-	810	(5)	$29,120

(1)	20% of this award vested on July 23, 2016, and the remainder vests annually at the rate of 20% per year.
(2)	20% of this award vested on July 25, 2017, and the remainder vests annually at the rate of 20% per year.
(3)	20% of this award vested on December 22, 2018, and the remainder vests annually at the rate of 20% per year.
(4)	20% of this award vested on December 19, 2019, and the remainder vests annually at the rate of 20% per year.
(5)	20% of this award vests on December 20, 2020, and the remainder vests annually at the rate of 20% per year.
(6)	20% of this award vested on July 24, 2015, and the remainder vests annually at the rate of 20% per year.

2019 Option Exercises and Stock Vested

The following table provides certain information regarding option exercises and stock vested during the fiscal year ended December 31, 2019 with respect to our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
George W. LeMaitre	86,326	$1,696,139	5,384	$1110,907
Joseph P. Pellegrino, Jr.	202,768	5,013,360	1,855	38,237
David B. Roberts	18,325	468,652	1,854	38,223
Trent G. Kamke	27,494	513,371	857	17,676

(1)

Value realized is calculated on the basis of the difference between the exercise price and the closing price of our common stock as reported on Nasdaq on the date of the exercise, multiplied by the number of shares of common stock underlying the options.

(2)	Value realized is calculated on the basis of the closing price of our common stock as reported on Nasdaq on the date of grant, multiplied by the number of shares.

Severance Arrangements Pursuant to Agreements

Pursuant to agreements with Messrs. LeMaitre, Pellegrino and Roberts, we have severance arrangements as follows:

George W. LeMaitre

Pursuant to the terms of his employment agreement, dated October 10, 2005, Mr. LeMaitre is an at-will employee and either we or Mr. LeMaitre may terminate his employment at any time. If Mr. LeMaitre terminates his employment for good reason, as defined in the agreement, or if we terminate his employment without cause, as defined in the agreement, he is entitled to (i) a lump sum payment equivalent to two weeks of his then-current base salary for each completed twelve-month period of service as of the date of termination, but in no event to exceed 52 weeks of such base salary and (ii) for the same period, our payment of our customary share of premiums for Mr. LeMaitre’s health insurance coverage. Mr. LeMaitre’s severance payment is conditioned upon his delivery of a signed non-disparagement agreement and release of known and unknown claims related to his employment, his resignation as an officer and director, and his delivery to us of all company property in his possession. Additionally, if Mr. LeMaitre is at any time found to have breached the terms of his obligations agreement, which includes non-competition and non-solicitation covenants that continue for two years following Mr. LeMaitre’s termination, then Mr. LeMaitre must reimburse us for any severance payments made after the first date on which Mr. LeMaitre’s breach occurred.

Joseph P. Pellegrino, Jr.

Pursuant to the terms of his employment agreement, dated April 20, 2006, Mr. Pellegrino is an at-will employee and either we or Mr. Pellegrino may terminate his employment at any time. If we terminate his employment without cause, as defined in the agreement, he is entitled to a lump sum payment equal to the greater of $100,000 or the equivalent of two weeks of base salary for each completed twelve-month period of service as of the date of termination. Mr. Pellegrino’s severance payment is conditioned upon his delivery of a signed non-disparagement agreement and release of known and unknown claims related to his employment, his resignation as an officer, and his delivery to us of all company property in his possession. Additionally, if Mr. Pellegrino is at any time found to have breached the terms of his obligations agreement, which includes non-competition and non-solicitation covenants that continue for two years following Mr. Pellegrino’s termination, then Mr. Pellegrino must reimburse us for any severance payments made after the first date on which Mr. Pellegrino’s breach occurred.

David B. Roberts

Pursuant to the terms of his employment agreement, dated June 20, 2006, Mr. Roberts is an at-will employee and either we or Mr. Roberts may terminate his employment at any time. If we terminate Mr. Roberts’s employment without cause, as defined in the agreement, he is entitled to (i) a lump sum payment equivalent to four weeks of his then-current base salary for each completed twelve-month period of service as of the date of termination, but in no event to exceed 52 weeks of such base salary and (ii) for the same period, our payment of our customary share of premiums for Mr. Roberts’s health insurance coverage. Mr. Roberts’s severance payment is conditioned upon his delivery of a signed non-disparagement agreement and release of known and unknown claims related to his employment, his resignation as an officer and director, and his delivery to us of all company property in his possession. Additionally, we have the option to require that Mr. Roberts remain employed for a 180-day transition period in order to receive the severance payment. If Mr. Roberts is at any time found to have breached the terms of his obligations agreement, which includes non-competition and non-solicitation covenants that continue for two years following Mr. Roberts’s termination, then Mr. Roberts must reimburse us for any severance payments made after the first date on which Mr. Roberts’s breach occurred.

Potential Payments upon Termination or Change-in-Control

The following tables set forth potential payments payable to our named executive officers under their current employment agreements as at December 31, 2019, upon termination of employment or a change in control of our company.

George W. LeMaitre

Payments and Benefits	Voluntary Termination Without Good Reason	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Termination for Cause	Termination upon Death	Termination upon Disability	Retirement	Termination w/o Cause after Change-in-Control
Cash Severance	—	$437,750	$437,750	—	—	—	—	$437,750
Health Care Benefits	—	4,811	4,811	—	—	—	—	4,811
Total	—	$442,561	$442,561	—	—	—	—	$442,561

Joseph P. Pellegrino, Jr.

Payments and Benefits	Voluntary Termination Without Good Reason	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Termination for Cause	Termination upon Death	Termination upon Disability	Retirement	Termination w/o Cause after Change-in-Control
Cash Severance	—	$166,917	$—	—	—	—	—	$166,917
Total	—	$166,917	—	—	—	—	—	$166,917

David B. Roberts

Payments and Benefits	Voluntary Termination Without Good Reason	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Termination for Cause	Termination upon Death	Termination upon Disability	Retirement	Termination w/o Cause after Change-in-Control
Cash Severance	—	$344,251	—	—	—	—	—	$344,251
Health Care Benefits	—	11,979	—	—	—	—	—	11,979
Total	—	$356,230	—	—	—	—	—	$356,230

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of our “median” employee to the annual total compensation of our Chief Executive Officer, George W. LeMaitre, for 2019.

As permitted by SEC rules, we used annual base pay and target bonus as the consistently applied compensation measure to compare the total compensation of our 455 full-time employees (excluding our CEO) as of December 31, 2019 and to identify our median employee. We annualized the base pay and target bonus for any permanent employees who commenced work during 2019 or who were on unpaid leave during the year.  Additionally, compensation for employees outside of the U.S. was converted to U.S. dollars.  Using this approach, we identified our median employee.

We collected annual total compensation for our median employee for 2019 using the same methodology we used for our named executive officers as disclosed in the Summary Compensation Table above. The annual total compensation of our median employee for 2019 was $75,176, and our CEO’s compensation as reported in the Summary Compensation Table was $1,397,744, resulting in a ratio of 19:1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described above. Given that companies may use a range of methodologies to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Compensation Recovery Policy

As a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial results as the result of misconduct or due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive. In addition, we will comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and anticipate that we will adopt a compensation recovery policy once final regulations on the subject have been adopted both by the SEC and by the stock exchange upon which our common stock trades.

Risk Analysis of Our Compensation Plans

In support of the Compensation Committee’s oversight of the risks of our compensation policies and practices, management conducted a risk assessment of our compensation policies and practices for 2019, including our executive compensation programs. The primary focus of the assessment was on incentive compensation paid to employees. The Compensation Committee reviewed the assessment, and the Compensation Committee concurred with management’s assessment that our compensation policies and practices are not reasonably likely to have a material adverse effect on our company.

Tax Treatment of Compensation

Section 162(m) of the Code generally provides that publicly held companies may not deduct compensation paid to certain of their top executive officers to the extent that such compensation exceeds $1 million per officer in any year. In connection with recently-enacted tax reform legislation, the exemption from the deduction limit under Section 162(m) of the Code for “performance-based compensation” has been repealed, such that compensation paid to our “covered employees” in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain “grandfathered” arrangements in place as of November 2, 2017. We will continue to monitor and review related guidance from the Internal Revenue Service as it becomes available, including as it relates to plans in effect as of an initial public offering. In determining the form and amount of compensation for our named executive officers, the Compensation Committee may continue to consider all elements of the cost of such compensation. While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee may also look at other factors in making its decisions, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the compensation is not deductible by us for tax purposes.

Accounting Considerations

The accounting impact of our executive compensation program is one of many factors that the Compensation Committee considers in determining the size and structure of that program.

2019 DIRECTOR COMPENSATION

The following table sets forth the retainers, other cash fees, and equity compensation received by our non-employee directors for their service during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Lawrence J. Jasinski	$33,000	$90,000	—	—	$123,000
John J. O’Connor	38,000	90,000	—	—	128,000
John A. Roush	25,550	90,000	—	—	115,550
Michael H. Thomas(3)	18,000	0	—	—	18,000

(1)	Represents fees earned in 2019 pursuant to our non-employee director compensation policy discussed below.
(2)

The dollar amounts in this column represent the aggregate grant date fair value for each option award granted to our directors in 2019 pursuant to our equity compensation plans. These amounts have been calculated in accordance with FASB ASC Topic 718 using the Black-Scholes option-pricing model excluding the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding the assumptions used in the calculation of these amounts which is incorporated herein by reference, please refer to Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020.

(3)	Mr. Thomas ceased serving as a director upon his death in September 2019.

Employee directors do not receive cash compensation for their service as members of the Board of Directors. During 2019, in accordance with our compensation program for non-employee directors, non-employee directors received an annual retainer for Board membership of $10,000 and an annual retainer for each committee membership of $1,000, except that members of the Audit Committee receive an annual retainer for committee membership of $2,500. The chairmen of our committees receive an annual retainer of $5,000, except that the chairman of the Audit Committee receives an annual retainer of $15,000. Annual retainer payments are pro-rated based upon days of service in the event a non-employee director joins or leaves the Board of Directors during any calendar year. Non-employee directors also receive a fee of $2,500 for each regularly scheduled quarterly Board meeting attended in person, $1,000 for each regularly scheduled quarterly Board meeting attended by telephone or videoconferencing, $500 for each special Board meeting attended either in person or by telephone or videoconferencing, and $500 for each committee meeting attended either in person or by telephone or teleconference. Aggregate cash compensation paid to any non-employee director for any year may not exceed $40,000 without the approval of the Board.

Upon their initial election or appointment to the Board of Directors, non-employee directors receive an option to purchase 20,000 shares of our common stock, subject to vesting in three equal annual installments based upon continued service. In addition, thereafter, each non-employee director receives an option to purchase 7,500 shares of our common stock at the first Board meeting following each annual meeting of our stockholders, provided that he or she has served as a director for at least six months.

All of the directors are reimbursed for out-of-pocket expenses incurred on our behalf, and all of the directors are eligible to participate in the Third Amended and Restated 2006 Stock Option and Incentive Plan on an ad hoc basis from time to time at the discretion of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For 2019, the Compensation Committee consisted of Messrs. Jasinski and Thomas (until his death in September 2019). No member of the Compensation Committee is an officer or employee of the Company, and none of our executive officers serve as a director or member of a compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 1, 2020:

•	by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	by each of our named executive officers;

•	by each of our directors or nominees; and

•	by all of our directors and executive officers as a group.

Unless otherwise indicated below, each person listed below maintains a business address in the care of LeMaitre Vascular, Inc., 63 Second Avenue, Burlington, MA 01803 and has sole voting and investment power with respect to all shares of common stock owned.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
5% Stockholders(2)
BlackRock, Inc.(3)	2,618,648	13.0%
55 East 52nd Street
New York, NY 10055

Conestoga Capital Advisors, LLC(4)	1,887,846	9.4%
550 E. Swedesford Road, Ste 120
Wayne, PA 19807

The Vanguard Group	1,368,353	6.8%
100 Vanguard Blvd.
Malvern, PA 19355

Named Executive Officers
George W. LeMaitre(5)	3,105,908	15.4%
David B. Roberts(6)	49,754	*
Joseph P. Pellegrino, Jr.(7)	11,516	*
Trent G. Kamke(8)	47,407	*

Directors
Lawrence J. Jasinski(9)	15,833	*
John J. O’Connor(10)	84,210	*
Bridget A. Ross	0	*
John A. Roush(11)	42,500	*
All executive officers and directors as a group (8 persons)(12)	3,357,128	16.5%

*	Represents less than 1% of the outstanding common stock
(1)

This table is based upon information supplied by executive officers, directors and principal stockholders and in their filings with the U.S. Securities and Exchange Commission (“SEC”). Beneficial ownership is determined in accordance with the SEC’s rules and generally includes voting or investment power with respect to securities as well as shares of common stock subject to options that are or will become exercisable within 60 days of May 1, 2020. Applicable percentage of ownership is based upon 20,178,506 shares of common stock outstanding as of May 1, 2020. Common stock subject to stock options currently exercisable or exercisable within 60 days of May 1, 2020 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

(2)

This information is based solely upon a review of the Schedule 13G reports or related amendments filed with the Securities and Exchange Commission with respect to holdings of the Company’s common stock as of December 31, 2019.

(3)

In its Schedule 13G/A, BlackRock, Inc. states that it is the parent holding company or control person of BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG and BlackRock Investment Management, LLC, which it identifies as having acquired the LeMaitre Vascular stock it beneficially owns.

(4)	In its Schedule 13G/A, Conestoga Capital Advisors, LLC indicates that it is an investment adviser that indirectly beneficially owns shares on behalf of accounts.
(5)

Includes 36,051 shares of common stock issuable to Mr. LeMaitre upon exercise of stock options and 150,000 shares of common stock owned by LeMaitre Family LLC. LeMaitre Family LLC is 100% owned by Christopher Lynch as trustee for various trusts formed for the benefit of the children of Dr. George D. LeMaitre and Cornelia W. LeMaitre, including George W. LeMaitre. The trust for the benefit of George W. LeMaitre holds a 20% membership interest in LeMaitre Family LLC. George W. LeMaitre and Christopher Lynch are the managers of LeMaitre Family LLC, with sole voting and investment power with respect to all shares held by such entity, acting by unanimous agreement. George W. LeMaitre disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(6)	Includes 19,884 shares of common stock issuable to Mr. Roberts upon exercise of stock options.
(7)	Includes 11,287 shares of common stock issuable to Mr. Pellegrino upon exercise of stock options.
(8)	Includes 15,196 shares of common stock issuable to Mr. Kamke upon exercise of stock options.
(9)	Includes 7,500 shares of common stock issuable to Mr. Jasinski upon exercise of stock options.
(10)	Includes 22,500 shares of common stock issuable to Mr. O’Connor upon exercise of stock options.
(11)	Includes 22,500 shares of common stock issuable to Mr. Roush upon exercise of stock options.
(12)	Includes an aggregate of 134,918 shares of common stock issuable upon exercise of stock options held by our executive officers and directors.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a written policy that any transaction that would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC, with a “related person” must be reviewed and approved or ratified by the Audit Committee and/or the Board of Directors, excluding any director interested in such transaction.

Except as otherwise disclosed below or herein under Item 11, there were no transactions with any of directors, executive officers, holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, since January 1, 2019. George W. LeMaitre, our Chairman of the Board and Chief Executive Officer, is the son of Cornelia W. LeMaitre, who serves as a human resources consultant to the Company for a fee of $10,000 per year.

DIRECTOR INDEPENDENCE

Under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Lawrence J. Jasinski, John J. O’Connor, John A. Roush, and Bridget A. Ross. Prior to his death in September 2019, Michael Thomas served as an independent member of our Board. In making independence determinations, the Board found that none of these directors had a material or other disqualifying relationship with us.

Item 14.	Principal Accounting Fees and Services

The following table shows the aggregate fees for professional services rendered by Grant Thornton LLP to the Company for the years ended December 31, 2019 and 2018, respectively.

	2019	2018
Audit Fees	$653,000	$589,000
Audit-Related Fees	62,000	59,000
Tax Fees	-	-
All Other Fees	-	-
Total	$715,000	$648,000

Audit Fees

Audit Fees for both years consist of fees for professional services associated with the annual consolidated financial statements’ audit, statutory filings, consents and assistance with, and review of, documents filed with the SEC.

Audit-Related Fees

Audit-Related Fees consist of fees for valuation and other reviews in connection with our acquisitions and divestitures undertaken in 2018 and 2019 and were not reported above under “Audit Fees.”

All of the fees referenced in the table above were pre-approved by our Audit Committee pursuant to the Pre-Approval Policy described below.

Pre-Approval Policy

The Audit Committee of the Board of Directors has implemented procedures under our Audit Committee pre-approval policy to ensure that all audit and permitted non-audit services to be provided to us have been pre-approved by the Audit Committee (the “Pre-Approval Policy”). Specifically, the Audit Committee pre-approves the use of our independent registered public accounting firm for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by our independent registered public accounting firm. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee.

The Audit Committee has determined that the rendering of services other than audit services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2020.

LEMAITRE VASCULAR, INC.

By:	/s/ JOSEPH P. PELLEGRINO, JR.
Joseph P. Pellegrino, Jr.,
Chief Financial Officer and Director