Form 10-Q
period 2020-06-30
LEMAITRE VASCULAR INC
filed 2020-08-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 20,227,177 shares of common stock, $.01 par value per share, outstanding as of July 31, 2020.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2020	2019
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,976	$11,786
Short-term marketable securities	5,074	20,895
Accounts receivable, net of allowances of $518 at June 30, 2020 and $522 at December 31, 2019	17,696	16,572
Inventory and other deferred costs	46,340	39,527
Prepaid expenses and other current assets	2,783	3,312
Total current assets	91,869	92,092

Property and equipment, net	15,685	14,854
Right-of-use leased assets	16,734	15,208
Goodwill	66,151	39,951
Other intangibles, net	63,165	24,893
Deferred tax assets	1,027	1,084
Other assets	1,086	259
Total assets	$255,717	$188,341

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$-
Revolving line of credit	25,000	-
Accounts payable	1,237	2,604
Accrued expenses	11,836	14,014
Acquisition-related obligations	2,517	2,476
Lease liabilities - short-term	1,767	1,757
Total current liabilities	44,357	20,851

Long-term debt	36,990
Lease liabilities - long-term	15,547	13,955
Deferred tax liabilities	1,178	1,179
Other long-term liabilities	5,016	4,215
Total liabilities	103,088	40,200

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,705,334 shares at June 30, 2020, and 21,678,927 shares at December 31, 2019	217	217
Additional paid-in capital	107,791	105,934
Retained earnings	59,869	57,029
Accumulated other comprehensive loss	(4,159)	(4,007)
Treasury stock, at cost; 1,523,636 shares at June 30, 2020 and 1,501,511 shares at December 31, 2019	(11,089)	(11,032)
Total stockholders’ equity	152,629	148,141
Total liabilities and stockholders’ equity	$255,717	$188,341

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$24,851	$29,483	$55,402	$57,962
Cost of sales	7,822	9,168	17,890	18,183

Gross profit	17,029	20,315	37,512	39,779

Sales and marketing	4,686	7,613	12,631	15,458
General and administrative	5,332	4,531	10,523	9,475
Research and development	2,139	2,256	5,133	4,496
Total operating expenses	12,157	14,400	28,287	29,429

Income from operations	4,872	5,915	9,225	10,350

Other income (expense):
Interest income	74	224	179	381
Interest expense	(66)	-	(66)	-
Foreign currency gain (loss)	(113)	(51)	(291)	(130)

Income before income taxes	4,767	6,088	9,047	10,601
Provision for income taxes	1,267	1,464	2,373	2,464

Net income	$3,500	$4,624	$6,674	$8,137

Earnings per share of common stock:
Basic	$0.17	$0.23	$0.33	$0.41
Diluted	$0.17	$0.23	$0.33	$0.40

Weighted-average shares outstanding:
Basic	20,180	19,680	20,174	19,660
Diluted	20,399	20,246	20,415	20,226

Cash dividends declared per common share	$0.095	$0.085	$0.190	$0.170

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income	$3,500	$4,624	$6,674	$8,137
Other comprehensive income (loss):
Foreign currency translation adjustment, net	1,055	208	(154)	(53)
Unrealized gain (loss) on short-term marketable securities	311	66	2	135
Total other comprehensive income (loss)	1,366	274	(152)	82

Comprehensive income	$4,866	$4,898	$6,522	$8,219

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	$217	$105,934	$57,029	$(4,007)	1,522,035	$(11,032)	$148,141

Net income				3,174				3,174
Other comprehensive income (loss)					(1,518)			(1,518)
Issuance of common stock for stock options exercised	19,141	-	233					233
Vested restricted stock units	4,074	-	-					-
Stock-based compensation expense			779					779
Repurchase of common stock at cost						1,601	(57)	(57)
Common stock dividend accrued				(1,917)				(1,917)

Balance at March 31, 2020	21,702,142	217	106,946	58,286	(5,525)	1,523,636	(11,089)	148,835

Net income				3,500				3,500
Other comprehensive income					1,366			1,366
Issuance of common stock for stock options exercised	3,000	-	42					42
Vested restricted stock units	192	-	-					-
Stock-based compensation expense			803					803
Common stock dividend paid				(1,917)				(1,917)

Balance at June 30, 2020	21,705,334	$217	$107,791	$59,869	$(4,159)	1,523,636	$(11,089)	$152,629

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2018	21,110,224	$211	$98,442	$45,831	$(3,900)	1,501,511	$(10,349)	$130,235

Net income				3,513				3,513
Other comprehensive income					(192)			(192)
Issuance of common stock for stock options exercised	61,419	1	478					479
Vested restricted stock units	2,026	-	-					-
Stock-based compensation expense			746					746
Repurchase of common stock at cost						926	(21)	(21)
Common stock dividend accrued				(1,672)				(1,672)

Balance at March 31, 2019	21,173,669	212	99,666	47,672	(4,092)	1,502,437	(10,370)	133,088

Net income				4,624				4,624
Other comprehensive income					274			274
Issuance of common stock for stock options exercised	77,032	1	530					531
Vested restricted stock units	171	-	-					-
Stock-based compensation expense			694					694
Repurchase of common stock at cost						1,008	(2)	(2)
Common stock dividend paid				(1,672)				(1,672)

Balance at June 30, 2019	21,250,872	213	100,890	50,624	(3,818)	1,503,445	(10,372)	137,537

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2020	2019
	(in thousands)
Operating activities
Net income	$6,674	$8,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,177	2,630
Stock-based compensation	1,582	1,440
Fair value adjustment to contingent consideration obligations	113	79
Provision for doubtful accounts	142	219
Provision for inventory write-downs	609	402
Foreign currency transaction loss	163	(63)
Changes in operating assets and liabilities:
Accounts receivable	441	(62)
Inventory and other deferred costs	(4,076)	(5,288)
Prepaid expenses and other assets	(197)	715
Accounts payable and other liabilities	(2,092)	(4,094)
Net cash provided by operating activities	6,536	4,115

Investing activities
Purchases of property and equipment and other assets	(1,174)	(1,651)
Payments related to acquisitions	(72,559)	-
Purchases of short-term marketable securities	(2,178)	(13,175)
Proceeds from sales of marketable securities	18,000	-
Net cash used in investing activities	(57,911)	(14,826)

Financing activities
Payments of deferred acquisition consideration	-	(59)
Proceeds from revolving line of credit	25,000	-
Proceeds from issuance of long-term debt	40,000	-
Payment of deferred debt issuance costs	(1,751)	-
Proceeds from issuance of common stock	276	1,008
Purchase of treasury stock	(57)	(23)
Common stock cash dividend paid	(3,834)	(3,344)
Net cash provided by (used in) financing activities	59,634	(2,418)

Effect of exchange rate changes on cash and cash equivalents	(69)	75
Net increase in cash and cash equivalents	8,190	(13,054)
Cash and cash equivalents at beginning of period	11,786	26,318
Cash and cash equivalents at end of period	$19,976	$13,264

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey (Note 4); Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; Hereford, England; Kensington, Australia; Tokyo, Japan; Shanghai, China; and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general, and as a result, the Company anticipates decreased revenues for its products in the near future.  However, the magnitude and duration of the impact on our revenues and operations from COVID-19 is uncertain and cannot currently be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as August 6, 2020, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts to the carrying value of its assets and liabilities from COVID-19.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by     management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)

Americas	$14,942	$17,511	$33,278	$33,886
Europe, Middle East and Africa	7,950	10,014	18,300	20,027
Asia/Pacific Rim	1,959	1,958	3,824	4,049
Total	$24,851	$29,483	$55,402	$57,962

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2020, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $785,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2027. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2020
(in thousands)
Unrecognized tax benefits as of December 31, 2019	$848
Additions for tax positions of current year	-
Additions for tax positions of prior years	(4)
Reductions for settlements with taxing authorities	(59)
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of June 30, 2020	$785

As of June 30, 2020, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2016 and forward
Foreign	2013 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$5,354	$5,359
Work-in-process	5,510	6,238
Finished products	29,608	23,032
Other deferred costs	5,868	4,898

Total inventory and other deferred costs	$46,340	$39,527

We had inventory on consignment at customer sites of $1.9 million at June 30, 2020 and December 31, 2019.

Other deferred costs relate to our RestoreFlow allograft offering and include costs incurred for the preservation of human vascular tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By U.S. federal law, human tissues cannot be bought or sold. Therefore, the vascular tissues we preserve are not held as inventory, and the costs we incur to procure and process them are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

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

The fair market valuations associated with these transactions fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long-range strategic plans and other estimates. Our assumptions associated with these Level 3 valuations are discussed below and in Note 14 to these financial statements.

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the bovine carotid artery graft business from Artegraft Inc. (Artegraft). Under the terms of the Artegraft APA, we agreed to pay Artegraft a total of up to $90.0 million for the purchase of substantially all of its assets related to its business of the manufacturing, marketing, sale and distribution of its bovine carotid artery grafts (Products) , other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount is to be held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, after which it will be released to Artegraft by mutual consent of the parties.

Three earn-out payments of $5.8 million each are potentially due to Artegraft under the Artegraft APA depending on the achievement of specified revenue targets, as follows:

●	$5.8 million upon final determination that 20,000 units of Product have been sold to third parties from January 1, 2021 to December 31, 2021;

●	$5.8 million upon final determination that there have been 24,000 units of Product have been sold to third parties from January 1, 2022 to December 31, 2022; and

●	$5.8 million upon final determination that there have been 28,800 units of Product have been sold to third parties from January 1, 2023 to December 31, 2023.

The Artegraft APA includes a catch-up feature on the earn-outs such that, at the end of the three-year period, if the sum of the unit sales for all three years is greater than or equal to 58,240 unit sales (80% of the combined individual-year targets), Artegraft will receive a “catch-up payment” in an amount equal to (a) $17,500,000 times a fraction, the numerator of which is the aggregate number of unit sales for the three-year period, and the denominator of which is 72,800 less (b) any individual-year earn-out previously paid. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets, as well as the time value of money until payment.

The following table summarizes the preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$3,859
Accounts receivable	1,789
Equipment and supplies	1,140
Accounts payable and other	(53)
Intangible assets	40,001
Goodwill	26,170

Purchase price	$72,906

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated	Estimated
	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$21,255	15.0
Intellectual property	16,449	10.0
Non-compete agreement	104	5.0
Tradenames	2,193	10.0

Total intangible assets	$40,001

The weighted-average amortization period of the acquired intangible assets was 12.6 years.

The results of operations of the Artegraft biologic graft business have been included in the results of operations of LeMaitre since the date of acquisition of June 22, 2020. Revenues from the acquisition were $0.2 million for the quarter ended June 30, 2020. The following unaudited pro forma financial information presents the results of operations for the three- and six-month periods ended June 30, 2020 and 2019 as if the acquisition had occurred at the beginning of 2019. The pro forma financial information presents historical operating results for the combined entities with adjustments for amortization expense, interest, management fees and related tax effects. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2019, or of future results.

	Unaudited Pro Forma Financial Information
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)

Net sales	$28,688	$33,319	$63,486	$65,109

Net income	2,930	4,012	5,568	6,815

Net income per share
Basic	$0.15	$0.20	$0.28	$0.35
Diluted	$0.14	$0.20	$0.27	$0.34

CardioCel and VascuCel Biologic Patches

On October 11, 2019 (the Closing Date), we entered into an asset purchase agreement (Admedus APA) to acquire the biologic patch business assets and a related technology license from Admedus Ltd (now known as Anteris Technologies Ltd) and various of its subsidiaries (Admedus). The biologic patch business consists of the CardioCel and VascuCel product lines, which are manufactured in a manner intended to reduce the risk of calcification. The products are sold worldwide. On the same date, the parties entered into a Transition Services Agreement (TSA) under which Admedus will manufacture and supply LeMaitre with inventory for a period of up to three years, unless extended in writing by both parties.

Under the Admedus APA we agreed to pay Admedus a total of up to $15.3 million for the purchase of substantially all of its biologic patch business assets, other than specifically identified Excluded Assets, plus $8.0 million for the technology license. The acquired assets (in combination with the license) included inventory, intellectual property, permits and approvals, data and records, and customer and supplier information, as well as a small amount of machinery and equipment. At closing, $14.2 million of the purchase price was paid to Admedus. Shortly thereafter another $0.3 million was paid in connection with delivery of audited financial statements of the acquired business to LeMaitre. Additional consideration may be payable as follows:

●	$0.7 million within 15 days following the first anniversary of the Closing Date;
●	$0.7 million within 15 days following the third anniversary of the Closing Date;
●	$2.0 million within 15 days following LeMaitre’s receipt of a CE mark on all acquired products;
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

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, and customer and supplier information, was $8.0 million. Of this amount, $6.8 million was paid at closing, with three follow-on payments $0.4 million each due on the first, second and third anniversaries of the closing date.  The deferred amounts totaling $1.2 million were recorded at an acquisition-date fair value of $1.1 million using a discount rate of 4.19% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims. The first payment was made without adjustment in July 2020.

The following table summarizes the preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$276
Equipment and supplies	70
Intangible assets	4,844
Goodwill	2,748

Purchase price	$7,938

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

Applied Medical Clot Management Business

On September 20, 2018, we entered into an agreement to acquire the assets of the embolectomy catheter business of Applied Medical Resources Corporation (Applied). The acquired business consists of several embolectomy, thrombectomy and irrigation catheter product lines. On the same date, we entered into a TSA under which Applied would manufacture and supply us with inventory for a period of twelve months, unless extended by both parties. The TSA was not extended.

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

Reddick Divestiture

On April 5, 2018, we entered into an agreement to sell the inventory, intellectual property and other assets associated exclusively with our Reddick cholangiogram catheter and Reddick-Saye screw product lines for $7.4 million to Specialty Surgical Instrumentation. At the same time, we entered into a TSA under which we would continue to manufacture and supply these products to the buyer for a period of up to two years unless extended by both parties, as well as a balloon supply agreement under which we will supply balloons, a component of the cholangiogram catheters, to the buyer for a period of up to six years unless extended by both parties. We recorded a gain during the quarter ended June 30, 2018 in connection with these agreements of $5.9 million. The following table summarizes the allocation of consideration received:

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

5. Goodwill and Other Intangibles

Goodwill consists of the following as of June 30, 2020 (in thousands):

(in thousands)
Balance at December 31, 2019	$39,951

Additions for acquisitions	26,170
Effects of currency exchange	30

Balance at June 30, 2020	$66,151

Other intangible assets consist of the following:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,951	$6,457	$23,494	$13,502	$5,722	$7,780
Trademarks, tradenames and licenses	4,000	800	3,200	1,807	702	1,105
Customer relationships	39,470	4,047	35,423	18,215	3,364	14,851
Other intangible assets	1,767	719	1,048	1,725	568	1,157

Total identifiable intangible assets	$75,188	$12,023	$63,165	$35,249	$10,356	$24,893

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2020 is 12.8 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Amortization expense	$894	$556	$1,728	$1,111

We estimate that amortization expense for the remainder of 2020 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2020	2021	2022	2023	2024	2025
	(in thousands)

Amortization expense	$3,146	$6,258	$6,053	$5,979	$5,783	$5,545

6. Revolving Line of Credit and Long-term Debt

In connection with the Artegraft acquisition (Note 4), we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn as of June 30, 2020, as well as a $40 million five-year term loan, as follows:

June 30, 2020
(in thousands)

Five-year term loan, net of unamortized debt issuance costs of $1,010	$38,990
Less current portion	(2,000)
$36,990

The loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate is defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. At June 30, 2020 all outstanding borrowings were designated as Eurodollar loans and bore interest of 3.5%. We incurred debt issuance costs in connection with this credit arrangement of approximately $1.8 million. The transaction costs were allocated between the revolving line of credit and the term loans, with the portion related to the revolving line of credit of $0.7 million recorded in other assets on our balance sheet, and the portion allocated to the term loan recorded as a deduction from the amount of the debt. All of these transaction costs are being amortized into interest expense on a straight-line basis as the result is not materially different from using the interest method, over the five-year term of the arrangement. This results in an effective interest rate of approximately 4.2%.

The term of the revolving line of credit is five years, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of $0.5 million to $1.0 million commencing September 30, 2020 through March 31, 2025, with the remaining outstanding balance due on June 22, 2025.

We must comply with various financial and non-financial covenants, which are set forth in the Credit Agreement governing the credit facility. The primary financial covenant consists of a maximum consolidated leverage ratio. The lenders are entitled to accelerate repayment of the loans and terminate the revolving credit commitment upon the occurrence of any of various events of default as described in the Credit Agreement.

Borrowings under the secured credit facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our subsidiaries’ other property and assets, in each case subject to various exceptions.

We are required to make mandatory prepayments of the term loans and any revolving credit loans in various amounts if we have Excess Cash Flow (as defined in the Credit Agreement, and commencing in respect of our fiscal year ending December 31, 2021), if we make certain sales of assets outside the ordinary course of business above certain thresholds or if we suffer certain property loss events above certain thresholds. We may make optional prepayments of the term loans from time to time without premium or penalty.

In connection with our debt issuance, we recorded interest expense, including amortization of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three months ended June 30, 2020 of approximately $66,000.

7. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, including approximately 3,630 square feet added in 2019, under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a 2,258 square foot facility in Hereford, England which houses our United Kingdom sales and distribution business. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at June 30, 2020.

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

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard and for leases entered into subsequently was the selection of a discount rate; because we had no debt as of the adoption of this standard, we had no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support. In connection with the assumption of the Artegraft lease referenced above, we used LeMaitre’s borrowing rate of 3.5% as of the acquisition date associated with debt incurred to finance the acquisition to value the lease.

Additional information with respect to our leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$481	$432	$955	$854
Short-term lease cost	44	63	57	131
Total lease cost	$525	$495	$1,012	$985

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$580	$445	$1,171	$959

Right-of-use assets obtained in exchange for new operating leae liabilities	$2,332	$594	$2,481	$810

Weighted average remaining lease term - operating leases (in years)	8.8	4.1	8.8	4.1

Weighted average discount rate - operating leases	5.25%	5.25%	5.25%	5.25%

At June 30,  2020, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2020	$1,367
Year ending December 31,
2021	2,654
2022	2,279
2023	1,978
2024	1,865
Thereafter	11,827
Adjustment to net present value as of June 30, 2020	(4,657)

Minimum noncancelable lease liability	$17,313

8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Compensation and related taxes	$5,350	$8,550
Income and other taxes	1,069	1,003
Professional fees	655	40
Other	4,762	4,421

Total	$11,836	$14,014

Other long-term liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Aquisition-related liabilities	$4,201	$3,268
Income taxes	710	781
Other	105	166

Total	$5,016	$4,215

9. Segment and Enterprise-Wide Disclosures

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States, Germany, Australia and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
United States	$13,535	$16,006	$30,535	$30,764
Germany	2,699	3,192	5,993	6,272
Other countries	8,617	10,285	18,874	20,926

Net Sales	$24,851	$29,483	$55,402	$57,962

10. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Stock option awards	$495	$432	$995	$879
Restricted stock units	308	262	587	561

Total share-based compensation	$803	$694	$1,582	$1,440

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of sales	$88	$76	$167	$158
Sales and marketing	134	146	293	304
General and administrative	495	418	951	837
Research and development	86	54	171	141

Total stock-based compensation	$803	$694	$1,582	$1,440

During the six-month period ended June 30, 2020, we granted options for the purchase of 20,000 shares of our common stock. During the six-month ended June 30, 2020, we awarded 2,292 restricted stock units. We issued approximately 26,000 and 141,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the three months ended June 30, 2020 and 2019, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,500	$4,624	$6,674	$8,137

Weighted average shares outstanding	20,180	19,680	20,174	19,660

Basic earnings per share	$0.17	$0.23	$0.33	$0.41

Diluted:
Net income available for common stockholders	$3,500	$4,624	$6,674	$8,137

Weighted-average shares outstanding	20,180	19,680	20,174	19,660
Common stock equivalents, if dilutive	219	566	241	566

Shares used in computing diluted earnings per common share	20,399	20,246	20,415	20,226

Diluted earnings per share	$0.17	$0.23	$0.33	$0.40

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	713	531	651	537

12. Stockholders’ Equity

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

On July 21, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on September 10, 2020, to stockholders of record at the close of business on August 27, 2020, which will total approximately $1.9 million.

13. Supplemental Cash Flow Information

	Six Months Ended June 30.
	2020	2019
	(in thousands)
Cash paid for income taxes, net	$2,328	$4,157

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2020 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2020.

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

On June 22, 2020, we acquired the bovine carotid artery graft business from Artegraft. The agreement includes the potential for us to pay up to $17.5 million of additional consideration beyond payments made at closing, contingent on the achievement of specified unit sales during each of the years ended December 31, 2021, 2022 and 2023. The agreement includes a catch-up feature under which, if cumulative unit sales over the three-year period are at least 80% of the sum of the individual annual targets, the earn-out would be paid at that percentage of the maximum $17.5 million payout. This liability was recorded at an acquisition-date fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets, as well as the time value of money until payment, and will be re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations.

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired business, management’s estimate of the likelihood of obtaining CE marks on the acquired products, and management’s estimate of Admedus’ ability to extend the shelf life of the acquired products.

	Six months ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$1,765	$72
Additions	406	-
Payments	-	(59)
Change in fair value included in earnings	57	(13)

Ending balance	$2,228	$-

15. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019 consisted primarily of foreign currency translation:

	Six months ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$(4,007)	$(3,900)

Other comprehensive income (loss) before reclassifications	(152)	82
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(4,159)	$(3,818)

16. Assets Held for Sale

During the first quarter of 2020, in connection with our planned transfer of the manufacturing of our Omniflow II ovine biologic graft to our Burlington, Massachusetts facility, management committed to and executed a plan to sell our land and building located in North Melbourne, Australia for A$2.7 million ($1.7 million). The sale is expected to close in September 2020, though no assurance can be given that the sale will be consummated at such time, or at all. These assets, with a net book value of A$1.9 million ($1.3 million) as of June 30, 2020, met the criteria to be classified as assets held for sale as of that date.

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

LeMaitre, AnastoClip, Artegraft, Cardial, CardioCel, Omniflow, ProCol, RestoreFlow, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants primarily for the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We also provide processing and cryopreservation services of human tissue for implantation in patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that prior to the COVID-19 pandemic, the annual worldwide market for all peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $750 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings, or the jurisdictions in which our device offerings are approved, through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

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

The COVID-19 pandemic has significantly impacted the markets into which we sell devices, our sales and our operations. In response to COVID-19, in many territories, hospitals have limited or prohibited the conduct of elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons was limited or eliminated during Q2 2020 due to restrictions imposed by hospitals or local governments. In territories where the COVID-19 pandemic has materially abated, we expect to see these restrictions eased. Nevertheless, during Q2 2020, these dynamics have resulted in, and we expect will continue to result in, decreased sales, as described further below. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law. We have also undertaken measures to reduce our operating costs, including temporary wage cuts and a reduction in force of approximately 13% of our full-time employee population.

Our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts, and valvulotomes. Through our RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular and cardiac tissue.

Our biologic offerings include vascular and cardiac patches, vascular, cardiac and dialysis grafts, and surgical glue, and in the current quarter represented 37% of worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

On June 22, 2020, we acquired the bovine carotid artery graft business from Artegraft, Inc. The results of operations of the Artegraft biologic graft business have been included in the results of operations of LeMaitre since the date of acquisition.

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

Our business opportunities include the following:

•	the addition of complementary products through acquisitions;

•	the long-term growth of our direct sales force in North America, Europe, Asia and the Pacific Rim;

•	the introduction of our products in new territories upon receipt of regulatory approvals or registrations in these territories;

•	the consolidation of, and automation of, product manufacturing at our facilities in our Burlington, Massachusetts corporate headquarters, and

•	the updating of existing products and introduction of new products through research and development.

Our ability to execute on the foregoing opportunities on a timely basis or at all will likely be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of June 30, 2020, our sales force was comprised of 88 sales representatives in North America, Europe and Asia/Pacific Rim, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have other North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with other European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, and we have Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other geographies through distributors.

Historically we have experienced success in niche product segments, for example the markets for valvulotome devices and carotid shunts. In some of these markets, however, such as the market for biological vascular patches, we have faced increased competition, which has inhibited our ability to continue to increase market share or to implement selling price increases. In the valvulotome market, our highly differentiated devices and range of product offerings have historically allowed us to increase our selling prices while maintaining our unit market share. In contrast, we have experienced less success in highly competitive markets such as our LifeSpan ePTFE vascular graft product line, where we face strong competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

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

As of June 30, 2020, we had 88 sales representatives versus 110 at June 30, 2019. On April 14, 2020 we terminated 11 sales representative positions in the Americas, representing 23% of all Americas sales representatives. We took this action in connection with the existing and predicted ongoing negative sales impact resulting from the COVID-19 pandemic, after having previously reduced the number of worldwide sales representatives in February 2020 by ten as a general cost-cutting measure.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In April 2018, we divested our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Specialty Surgical Instrumentation for $7.4 million.

•	In September 2018, we acquired the assets of the embolectomy catheter and clot management business from Applied Medical for $14.2 million.

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

•

In June 2020, we entered into an agreement with Artegraft, Inc. to purchase the assets of their bovine carotid artery graft business for $72.5 million plus additional payments of up to $17.5 million, depending upon unit sales of the acquired product line as specified in the agreement.

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington, Massachusetts facilities. We expect these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In September 2018, we acquired the embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the manufacturing of these devices to our Burlington facility. This transfer is now complete.

•

In late 2018 and into 2019, we expanded our biologic clean room at a cost of approximately $2.0 million, in order to transfer in the manufacture of our Omniflow II ovine biologic graft from our North Melbourne, Australia facility. This transfer is now complete.

•

In October 2019, we acquired the biologic patch business assets from Admedus. In July 2020, we initiated a project to transfer the manufacturing of these devices to our Burlington facility. We expect this transfer to be complete during the second half of 2022.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2020, approximately 45% of our sales took place outside the United States, and in most cases in currencies other than the U.S. dollar. We expect that sales in foreign currencies will represent a significant percentage of our future sales. Selling, marketing, and administrative expenses related to these sales are similarly denominated in foreign currencies, partially mitigating our exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the exchange rate changed. For the six months ended June 30, 2020, we estimate that the effects of changes in foreign exchange rates decreased sales by approximately $0.5 million, as compared to rates in effect for the six months ended June 30, 2019.

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

Results of Operations

In the second half of March 2020, we began to experience negative effects on our revenues and operations as a result of the COVID-19 global pandemic. While our revenues increased 7% during the quarter ended March 31, 2020 as compared to the prior year quarter, we estimate that revenues for the latter one-third of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France. Many of our sales offices were closed in the second half of March, and in many cases our employees are still working from their homes.

The sales decreases experienced in the one-third of March 2020 continued for the quarter ended June 30, 2020, in which sales decreased by 16% as compared to the quarter ended June 30, 2019. We currently expect to see a continued negative impact from COVID-19 on our revenues, gross profit and gross margin for the remainder of 2020, but it is difficult to estimate by how much, due to the uncertain duration and severity of the pandemic.

In April 2020, we initiated a plan to reduce our global workforce by approximately 13%, and to temporarily reduce salaries for certain retained employees. The salary reduction program applied to all employees earning $40,000 or more per year and has been applied outside of the United States to the extent permissible under applicable local laws and regulations. These salary reductions are currently expected to be in place until August 31, 2020.

For the reasons described above, we expect that results will be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2020	2019	change	2020	2019	change
	($ in thousands)			($ in thousands)
Net sales	$24,851	$29,483	(16%)	$55,402	$57,962	(4%)

Net sales by geography:
Americas	$14,942	$17,511	(15%)	$33,278	$33,886	(2%)
Europe, Middle East and Africa	7,950	10,014	(21%)	18,300	20,027	(9%)
Asia/Pacific Rim	1,959	1,958	0%	3,824	4,049	(6%)
Total	$24,851	$29,483	(16%)	$55,402	$57,962	(4%)

Net sales. Net sales decreased $4.6 million or 16% to $24.9 million for the three months ended June 30, 2020, compared to $29.5 million for the three months ended June 30, 2019. The decrease occurred across most product lines due to the impact of the COVID-19 pandemic. Product lines with the largest decreases included carotid shunts of $1.2 million; XenoSure and VascuCel bovine carotid patches of $1.2 million, allografts of $0.8 million and OEM sales of $0.6 million (related to the cholangiogram catheter product line divestiture). Partially offsetting these decreases were increased CardioCel bovine cardiac patch sales of $0.5 million, which we acquired in October 2019. We estimate that the stronger U.S. dollar during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 decreased net sales by $0.2 million.

Net sales decreased $2.6 million or 4% to $55.4 million for the six months ended June 30, 2020, compared to $58.0 million for the six months ended June 30, 2019. The decrease occurred across most product lines due to the impact of the COVID-19 pandemic. Product lines with the largest decreases included carotid shunts of $1.4 million, OEM sales of $1.4 million, bovine carotid patches of $1.0 million, ovine grafts of $0.6 million, powered phlebectomy systems of $0.6 million and polyester grafts of $0.5 million. Partially offsetting these decreases were sales of bovine cardiac patches which increased by $3.1 million and valvulotomes which increased $0.9 million, including $1.4 million from our acquisition of the U.S. Tru-incise (now Eze-Sit) valve cutter business in July 2019. We estimate that the stronger U.S. dollar during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 decreased our net sales by $0.5 million.

Direct-to-hospital net sales were 95% of our total net sales for the three-month period ended June 30, 2020 and 94% for the three-month period ended June 30, 2019 as well as both of the six-month periods ended June 30, 2020 and 2019.

Net sales by geography. Net sales in the Americas decreased $2.6 million, or 15%, for the three months ended June 30, 2020 as compared to June 30, 2019. The decrease occurred across many product lines due to the impact of the COVID-19 pandemic. The largest decreases were of carotid shunts and bovine carotid patches, each of $0.9 million, allografts of $0.8 million and OEM sales of $0.5 million. Partially offsetting these decreases were increased bovine cardiac patch sales of $0.9 million.

Net sales in the Americas decreased $0.6 million, or 2%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The largest decreases were of carotid shunts of $1.2 million, OEM sales of $0.9 million and bovine carotid patches of $0.8 million. These decreases were partially offset by increased bovine cardiac patch sales of $2.0 million.

Europe, Middle East and Africa (“EMEA”) net sales decreased $2.1 million, or 21%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease occurred across most product lines due to the COVID-19 pandemic. Additionally, as discussed under Item 1A. Risk Factors, there is currently a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning services related to CE mark certifications. This caused certain of our products to go on backorder during the quarter ended June 30, 2020, including bovine carotid patches and polyester grafts. The largest declines for the three months ended June 30, 2020 occurred in ovine grafts of $0.5 million, polyester grafts of $0.4 million and valvulotomes, carotid shunts and XenoSure bovine carotid patches, each of $0.3 million These decreases were partially offset by increased CardioCel bovine cardiac patch sales of $0.3 million.

EMEA net sales decreased $1.7 million, or 9% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The largest declines occurred in ovine grafts of $0.6 million, OEM sales of $0.4 million, polyester grafts of $0.4 million and bovine carotid patches and valvulotomes, each of $0.3 million. These decreases were partially offset by increased bovine cardiac patch sales of $0.8 million.

Asia/Pacific Rim net sales were unchanged for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, with increased sales of bovine cardiac patches of $0.1 million offset by decreased sales of occlusion catheters of $0.1 million.

Asia/Pacific Rim net sales decreased $0.2 million, or 6%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The largest declines occurred in powered phlebectomy systems of $0.3 million, occlusion catheters of $0.1 million and over-the-wire embolectomy catheters of $0.1 million. Partially offsetting these decreases were increased bovine cardiac patch sales of $0.3 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2020	2019	Change	change	2020	2019	Change	change
	($ in thousands)				($ in thousands)
Gross profit	$17,029	$20,315	$(3,286)	(16%)	$37,512	$39,779	$(2,267)	(6%)

Gross margin	68.5%	68.9%	(0.4%)	*	67.7%	68.6%	(0.9%)	*

* Not applicable

Gross Profit. Gross profit decreased $3.3 million to $17.0 million for the three months ended June 30, 2020, while gross margin decreased 40 basis points to 68.5% in the period. The decrease in gross profit was driven by lower sales in the June 2020 period. The decrease in the gross margin was driven primarily by manufacturing inefficiencies related to our allograft and biologic patch product lines and decreased sales of bovine carotid patches which carry a higher gross margin than many of our other products. These factors were partially offset by the favorable impact of decreased sales of polyester grafts and allografts, both of which carry a comparatively lower gross margin.

Gross profit decreased $2.3 million to $37.5 million for the six months ended June 30, 2020, while gross margin decreased 90 basis points to 67.7% in the period. The decrease in gross profit was driven by lower sales in the June 2020 period. The decrease in gross profit was driven by lower sales in the June 2020 period. The decrease in gross margin was driven primarily by manufacturing inefficiencies related to our allograft and biologic patch product lines and decreased sales of bovine carotid patches which carry a comparatively higher gross margin. These factors were partially offset by the favorable impact of decreased sales of lower-margin polyester grafts and increased sales of higher-margin valvulotomes.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2020	2019	$ Change	change	2020	2019	$ Change	change

Sales and marketing	$4,686	$7,613	$(2,927)	(38%)	$12,631	$15,458	$(2,827)	(18%)
General and administrative	5,332	4,531	801	18%	10,523	9,475	1,048	11%
Research and development	2,139	2,256	(117)	(5%)	5,133	4,496	637	14%
Total	$12,157	$14,400	$(2,243)	(16%)	$28,287	$29,429	$(1,142)	(4%)

	Three months ended June 30,			Six months ended June 30,
	2020	2019		2020	2019
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	19%	26%	(7%)	23%	27%	(4%)
General and administrative	21%	15%	6%	19%	16%	3%
Research and development	9%	8%	1%	9%	8%	1%

Sales and marketing. For the three months ended June 30, 2020, sales and marketing expense decreased 38% to $4.7 million. The decrease was driven mainly by expense reduction programs implemented in response to the COVID-19 global pandemic, including a reduction in force and temporary wage cuts for retained employees. The major components of the reduction for the three months ended June 30, 2020 as compared to June 30, 2019 were commissions expense of $1.1 million, salaries and related expenses of $0.8 million and travel and related expenses of $0.6 million. As a percentage of net sales, sales and marketing expense decreased to 19% for the three months ended June 30, 2020 from 26% in the prior period.

For the six months ended June 30, 2020, sales and marketing expense decreased 18% to $12.6 million.  The major components of the reduction were commissions expense of $1.2 million, salaries and related expenses of $0.5 million and travel and related expenses of $0.7 million. As a percentage of net sales, sales and marketing expense decreased to 23% for the six months ended June 30, 2020 from 27% in the prior period.

General and administrative. For the three months ended June 30, 2020, general and administrative expense increased 18% to $5.3 million. The increase was due primarily to Artegraft acquisition-related costs, including consulting and other transaction costs of approximately $1.2 million. The cost increases were partially offset by lower compensation-related costs from our reduction in force and temporary wage cuts of $0.6 million. As a percentage of sales, general and administrative expense increased to 21% for the three-months ended June 30, 2020 from 15% in the prior period.

For the six months ended June 30, 2020, general and administrative expense increased 11% to $10.5 million. Higher acquisition-related costs discussed above were partially offset by lower compensation-related costs from our reduction in force and temporary wage cuts of $0.6 million and lower administrative costs associated with transferring the manufacturing of our ovine biologic grafts to Burlington of $0.1 million. As a percentage of sales, general and administrative expense increased to 19% for the six months ended June 30, 2020 from 16% in the prior period.

Research and development. For the three months ended June 30, 2020, research and development expense decreased 5% to $2.1 million.  Product development and process engineering expenses decreased $0.2 million or 18% on a combined basis, in large part due to completion of the transition of certain acquired products to our Burlington manufacturing operations. Clinical and regulatory expenses increased $0.2 million or 27%, related to consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well as regulatory submissions for our products in geographies such as China and Japan, and testing related to our biologic product offerings. As a percentage of sales, research and development expense increased to 9% for the three months ended June 30, 2020, as compared to 8% in the prior year.

For the six months ended June 30, 2020, research and development expense increased 14% to $5.1 million.  Product development and process engineering expenses were unchanged on a combined basis. Clinical and regulatory expenses increased $0.9 million or 27%, related to consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well as regulatory submissions for our products in geographies such as China and Japan, and testing related to our biologic product offerings. Royalty expense decreased by $0.2 million due to the end of underlying arrangements. As a percentage of sales, research and development expense increased to 9% for the six months ended June 30, 2020, as compared to 8% in the prior year.

Income tax expense. We recorded a tax provision of $1.3 million on pre-tax income of $4.8 million for the three months ended June 30, 2020, compared to a $1.5 million tax provision on pre-tax income of $6.1 million for the three months ended June 30, 2019. We recorded a tax provision of $2.4 million on pre-tax income of $9.0 million for the six months ended June 30, 2020, compared to $2.5 million on pre-tax income of $10.6 million for the six months ended June 30, 2019. Our effective income tax rate was 26.6% and 26.2% for the three and six month period ended June 30, 2020. Our tax expense for the current period is based on an estimated annual effective tax rate of 26.6%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

Our effective income tax rate was 24.0% and 23.2% for the three and six month period ended June 30, 2019. Our 2019 provision was based on the estimated annual effective tax rate of 26.2%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2019 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of June 30, 2020, we have provided a valuation allowance of $1.4 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At June 30, 2020, our cash and cash equivalents were $20.0 million as compared to $11.8 million at December 31, 2019. We also had $5.1 million in a short-term marketable securities as of June 30, 2020 compared to $20.9 million as of December 31, 2019. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the United States is available for corporate use, with the exception of $2.3 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

In June 2020, in connection with our acquisition of the bovine carotid artery business assets of Artegraft, we incurred debt of $65 million including a five-year revolving line of credit of $25 million and a five-year term loan of $40 million. The loans bear interest at either the Base Rate as defined in the agreement plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. At June 30, 2020 all outstanding borrowings were designated as Eurodollar loans and had an interest rate of 3.5%.

The term of the revolving line of credit is five years, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of from $0.5 million to $1.0 million commencing September 30, 2020 through March 31, 2025, with the remaining outstanding balance due on June 22, 2025.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short- and long-term borrowings, and funds generated from our operations.

We recognized operating income of $9.2 million for the six months ended June 30, 2020. For the year ended December 31, 2019, we had operating income of $21.7 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	payments for interest and principle on our long-term debt and revolving line of credit;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances of our existing and future products;

•	the costs associated with obtaining European MDR clearances of our existing and future products;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, make debt payments, make share repurchases and make deferred payments related to prior acquisitions. As discussed above under Results of Operations, during the latter third of March 2020, we began to experience negative effects on our revenues and operations as a result of the COVID-19 global pandemic. While our revenues increased 7% during the quarter ended March 31, 2020 as compared to the prior year quarter, we estimate that revenues for the latter one-third of the month of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France. The sales decreases experienced in the latter half of March 2020 continued for the quarter ended June 30, 2020, in which sales decreased by approximately 16% as compared to the quarter ended June 30, 2019. We currently expect to see a continued negative impact from COVID-19 on our revenues, gross profit and potentially our gross margin for the remainder of 2020, but it is difficult to estimate by how much, due to the uncertain duration and severity of the pandemic.

In April 2020, we initiated a plan to reduce our global workforce by approximately 13%, and to temporarily reduce salaries for all retained employees earning $40,000 or more per year. This temporary reduction has been applied outside of the United States to the extent permissible under applicable local laws and regulations. These salary reductions are currently expected to be in place until August 31, 2020. For the reasons described above, we expect that future results will be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

With the above-mentioned workforce reduction and temporary salary reductions implemented, we believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently-forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

On July 21, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on September 10, 2020, to stockholders of record at the close of business on August 27, 2020, which will total approximately $1.9 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2020	2019	Net Change
Cash and cash equivalents	$19,976	$13,264	$6,712

Cash flows provided by (used in):
Operating activities	$6,536	$4,115	$2,421
Investing activities	(57,911)	(14,826)	(43,085)
Financing activities	59,634	(2,418)	62,052

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2020, consisting of $6.7 million in net income, adjustments for non-cash or non-operating items of $5.8 million (including depreciation and amortization of $3.2 million, stock-based compensation of $1.6 million and provisions for inventory write-offs and doubtful accounts of $0.8 million) and also a net use of working capital of $5.9 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $4.1 million, a decrease in accounts payable and accrued expenses of $2.1 million, and an increase in other assets of $0.2 million, partially offset by a decrease in accounts receivable of $0.4 million.

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2019, consisting of $8.1 million in net income, adjustments for non-cash or non-operating items of $4.7 million (including primarily depreciation and amortization of $2.6 million, stock-based compensation of $1.4 million, and provisions for inventory write-offs and doubtful accounts of $0.4 million and $0.2 million, respectively) and also a net use of working capital of $8.7 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $5.3 million and a decrease in accounts payable and other liabilities of $4.1 million, including payments associated with our annual bonus plan, dividends and income taxes. These cash uses were offset by a decrease in prepaid and other assets of $0.7 million, primarily related to prepaid taxes.

Net cash used in investing activities. Net cash used in investing activities was $57.9 million for the six months ended June 30, 2020, including acquisition-related payments of $72.6 million primarily associated with the purchase of the bovine carotid artery patch business from Artegraft and expenditures on equipment and technology of $1.2 million, offset by net sales and purchases of marketable securities of $15.8 million.

Net cash used in investing activities was $14.8 million for the six months ended June 30, 2019, including purchases of marketable securities of $13.2 million and expenditures on property and equipment of $1.6 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $59.6 million for the six months ended June 30, 2020, consisting primarily of borrowings of $63.2 million net of debt issuance costs incurred and proceeds from stock option exercises of $0.2 million net of shares repurchased to cover employee payroll taxes. These increases to cash were in part offset by the payment of dividends of $3.8 million.

Net cash used in financing activities was $2.4 million for the six months ended June 30, 2019, consisting primarily of dividend payments of $3.3 million, offset in part by proceeds from stock option exercises of $1.0 million net of shares repurchased to cover employee payroll taxes, and deferred payments for acquisitions of less than $0.1 million.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. Excepting the assumption of a lease in connection with our acquisition of the Artegraft bovine carotid artery graft business, our contractual obligations have not changed significantly since December 31, 2019 as reported in our Annual Report on Form 10-K. As referenced below under Critical Accounting Policies and Estimates, our operating lease contractual obligations are now recorded as liabilities on our balance sheet.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes in our critical accounting policies during the six months ended June 30, 2020. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2020 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of July 31, 2020, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Like many companies around the world, we have experienced negative effects on our revenues and operations as a result of the COVID-19 global pandemic. The wide geographic spread of the pandemic has adversely affected the global economy, and has resulted in reduced demand for our products, most of which are used in elective procedures. We began to experience the negative impacts of the pandemic in March. We estimate that revenues for the latter one-third of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France. The sales decreases continued in the quarter ended June 30, 2020, with sales decreasing by approximately 16% as compared to the quarter ended June 30, 2019.

We currently expect the impact on our revenues to continue for the rest of 2020, but it is difficult to estimate by how much due to the uncertainty of the duration and severity of the pandemic. In addition, a recession resulting from the spread of COVID-19 could materially affect our revenues, our business and the value of our common stock.

In addition to reduced revenues, we have experienced other adverse impacts to our business, including, but not limited to, the temporary closure of certain of our sales offices, significant restrictions on our employees’ ability to travel, prohibitions or limitations on our sales representatives’ access to customers, and delays in our clinical trial for XenoSure in China. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Certain measures we have taken to reduce costs as a result of the COVID-19 pandemic may impact employee morale, burden remaining employees and result in increased attrition rates, which could adversely impact our business.

In order to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic, we initiated a reduction in force in April to reduce our global workforce by approximately 13% and a structured salary reduction program to temporarily cut salaries for employees earning $40,000 or more per year, subject to applicable laws and regulations. Additionally, we had previously implemented a 7% reduction in force in February 2020 for general cost-cutting purposes.  Contraction in our employee base may result in remaining employees becoming overburdened and certain activities or initiatives being delayed or abandoned.  These results, along with temporary salary reductions, may have adversely impacted employee morale and may have caused increased employee attrition.  Additionally, as a result of our reductions in force, we may not be able to provide the same level of service to our customers as we did prior to those reductions, which may result in a loss of sales.  We cannot assure you that one or more of these results will not harm our business.

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

Our products are regulated in the European Union (EU) under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity to the essential requirements of the MDD, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE mark certifications to sell nearly all of our products, though currently there is a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning all services related to the MDD. On June 13, 2019, the Notified Body that issued the majority of our CE mark certifications, Lloyd's Register Quality Assurance or LRQA, notified its clients that it would cease providing all Notified Body services relating to the MDD to all clients, including us, as of September 12, 2019, which date was subsequently extended to September 30, 2019. As a result, all LRQA-issued CE mark certifications, unless earlier transferred to a new Notified Body, would lapse as of such date. Prior to receipt of such notice, we had begun transitioning our CE mark certifications to a new Notified Body, TUV SUD. However, TUV SUD was unable to complete all work necessary to reissue our CE mark certifications by September 30, 2019. Under the MDD, only product placed on the European market prior to September 30, 2019 is eligible for sale to EU countries. As a result, prior to September 30, 2019, we manufactured and shipped inventory in amounts that for most products we believed would be sufficient to supply our EU customers while we awaited reissuance of the CE mark certifications by TUV SUD. CE mark certifications were reissued in February 2020 for many of our products. For some products for which CE marks have not yet been reissued, we expect to continue selling product from our inventory reserves already placed on the market in the EU prior to September 30, 2019, which we previously believed were adequate to meet demand. However, we do not expect reissuance of our CE mark certifications 1) for XenoSure and AlboGraft until Q4 2020, 2) for Anastoclip AC closure systems, Anastoclip GC closure systems, Flexcel and Pruitt F3 carotid shunts and LifeSpan ePTFE vascular grafts until Q1 2021 and 3) for AlboSure vascular patches until Q4 2021. We have started to experience backorders related to these products and our revenues are being impacted. The most acute backorders relate to XenoSure and AlboGraft. To mitigate, in part, the impact of these backorders, we have begun seeking exemptions in certain European countries from the requirement to apply CE marking to XenoSure and AlboGraft on a temporary basis while we continue to seek reissuance of CE marks. Thus far, we have received temporary authorization to sell XenoSure and AlboGraft without a CE mark in Germany, the UK, the Netherlands, Sweden and France, in each case subject to certain conditions. If the reissuance of our CE marks for any of these products is materially delayed or withheld or we are unsuccessful in seeking additional exemptions, our revenues could be further impacted and our business could be harmed.

Additionally, the CE mark for our Omniflow II graft will lapse due to the transfer of our manufacturing site from North Melbourne, Australia to Burlington, Massachusetts. This delay will also subject Omniflow II to an MDR application process earlier than we expected. This will result in a lapse in the CE mark certification for Omniflow II from June 2020 until we receive the CE mark certification of Omniflow II, which we expect to occur by Q4 2021. We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply our customers until Q4 2021, based on historical sales, and as a result, we may go into backorder for Omniflow II until the MDR CE mark is issued. If the CE mark certification for Omniflow II is materially delayed or withheld, our European revenues could be impacted and our business could be harmed.

In April 2017, the EU adopted new regulations for medical devices (MDR), which replace the MDD and will apply beginning May 26, 2021. Our products will be subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As our Notified Bodies start to transition from MDD to MDR, they have begun to impose more rigorous requirements on us in order to obtain approval to renew the CE marks on certain of our products. For example, we have been informed by BSI, our Notified Body for the product lines manufactured in our Saint-Etienne, France facility, that they require more clinical data for three of the four product lines for the continuance of the CE mark certifications and the upcoming MDR certifications for such devices. If we fail to obtain sufficient clinical data for these products, our current CE marks may be suspended or not issued in a timely manner or at all. Additionally, if we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

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

Maintaining a CE mark is contingent upon our continued compliance with applicable European medical device requirements, including limitations on advertising and promotion of medical devices and requirements governing the handling of adverse events. As highlighted above, there can be no assurance that we will be successful in maintaining the CE mark for any of our current products. In particular, adverse event reporting requirements in the EU mandate that we report incidents which led or could have led to death or serious deterioration in health. Under certain circumstances, we could be required to or could voluntarily initiate a recall or removal of our product from the market in order to address product deficiencies or malfunctions. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

 None.

Item 5. Other Information

As the following Form 8-K reportable event occurred within 4 business days of the filing of this Quarterly Report on Form 10-Q, such event is disclosed in this Item 5:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 3, 2020, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved the cessation of a previously disclosed structured salary reduction program as of August 31, 2020.  The program applies to employees of the Company earning $40,000 or more per year, including the named executive officers of the Company. Beginning September 1, 2020, all employees will be entitled to receive their normal base salaries in effect prior to the reduction program on a go-forward basis.  The Compensation Committee also approved, beginning September 1, 2020, the reinstatement of cash compensation payable to members of the Board for their service, including the annual Board retainer, committee membership retainers, committee chair retainers and fees for meeting attendance.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1+	Asset Purchase Agreement, dated June 22, 2020, by and between the Company and Artegraft, Inc.	8-K	June 24, 2020	001-33092
10.1	Credit Agreement dated June 22, 2020, by and among the Company, the lenders from time to time party thereto and KeyBank National Association, as administrative agent.	8-K	June 24, 2020	001-33092
10.2	Security Agreement, dated June 22, 2020, by and among the Company, each additional grantor that becomes a party thereto and KeyBank National Association, as collateral agent.	8-K	June 24, 2020	001-33092

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Portions of the exhibit (indicated by “[***]”) have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of LeMaitre Vascular, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2020.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director