Form 10-Q
period 2020-09-30
LEMAITRE VASCULAR INC
filed 2020-11-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had 20,341,985 shares of common stock, $.01 par value per share, outstanding as of October 31, 2020.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

 Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2020	2019
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$29,279	$11,786
Short-term marketable securities	5,097	20,895
Accounts receivable, net of allowances of $619 at September 30, 2020 and $522 at December 31, 2019	19,625	16,572
Inventory and other deferred costs	45,639	39,527
Prepaid expenses and other current assets	2,612	3,312
Total current assets	102,252	92,092

Property and equipment, net	14,133	14,854
Right-of-use leased assets	16,372	15,208
Goodwill	65,945	39,951
Other intangibles, net	60,540	24,893
Deferred tax assets	1,385	1,084
Other assets	942	259
Total assets	$261,569	$188,341

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,250	$-
Revolving line of credit	21,000	-
Accounts payable	2,168	2,604
Accrued expenses	14,679	14,014
Acquisition-related obligations	2,543	2,476
Lease liabilities - short-term	1,806	1,757
Total current liabilities	44,446	20,851

Long-term debt	36,229	-
Lease liabilities - long-term	15,192	13,955
Deferred tax liabilities	90	1,179
Other long-term liabilities	4,629	4,215
Total liabilities	100,586	40,200

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 21,819,924 shares at September 30, 2020, and 21,678,827 shares at December 31, 2019	218	217
Additional paid-in capital	109,640	105,934
Retained earnings	65,457	57,029
Accumulated other comprehensive loss	(3,009)	(4,007)
Treasury stock, at cost; 1,531,166 shares at September 30, 2020 and 1,501,511 shares at December 31, 2019	(11,323)	(11,032)
Total stockholders’ equity	160,983	148,141
Total liabilities and stockholders’ equity	$261,569	$188,341

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$36,416	$29,100	$91,818	$87,062
Cost of sales	13,712	8,934	31,602	27,117

Gross profit	22,704	20,166	60,216	59,945

Sales and marketing	5,157	7,429	17,788	22,887
General and administrative	5,901	4,551	16,425	14,026
Research and development	2,098	2,281	7,230	6,777
Gain on sale of building	(470)	-	(470)	-

Total operating expenses	12,686	14,261	40,973	43,690

Income from operations	10,018	5,905	19,243	16,255

Other income (expense):
Interest income	15	193	194	574
Interest expense	(665)	-	(732)	-
Foreign currency gain (loss)	10	(208)	(280)	(338)

Income before income taxes	9,378	5,890	18,425	16,491
Provision for income taxes	1,865	706	4,238	3,170

Net income	$7,513	$5,184	$14,187	$13,321

Earnings per share of common stock:
Basic	$0.37	$0.26	$0.70	$0.68
Diluted	$0.37	$0.25	$0.69	$0.66

Weighted-average shares outstanding:
Basic	20,254	19,871	20,201	19,731
Diluted	20,474	20,378	20,434	20,277

Cash dividends declared per common share	$0.095	$0.085	$0.285	$0.255

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income	$7,513	$5,184	$14,187	$13,321
Other comprehensive income (loss):
Foreign currency translation adjustment, net	1,142	(1,072)	988	(1,125)
Unrealized gain (loss) on short-term marketable securities	8	(4)	10	131
Total other comprehensive income (loss)	1,150	(1,076)	998	(994)

Comprehensive income	$8,663	$4,108	$15,185	$12,327

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	$217	$105,934	$57,029	$(4,007)	1,522,035	$(11,032)	$148,141

Net income				3,174				3,174
Other comprehensive income (loss)					(1,518)			(1,518)
Issuance of common stock for stock options exercised	19,141	-	233					233
Vested restricted stock units	4,074	-	-					-
Stock-based compensation expense			779					779
Repurchase of common stock at cost						1,601	(57)	(57)
Common stock dividend accrued				(1,917)				(1,917)

Balance at March 31, 2020	21,702,142	217	106,946	58,286	(5,525)	1,523,636	(11,089)	148,835

Net income				3,500				3,500
Other comprehensive income					1,366			1,366
Issuance of common stock for stock options exercised	3,000	-	42					42
Vested restricted stock units	192	-	-					-
Stock-based compensation expense			803					803
Common stock dividend paid				(1,917)				(1,917)

Balance at June 30, 2020	21,705,334	217	107,791	59,869	(4,159)	1,523,636	(11,089)	152,629

Net income				7,513				7,513
Other comprehensive income					1,150			1,150
Issuance of common stock for stock options exercised	92,014	1	1,162					1,163
Vested restricted stock units	22,576	-	-					-
Stock-based compensation expense			687					687
Repurchase of common stock at cost						7,530	(234)	(234)
Common stock dividend paid				(1,925)				(1,925)

Balance at September 30, 2020	21,819,924	$218	$109,640	$65,457	$(3,009)	1,531,166	$(11,323)	$160,983

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2018	21,110,224	$211	$98,442	$45,831	$(3,900)	1,501,511	$(10,349)	$130,235

Net income				3,513				3,513
Other comprehensive income (loss)					(192)			(192)
Issuance of common stock for stock options exercised	61,419	1	478					479
Vested restricted stock units	2,026	-	-					-
Stock-based compensation expense			746					746
Repurchase of common stock at cost						926	(21)	(21)
Common stock dividend accrued				(1,672)				(1,672)

Balance at March 31, 2019	21,173,669	212	99,666	47,672	(4,092)	1,502,437	(10,370)	133,088

Net income				4,624				4,624
Other comprehensive income (loss)					274			274
Issuance of common stock for stock options exercised	77,032	1	530					531
Vested restricted stock units	171	-	-					-
Stock-based compensation expense			694					694
Repurchase of common stock at cost						1,008	(2)	(2)
Common stock dividend paid				(1,672)				(1,672)

Balance at June 30, 2019	21,250,872	213	100,890	50,624	(3,818)	1,503,445	(10,372)	137,537

Net income				5,184				5,184
Other comprehensive income (loss)					(1,076)			(1,076)
Issuance of common stock for stock options exercised	208,821	2	2,128					2,130
Vested restricted stock units	35,613		-					-
Stock-based compensation expense			655					655
Repurchase of common stock at cost						11,933	(423)	(423)
Common stock dividend paid				(1,691)				(1,691)

Balance at September 30, 2019	21,495,306	215	103,673	54,117	(4,894)	1,515,378	(10,795)	142,316

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2020	2019
	(in thousands)
Operating activities
Net income	$14,187	$13,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,861	3,975
Stock-based compensation	2,269	2,095
Fair value adjustment to contingent consideration obligations	132	123
Provision for doubtful accounts	257	289
Provision for inventory write-downs	1,032	508
Gain on sale of building	(470)	-
Foreign currency transaction loss	49	62
Changes in operating assets and liabilities:
Accounts receivable	(1,326)	268
Inventory and other deferred costs	(3,228)	(9,576)
Prepaid expenses and other assets	35	(449)
Accounts payable and other liabilities	1,850	(2,031)
Net cash provided by operating activities	20,648	8,585

Investing activities
Purchases of property and equipment and other assets	(1,767)	(2,361)
Proceeds from sale of building	2,023	-
Payments related to acquisitions	(72,627)	(6,815)
Purchases of short-term marketable securities	(2,193)	(18,378)
Proceeds from sales of marketable securities	18,000	7,000
Net cash used in investing activities	(56,564)	(20,554)

Financing activities
Payments of deferred acquisition consideration	(976)	(59)
Proceeds from revolving line of credit	25,000	-
Proceeds from issuance of long-term debt	40,000	-
Payments of revolving line of credit	(4,000)	-
Payments of long-term debt	(500)	-
Payment of deferred debt issuance costs	(1,751)	-
Proceeds from issuance of common stock	1,437	3,138
Purchase of treasury stock	(291)	(446)
Common stock cash dividend paid	(5,759)	(5,035)
Net cash provided by (used in) financing activities	53,160	(2,402)

Effect of exchange rate changes on cash and cash equivalents	249	(228)
Net increase in cash and cash equivalents	17,493	(14,599)
Cash and cash equivalents at beginning of period	11,786	26,318
Cash and cash equivalents at end of period	$29,279	$11,719
Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general.  However, the magnitude and duration of the impact on our revenues and operations from COVID-19 is uncertain and cannot currently be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as November 6, 2020, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates, particularly if the Company experiences material impacts to the carrying value of its assets and liabilities from COVID-19.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)

Americas	$24,184	$17,698	$57,462	$51,584
Europe, Middle East and Africa	10,039	9,452	28,339	29,479
Asia/Pacific Rim	2,193	1,950	6,017	5,999
Total	$36,416	$29,100	$91,818	$87,062

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2020, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $803,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2027. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2020
(in thousands)
Unrecognized tax benefits as of December 31, 2019	$848
Additions for tax positions of current year	-
Additions for tax positions of prior years	14
Reductions for settlements with taxing authorities	(59)
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of September 30, 2020	$803

As of September 30, 2020, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2016 and forward
Foreign	2013 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$5,091	$5,359
Work-in-process	5,617	6,238
Finished products	28,813	23,032
Other deferred costs	6,118	4,898

Total inventory and other deferred costs	$45,639	$39,527

We had inventory on consignment at customer sites of $2.1 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively.

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

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the bovine carotid artery graft business from Artegraft, Inc., who subsequent to the closing changed their name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of its assets related to its business of the manufacturing, marketing, sale and distribution of its bovine carotid artery grafts (Products) , other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount is to be held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc., after which it will be released to Artegraft, Inc. by mutual consent of the parties.

Three earn-out payments of $5,833,333 each are potentially due to Artegraft, Inc. under the Artegraft APA depending on the achievement of specified revenue targets, as follows:

●	$5.8 million upon final determination that 20,000 units of Product have been sold to third parties from January 1, 2021 to December 31, 2021;

●	$5.8 million upon final determination that 24,000 units of Product have been sold to third parties from January 1, 2022 to December 31, 2022; and

●	$5.8 million upon final determination that 28,800 units of Product have been sold to third parties from January 1, 2023 to December 31, 2023.

The Artegraft APA includes a catch-up feature on the earn-outs such that, at the end of the three-year period, if the sum of the unit sales for all three years is greater than or equal to 58,240 unit sales (80% of the combined individual-year targets), Artegraft, Inc. will receive a “catch-up payment” in an amount equal to (a) $17,500,000 times a fraction, the numerator of which is the aggregate number of unit sales for the three-year period, and the denominator of which is 72,800 less (b) any individual-year earn-out previously paid. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets, as well as the time value of money until payment.

On the date of Acquisition, the Company allocated the consideration given to the individual assets acquired and the liabilities assumed based on a preliminary estimate of their fair values.   During the three months ended September 30, 2020, the Company obtained and considered additional information related to the assets acquired and liabilities assumed, and recorded measurement period adjustments to the allocation of the purchase price. The following table summarizes the as yet preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$3,859
Accounts receivable	1,789
Equipment and supplies	1,140
Accounts payable and other	(53)
Intangible assets	39,056
Goodwill	27,115

Purchase price	$72,906

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated	Estimated
	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$20,310	15.0
Intellectual property	16,449	10.0
Non-compete agreement	104	5.0
Tradenames	2,193	10.0

Total intangible assets	$39,056

The weighted-average amortization period of the acquired intangible assets was 12.6 years.

The results of operations of the Artegraft biologic graft business have been included in the results of operations of LeMaitre since the date of acquisition of June 22, 2020. Revenues since the acquisition date through September 30, 2020 were $5.6 million. The following unaudited pro forma financial information presents the results of operations for the three-month period ended September 30, 2019 and the nine-month periods ended September 30, 2020 and 2019 as if the acquisition had occurred at the beginning of 2019. The pro forma financial information presents historical operating results for the combined entities with adjustments for amortization expense, interest, management fees and related tax effects. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2019, or of future results.

	Unaudited Pro Forma Financial Information
	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2020	2019
	($ in thousands)	($ in thousands)

Net sales	$32,764	$99,902	$97,873

Net income	4,315	13,081	11,130

Net income per share
Basic	$0.22	$0.65	$0.57
Diluted	$0.21	$0.64	$0.55

CardioCel and VascuCel Biologic Patches

On October 11, 2019 (the Closing Date), we entered into an asset purchase agreement (Admedus APA) to acquire the biologic patch business assets and a related technology license from Admedus Ltd (now known as Anteris Technologies Ltd) and various of its subsidiaries (collectively, Admedus). The biologic patch business consists of the CardioCel and VascuCel product lines, which are manufactured in a manner intended to reduce the risk of calcification. The products are sold worldwide. On the same date, the parties entered into a Transition Services Agreement (TSA) under which Admedus will manufacture and supply LeMaitre with inventory for a period of up to three years, unless extended in writing by both parties.

Under the Admedus APA we agreed to pay Admedus a total of up to $15.3 million for the purchase of substantially all of its biologic patch business assets, other than specifically identified excluded assets, plus $8.0 million for the technology license. The acquired assets (in combination with the license) included inventory, intellectual property, permits and approvals, data and records, and customer and supplier information, as well as a small amount of machinery and equipment. At closing, $14.2 million of the purchase price was paid to Admedus. Shortly thereafter another $0.3 million was paid in connection with delivery of audited financial statements of the acquired business to LeMaitre. Additional payments of $0.7 million are due within 15 days of the first and third anniversaries of the closing date. Additional contingent consideration may be payable as follows:

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

This contingent consideration of $7.5 million was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. See Note 14.

During the quarter ended September 30, 2020, we recorded a $1.3 million adjustment to goodwill with an offsetting adjustment to deferred income taxes to reflect the difference between book basis and tax basis of the technology license. The following table summarizes the purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory and other	$1,343
Deferred tax assets	1,345
Intangible assets	8,725
Goodwill	5,999

Purchase price	$17,412

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

Tru-Incise Valve Cutter

On July 12, 2019, we entered into an agreement with UreSil, LLC to purchase the remaining assets of their Tru-Incise valve cutter business, including distribution rights in the United States. We also entered into a TSA under which UreSil, LLC continued to manufacture the acquired products for us for a specified time, until we transitioned the full manufacturing process to our Burlington, Massachusetts facilities. This manufacturing transfer is now complete.

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

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information, was $14.2 million. Of this amount, $11.0 million was paid at closing, another $2.0 million was paid 12 months following the closing date and the final $1.2 million was paid 24 months following the closing date in a slightly reduced amount. The deferred amounts totaling $3.2 million were recorded at an acquisition-date fair value of $3.0 million using a discount rate of 3.75% to reflect the time value of money between the acquisition date and the payment due dates.

The following table summarizes the purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$739
Equipment and supplies	416
Intangible assets	6,527
Goodwill	6,361

Purchase price	$14,043

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life
	(in thousands)	(in thousands)
Customer relationships	$4,475	16.0
Intellectual property	1,316	7.0
Non-compete agreement	530	5.0
Tradenames	206	7.0

Total intangible assets	$6,527

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

5. Goodwill and Other Intangibles

Goodwill consists of the following as of September 30, 2020 (in thousands):

(in thousands)
Balance at December 31, 2019	$39,951

Additions for acquisitions	27,300
Purchase price adjustments	(1,345)
Effects of currency exchange	39

Balance at September 30, 2020	$65,945

Other intangible assets consist of the following:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,951	$7,202	$22,749	$13,502	$5,722	$7,780
Trademarks, tradenames and licenses	4,000	947	3,053	1,807	702	1,105
Customer relationships	38,525	4,759	33,766	18,215	3,364	14,851
Other intangible assets	1,767	795	972	1,725	568	1,157

Total identifiable intangible assets	$74,243	$13,703	$60,540	$35,249	$10,356	$24,893

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2020 is 12.8 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Amortization expense	$1,681	$600	$3,409	$1,711

We estimate that amortization expense for the remainder of 2020 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2020	2021	2022	2023	2024	2025
	(in thousands)

Amortization expense	$1,601	$6,179	$5,974	$5,901	$5,705	$5,467

6. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn as of September 30, 2020, as well as a $40 million five-year term loan. During the three months ended September 30, 2020 we made a scheduled principal payment on the term loan of $0.5 million, and also paid $4.0 million on the revolving line of credit. Long term debt as of September 30, 2020 is as follows:

September 30, 2020
(in thousands)

Five-year term loan, net of unamortized debt issuance costs of $1,021
Less current portion	(2,250)
$36,229

The loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate is defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. At September 30, 2020 all outstanding borrowings were designated as Eurodollar loans and bore interest of 3.5%. We incurred debt issuance costs in connection with this credit arrangement of approximately $1.8 million. The transaction costs were allocated between the revolving line of credit and the term loans, with the portion related to the revolving line of credit of $0.7 million recorded in other assets on our balance sheet, and the portion allocated to the term loan recorded as a deduction from the amount of the debt. All of these transaction costs are being amortized into interest expense on a straight-line basis as the result is not materially different from using the interest method, over the five-year term of the arrangement. This results in an effective interest rate of approximately 4.2%.

The term of the revolving line of credit is five years, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of $0.5 million to $1.0 million commencing September 30, 2020 through March 31, 2025, with the remaining outstanding balance due on June 22, 2025.

We must comply with various financial and non-financial covenants, which are set forth in the Credit Agreement governing the credit facility. The primary financial covenant consists of a maximum consolidated leverage ratio. The lenders are entitled to accelerate repayment of the loans and terminate the revolving credit commitment upon the occurrence of any of various events of default as described in the Credit Agreement. We were in compliance with the covenants as of September 30, 2020.

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

7. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a 2,258 square foot facility in Hereford, England which houses our United Kingdom sales and distribution business. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at September 30, 2020.

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

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard and for leases entered into subsequently was the selection of a discount rate; because we had no debt as of the adoption of this standard, we had no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support. In connection with the assumption of the Artegraft, Inc. lease referenced above, we used LeMaitre’s borrowing rate of 3.5% as of the acquisition date associated with debt incurred to finance the acquisition to value the lease.

Additional information with respect to our leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$457	$486	$1,413	$1,340
Short-term lease cost	67	71	123	203
Total lease cost	$524	$557	$1,536	$1,543

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$590	$498	$1,761	$1,457

Right-of-use assets obtained in exchange for new operating lease liabilities	$96	$69	$2,577	$879

Weighted average remaining lease term - operating leases (in years)	8.2	4.2	8.2	4.2

Weighted average discount rate - operating leases	5.02%	5.25%	5.02%	5.25%

At September 30, 2020, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2020	$759
Year ending December 31,
2021	2,672
2022	2,348
2023	1,996
2024	1,866
Thereafter	11,835
Adjustment to net present value as of September 30, 2020	(4,478)

Minimum noncancelable lease liability	$16,998

 8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Compensation and related taxes	$7,564	$8,550
Income and other taxes	1,605	1,003
Professional fees	113	40
Other	5,397	4,421

Total	$14,679	$14,014

Other long-term liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Aquisition-related liabilities	$3,783	$3,268
Income taxes	728	781
Other	118	166

Total	$4,629	$4,215

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and China. Substantially all of our assets are located in the United States, Germany, Australia and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
United States	$22,633	$16,251	$53,168	$47,015
Germany	3,384	3,074	9,377	9,346
Other countries	10,399	9,775	29,273	30,701

Net Sales	$36,416	$29,100	$91,818	$87,062

10. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Stock option awards	$455	$378	$1,450	$1,257
Restricted stock units	232	277	819	838

Total share-based compensation	$687	$655	$2,269	$2,095

Stock-based compensation is included in our statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of sales	$68	$75	$237	$233
Sales and marketing	103	155	397	459
General and administrative	451	356	1,400	1,194
Research and development	65	69	235	209

Total stock-based compensation	$687	$655	$2,269	$2,095

During the nine-month period ended September 30, 2020, we granted options for the purchase of 20,000 shares of our common stock. During the nine-month period ended September 30, 2020, we awarded 2,292 restricted stock units. We issued approximately 141,000 and 385,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the nine months ended September 30, 2020 and 2019, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$7,513	$5,184	$14,187	$13,321

Weighted average shares outstanding	20,254	19,871	20,201	19,731

Basic earnings per share	$0.37	$0.26	$0.70	$0.68

Diluted:
Net income available for common stockholders	$7,513	$5,184	$14,187	$13,321

Weighted-average shares outstanding	20,254	19,871	20,201	19,731
Common stock equivalents, if dilutive	220	507	233	546

Shares used in computing diluted earnings per common share	20,474	20,378	20,434	20,277

Diluted earnings per share	$0.37	$0.25	$0.69	$0.66

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	496	210	610	488

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

On October 20, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on December 3, 2020, to stockholders of record at the close of business on November 19, 2020, which will total approximately $1.9 million.

13. Supplemental Cash Flow Information

	Nine Months Ended September 30.
	2020	2019
	(in thousands)
Cash paid for income taxes, net	$3,698	$4,605

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2020 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2020.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2019, we recorded contingent liabilities associated with our acquisition of the CardioCel and VascuCel patch business from Admedus. The agreement included the potential for us to pay up to $7.8 million of additional consideration beyond payments made at closing, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to us, which was paid in November 2019; $2.0 million contingent on LeMaitre Vascular’s success in obtaining CE marks on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. During the quarter ended September 30, 2020 we determined that the contingencies regarding Admedus’ extending the shelf life of the acquired products as well as the achievement of revenues in the first 12 months following the closing would not be met, and we reversed the associated liability as an adjustment to income from operations in the amount of $48,000.

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

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, management’s estimate of the likelihood of obtaining CE marks on the acquired CardioCel and VascuCel products, and management’s estimate of Admedus’ ability to extend the shelf life of the acquired products.

	Nine months ended September 30,
	2020	2019
	(in thousands)
Beginning balance	$1,765	$72
Additions	406	-
Payments	-	(59)
Change in fair value included in earnings	39	(13)

Ending balance	$2,210	$-

15. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019 consisted primarily of foreign currency translation:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Beginning balance	$(4,007)	$(3,900)

Other comprehensive income (loss) before reclassifications	998	(994)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(3,009)	$(4,894)

 16. Sale of North Melbourne, Australia Building

During the first quarter of 2020, in connection with our planned transfer of the manufacturing of our Omniflow II ovine biologic graft to our Burlington, Massachusetts facility, management committed to and executed a plan to sell our land and building located in North Melbourne, Australia for A$2.9 million ($2.0 million). The sale was completed in September 2020 as contemplated in the agreement. These assets at the time of sale had a net book value of A$1.9 million ($1.4 million). We recognized a gain on the sale during the three months ending September 30, 2020, net of applicable sales taxes and administrative costs, of $0.5 million.

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

Overview

We are a medical device company that develops, manufactures, and markets medical devices and implants primarily for the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We also provide processing and cryopreservation services of human tissue for implantation in patients. Our principal product offerings are sold throughout the world, primarily in North America, Europe and, to a lesser extent, Asia and the Pacific Rim. We estimate that prior to the COVID-19 pandemic, the annual worldwide market for all peripheral vascular devices exceeded $5 billion, within which our core product lines address roughly $900 million. We have grown our business by using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary vascular devices. We have used acquisitions as a primary means of accessing the larger peripheral vascular device market, and we expect to continue to pursue this strategy in the future. Additionally, we have continued our efforts to expand our vascular device offerings, or the jurisdictions in which our device offerings are approved, through research and development. We currently manufacture most of our product lines at our Burlington, Massachusetts headquarters.

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide a wider range of treatment options to their patients. More recently we have begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons and neurosurgeons.

During Q2 2020 and Q3 2020, the COVID-19 pandemic has significantly impacted the markets into which we sell devices, our sales and our operations. In response to COVID-19, in many territories, hospitals have limited the conduct of elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been constrained due to restrictions imposed by hospitals or local governments. In territories where the COVID-19 pandemic has materially abated, we expect to see these restrictions eased. During Q2 2020 and Q3 2020, these dynamics have resulted in, and we expect will continue to result in, variable sales, as described further below. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law. We have also undertaken measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employee population. As and if sales continue to normalize, we will likely rehire personnel in selected areas, including our sales force. We ended our temporary base salary cuts on August 31, 2020.

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

Our biologic offerings include vascular and cardiac patches, vascular, cardiac and dialysis grafts, and surgical glue. In the current quarter, biologics represented 48% of worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

On June 22, 2020, we acquired the Artegraft biologic graft business. The results of operations of the Artegraft biologic graft business have been included in the results of operations of LeMaitre since the date of acquisition.

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

Our business opportunities include the following:

•	adding complementary products through acquisitions;

•	growing our direct sales force in North America, Europe, Asia and the Pacific Rim;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations in these territories;

•	Consolidating and automating product manufacturing at our Burlington, Massachusetts facilities, and

•	updating existing products and introducing new products through research and development.

 Our ability to execute on these opportunities on a timely basis or at all will likely be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of September 30, 2020, our sales force was comprised of 79 sales representatives in North America, Europe and Asia/Pacific Rim, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have other North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with other European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, and we have Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. During the current quarter, approximately 96% of our net sales were generated in countries or regions in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Historically we have experienced success in niche product segments, for example the markets for valvulotome devices and carotid shunts. In the valvulotome market, our highly differentiated devices and range of product offerings have historically allowed us to increase our selling prices while maintaining our unit market share. In some of these niche markets, however, such as the market for biological vascular patches, we have faced increased competition, which has inhibited our ability to increase market share or increase prices. In addition, we have experienced less success in markets such as ePTFE vascular grafts, where we face strong competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

In recent years we have also experienced success in international markets, such as Europe, where we also have a significant sales force presence, and sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

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

•

During 2020, we entered into definitive agreements with, or participated with Admedus in concluding agreements with, several former Admedus distributors in Europe and Canada, in order to terminate their distribution of our recently-acquired bovine cardiac and vascular patch products, and we began selling direct-to-hospitals in those geographies. We expect the termination fees to total approximately $0.1 million.

•

During 2020, we participated with Artegraft, Inc. in concluding agreements with several of their former distributors in the United States in order to terminate their distribution of our recently-acquired bovine graft products, and we began selling direct-to-hospitals in those territories.

As of September 30, 2020, we had 79 sales representatives versus 109 at September 30, 2019. On April 14, 2020 we terminated 11 sales representative positions in the Americas, representing 23% of all Americas sales representatives. We took this action in connection with the negative sales impact resulting from the COVID-19 pandemic, after having previously reduced the number of worldwide sales representatives in February 2020 by ten as a general cost-cutting measure.

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•	In April 2018, we divested our Reddick cholangiogram catheter and Reddick-Saye screw product lines to Specialty Surgical Instrumentation for $7.4 million.

•	In September 2018, we acquired the assets of the clot management business from Applied Medical for $14.2 million.

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

•

In June 2020, we entered into an agreement with Artegraft, Inc., to purchase the assets of their bovine carotid artery graft business for $72.5 million plus additional payments of up to $17.5 million, depending upon unit sales of the acquired product line as specified in the agreement.

In addition to relying upon acquisitions for growth, we also rely on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2018, we expanded the indications for our Anastoclip GC in the United States to include dura tissue repair.

•	In 2019, we launched XenoSure Plus aimed at a segment of the market that prefers using a thicker biologic patch

•	In 2019, we also launched DuraSure, a biologic patch indicated for closing or repairing dural defects during open neurosurgical procedures.

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration as well as for adults with extensive valve disease.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate and streamline manufacturing within our Burlington facilities. We expect these plant consolidations will result in improved control over our production capacity as well as reduced costs over the long-term. Our most recent manufacturing transitions included:

•

In September 2018, we acquired the embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the production of these devices to our Burlington facilities. This transfer is now complete.

•

In late 2018 and into 2019, we expanded our Burlington biologic clean room at a cost of approximately $2.0 million in order to transfer the production of our Omniflow II ovine biologic graft from our North Melbourne, Australia facility to Burlington. This transfer is now complete.

•

In October 2019, we acquired the biologic patch business assets from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect this transfer to be complete during the second half of 2022.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2020, approximately 42% of our sales took place outside the United States, and in most cases in currencies other than the U.S. dollar. We expect that sales in foreign currencies will represent a significant percentage of our future sales. Selling, marketing, and administrative expenses related to these sales are similarly denominated in foreign currencies, partially mitigating our exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will receive less revenue in U.S. dollars than we did before the exchange rate changed. For the nine months ended September 30, 2020, the effects of changes in foreign exchange rates did not have a material impact on our revenues, as compared to rates in effect for the nine months ended September 30, 2019. However, for the three months ended September 30, 2020, we estimate that the effects of changes in foreign exchange rates increased sales by approximately $0.5 million, as compared to rates in effect for the three months ended September 30, 2019.

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

The sales decreases experienced in the latter one-third of March 2020 continued for the quarter ended June 30, 2020, in which sales decreased by 16% as compared to the quarter ended June 30, 2019. During the quarter ended September 30, 2020 revenues increased by $7.3 million, or 25%, compared to the quarter ended September 30, 2019; however, of that increase, $5.4 million was from our recently acquired Artegraft product line, and we estimate that approximately $0.5 million was from changes in foreign currency exchange rates. We currently expect to see a continued negative impact from COVID-19 on our revenues, gross profit and gross margin for the remainder of 2020, but it is difficult to estimate by how much, due to the uncertain duration and severity of the pandemic.

In April 2020, we initiated a plan to reduce our global workforce by approximately 13%, and to temporarily reduce base salaries for certain retained employees. The salary reduction program applied to all employees earning more than $40,000 per year and was applied outside of the United States to the extent permissible under applicable local laws and regulations. These salary reductions remained in place until August 31, 2020, at which point full base salaries were restored.

For reasons described above, we expect that results will be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three- and nine-month periods ended September 30, 2020 to the three- and nine-month periods ended September 30, 2019:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2020	2019	change	2020	2019	change
	($ in thousands)			($ in thousands)
Net sales	$36,416	$29,100	25%	$91,818	$87,062	5%

Net sales by geography:
Americas	$24,184	$17,698	37%	$57,462	$51,584	11%
Europe, Middle East and Africa	10,039	9,452	6%	28,339	29,479	(4% )
Asia/Pacific Rim	2,193	1,950	12%	6,017	5,999	0%
Total	$36,416	$29,100	25%	$91,818	$87,062	5%

Net sales. Net sales increased $7.3 million or 25% to $36.4 million for the three months ended September 30, 2020, compared to $29.1 million for the three months ended September 30, 2019. The increase occurred mainly from recently acquired products including Artegraft bovine grafts of $5.4 million and CardioCel bovine cardiac patches of $1.8 million. We also had higher valvulotome sales of $1.3 million. These sales increases were partly offset by lower OEM sales of $0.9 million and lower sales of carotid shunts of $0.3 million. We estimate that the weaker U.S. dollar during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 increased net sales by $0.5 million.

Net sales increased $4.8 million or 5% to $91.8 million for the nine months ended September 30, 2020, compared to $87.1 million for the nine months ended September 30, 2019. The increase was driven mainly by recently acquired products including Artegraft bovine grafts of $5.6 million and CardioCel bovine cardiac patches of $4.8 million. We also had higher valvulotome sales of $2.3 million. These increases were partly offset by decreases across most product lines, which, with the exception of OEM sales, we believe are due primarily to the impact of the COVID-19 pandemic. Product lines with the largest decreases included carotid shunts of $1.7 million, cholangiogram-related OEM sales of $1.4 million, other OEM sales of $0.8 million, bovine carotid patches of $0.8 million, ovine grafts of $0.7 million, powered phlebectomy systems of $0.7 million, vessel closure systems of $0.6 million, and polyester grafts of $0.4 million.

Direct-to-hospital net sales were 96% and 95%, respectively, of our total net sales for the three- and nine-month periods ended September 30, 2020, and 94% of our total net sales for the three- and nine-month periods ended September 30, 2019.

Net sales by geography. Net sales in the Americas increased $6.5 million, or 37%, for the three months ended September 30, 2020 as compared to September 30, 2019. The increase occurred mainly from bovine grafts of $5.3 million and bovine cardiac patches of $1.3 million. We also had higher valvulotome sales of $1.0 million. We believe that some of these increases were a result of increased elective procedures in Q3 2020 versus Q2 2020 due to COVID-19. These increases were partly offset by decreases across most product lines, including decreased OEM sales of $0.5 million, carotid shunts of $0.3 million, and vessel closure systems of $0.3 million.

Net sales in the Americas increased $5.9 million, or 11%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was driven mainly by recently acquired products including Artegraft bovine grafts of $5.6 million and CardioCel bovine cardiac patches of $3.3 million. We also had higher valvulotome sales of $2.2 million. These increases were partly offset by decreases across most product lines which, with the exception of OEM sales, we believe are due primarily to the impact of the COVID-19 pandemic. Product lines with the largest decreases included carotid shunts and OEM sales, each decreasing by $1.5 million, bovine carotid patches of $0.7 million, vessel closure systems $0.7 million, powered phlebectomy systems of $0.4 million and radiopaque tape of $0.4 million.

EMEA net sales increased $0.6 million, or 6% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Sales of valvulotomes and bovine cardiac patches were each higher by $0.3 million, and sales of embolectomy catheters increased $0.2 million. We believe that some of these increases were a result of the fulfillment of backorders related to CE mark transitions, as well as increased elective procedures in Q3 2020 versus Q2 2020 due to COVID-19. These increases were partly offset by lower OEM sales of $0.3 million.

EMEA net sales decreased $1.1 million, or 4% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The largest declines occurred in OEM sales of $0.8 million, ovine grafts of $0.7 million, polyester grafts of $0.4 million, bovine carotid patches of $0.3 million and carotid shunts of $0.2 million. These decreases were partially offset by increased bovine cardiac patch sales of $1.2 million. Additionally, as discussed under Item 1A. Risk Factors, during the year we experienced a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning services related to CE mark certifications. This caused certain of our products to go on backorder starting in the quarter ended June 30, 2020, including bovine carotid patches and polyester grafts. We have received temporary exemptions in certain European countries from the requirement to apply CE marking to certain of our products, which has allowed us to resume sales of those products, pending recertification.

Asia/Pacific Rim net sales increased $0.2 million, or 12%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, with increased sales of bovine cardiac patches and bovine carotid patches each increasing $0.1 million.

Asia/Pacific Rim net sales were unchanged for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Increased sales of bovine cardiac patches of $0.4 million and bovine carotid patches of $0.1 million were offset by declines in sales of powered phlebectomy systems of $0.3 million, occlusion catheters of $0.1 million and carotid shunts of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2020	2019	Change	change	2020	2019	Change	change
	($ in thousands)				($ in thousands)
Gross profit	$22,704	$20,166	$2,538	13%	$60,216	$59,945	$271	0%

Gross margin	62.3%	69.3%	(7.0%)	*	65.6%	68.9%	(3.3%)	*

*Not applicable

Gross Profit. Gross profit increased $2.5 million to $22.7 million for the three months ended September 30, 2020, while gross margin decreased 700 basis points to 62.3% in the period. Gross profit was unchanged for the nine months ended September 30, 2020, while gross margin decreased 330 basis points to 65.6% in the period. For the three-month comparative period, the increase in gross profit was driven by higher sales in the September 2020 period. For both the three-month and nine-month comparative periods, the decrease in the gross margin was driven primarily by the impact of purchase accounting from the Artegraft bovine graft acquisition and to a lesser extent by manufacturing inefficiencies, both slightly offset by the favorable impact of higher valvulotome sales which carry a comparatively higher gross margin.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2020	2019	$ Change	change	2020	2019	$ Change	change

Sales and marketing	$5,157	$7,429	$(2,272)	(31%)	$17,788	$22,887	$(5,099)	(22%)
General and administrative	5,901	4,551	1,350	30%	16,425	14,026	2,399	17%
Research and development	2,098	2,281	(183)	(8%)	7,230	6,777	453	7%
Gain on sale of building	(470)	-	(470)	*	(470)		-	*
Total	$12,686	$14,261	$(1,575)	(11%)	$40,973	$43,690	$(2,247)	(5%)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019		2020	2019
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	14%	26%	(12%)	19%	26%	(7%)
General and administrative	16%	16%	0%	18%	16%	2%
Research and development	6%	8%	(2%)	8%	8%	0%
Gain on sale of building	(1%)	0%	(1%)	(1%)	0%	(1%)

Sales and marketing. For the three months ended September 30, 2020, sales and marketing expense decreased 31% to $5.2 million. The decrease was driven mainly by expense reduction programs implemented in response to the COVID-19 global pandemic, including a reduction in force and temporary base salary cuts for retained employees. The major components of the reduction for the three months ended September 30, 2020 as compared to September 30, 2019 were salaries and related expenses of $1.0 million, travel and related expenses of $0.7 million and commission expense of $0.3 million. As a percentage of net sales, sales and marketing expense decreased to 14% for the three months ended September 30, 2020 from 26% in the prior period.

For the nine months ended September 30, 2020, sales and marketing expense decreased 22% to $17.8 million.  The major components of the reduction were commission expense of $1.5 million, travel and related expenses of $1.4 million, and salaries and related expenses of $1.3 million. As a percentage of net sales, sales and marketing expense decreased to 19% for the nine months ended September 30, 2020 from 26% in the prior period.

General and administrative. For the three months ended September 30, 2020, general and administrative expenses increased 30% to $5.9 million. The increase was due primarily to Artegraft acquisition-related amortization of intangible assets, which increased $1.1 million. Facilities costs also increased $0.2 million, driven by the lease of a fifth building in Burlington, Massachusetts. As a percentage of sales, general and administrative expense was 16% for both of the three-month periods ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, general and administrative expense increased 17% to $16.4 million. Higher acquisition-related costs including consulting and other transaction costs of approximately $1.2 million and increased amortization expense of $1.7 million were partly offset by lower compensation-related costs from our reduction in force and temporary wage cuts of $0.6 million. As a percentage of sales, general and administrative expense decreased to 18% for the nine months ended September 30, 2020 from 16% in the prior period.

Research and development. For the three months ended September 30, 2020, research and development expense decreased 8% to $2.1 million.  Product development and process engineering expenses decreased $0.5 million or 38% on a combined basis, in large part due to personnel reductions and the completion of the transition of certain acquired products to our Burlington facilities. Clinical and regulatory expenses increased $0.3 million or 35%, related to consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well as regulatory submissions for our products in geographies such as China and Japan. As a percentage of sales, research and development expense decreased to 6% for the three months ended September 30, 2020, as compared to 8% in the prior year.

For the nine months ended September 30, 2020, research and development expense increased 7% to $7.2 million.  Product development and process engineering expenses decreased $0.5 million or 12% on a combined basis, in large part due to completion of the transition of certain acquired products to our Burlington facilities. Clinical and regulatory expenses increased $1.2 million or 51%, related to consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well as regulatory submissions for our products in geographies such as China and Japan, and testing related to our biologic product offerings. Royalty expense decreased $0.3 million due to the expiration of the underlying agreements. As a percentage of sales, research and development expense were 8% for both of the nine month periods ended September 30, 2020 and 2019.

Gain on sale of building. During the first quarter of 2020, in connection with our planned transfer of the manufacturing of our Omniflow II ovine biologic graft to our Burlington facilities, management committed to and executed a plan to sell our land and building located in North Melbourne, Australia for A$2.9 million ($2.0 million). The sale was completed in September 2020, as contemplated in the agreement. The building at the time of sale had a net book value of A$1.9 million ($1.4 million). We recognized a gain on the sale during the three months ending September 30, 2020, net of applicable sales taxes and administrative costs, of $0.5 million.

Income tax expense. We recorded a tax provision of $1.9 million on pre-tax income of $9.4 million for the three months ended September 30, 2020, compared to a $0.7 million tax provision on pre-tax income of $5.9 million for the three months ended September 30, 2019. We recorded a tax provision of $4.2 million on pre-tax income of $18.4 million for the nine months ended September 30, 2020, compared to $3.2 million on pre-tax income of $16.5 million for the nine months ended September 30, 2019. Our effective income tax rate was 19.9% and 23.0% for the three and nine month periods ended September 30, 2020. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.0%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

Our effective income tax rate was 12.0% and 19.2% for the three and nine month periods ended September 30, 2019. Our 2019 provision was based on the estimated annual effective tax rate of 26.3%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2019 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of September 30, 2020, we have provided a valuation allowance of $1.4 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At September 30, 2020, our cash and cash equivalents were $29.3 million as compared to $11.8 million at December 31, 2019. We also had $5.1 million in a short-term marketable securities as of September 30, 2020 compared to $20.9 million as of December 31, 2019. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the United States is available for corporate use, with the exception of $3.3 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

In June 2020, in connection with our acquisition of the Artegraft biologic graft business, we incurred debt of $65 million including a five-year revolving line of credit of $25 million and a five-year term loan of $40 million. The loans bear interest at either the Base Rate as defined in the agreement plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. At September 30, 2020 all outstanding borrowings were designated as Eurodollar loans and had an interest rate of 3.5%.

The term of the revolving line of credit is five years and allows re-borrowing up to $25 million during the term, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of from $0.5 million to $1.0 million commencing September 30, 2020 through March 31, 2025, with the remaining outstanding balance due on June 22, 2025. During the three months ended September 30, 2020, we made a scheduled principal payment under the term loan of $0.5 million, and also paid $4.0 million on the revolving line of credit.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, fund acquisitions, make capital expenditures, pay dividends and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short- and long-term borrowings, and funds generated from our operations.

We recognized operating income of $19.2 million for the nine months ended September 30, 2020. For the year ended December 31, 2019, we had operating income of $21.2 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	payments for interest and principle on our long-term debt and revolving line of credit;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA and other regulatory clearances for our existing and future products;

•	the costs associated with obtaining European MDR clearances for our existing and future products;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, make payments under our quarterly dividend program, make debt payments, make share repurchases and make deferred payments related to prior acquisitions. As discussed above under Results of Operations, during the latter third of March 2020, we began to experience negative effects on our revenues and operations as a result of the COVID-19 global pandemic. While our revenues increased 7% during the quarter ended March 31, 2020 as compared to the prior year quarter, we estimate that revenues for the latter one-third of the month of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France. The sales decreases experienced in the latter half of March 2020 continued for the quarter ended June 30, 2020, in which sales decreased by approximately 16% as compared to the quarter ended June 30, 2019. While revenues increased 25% for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019, a significant portion of the increase was from our recent acquisition of Artegraft bovine carotid artery patch products. We currently expect to see a continued negative impact from COVID-19 on our revenues, gross profit and potentially our gross margin for the remainder of 2020, but it is difficult to estimate by how much, due to the uncertain duration and severity of the pandemic.

In April 2020, we initiated a plan to reduce our global workforce by approximately 13%, and to temporarily reduce base salaries for all retained employees earning more than $40,000 per year. This temporary reduction was applied outside of the United States to the extent permissible under applicable local laws and regulations. These base salary reductions remained in place until August 31, 2020, at which point full salaries were restored. For the reasons described above, we expect that near term results will be materially impacted. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

With the above-mentioned workforce reduction, savings achieved through temporary base salary reductions, we believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or draw down on our revolving line of credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently-forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
Fiscal Year 2019
March 22, 2019	April 5, 2019	$0.085	$1,672
May 22, 2019	June 5, 2019	$0.085	$1,672
August 21, 2019	September 5, 2019	$0.085	$1,691
November 20, 2019	December 5, 2019	$0.085	$1,701

On October 20, 2020, our Board of Directors approved a quarterly cash dividend on our common stock of $0.095 per share payable on December 3, 2020, to stockholders of record at the close of business on November 19, 2020, which will total approximately $1.9 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2020	2019	Net Change
Cash and cash equivalents	$29,279	$11,719	$17,560

Cash flows provided by (used in):
Operating activities	$20,648	$8,585	$12,063
Investing activities	(56,564)	(20,554)	(36,010)
Financing activities	53,160	(2,402)	55,562

Net cash provided by operating activities. Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2020, consisting of $14.2 million in net income, adjustments for non-cash or non-operating items of $9.1 million (including depreciation and amortization of $5.9 million, stock-based compensation of $2.3 million, provisions for inventory write-offs and doubtful accounts of $1.0 million and $0.3 million, respectively, and a gain on the sale of a building of $0.5 million) and also a net use of working capital of $2.7 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $3.2 million and an increase in receivable of $1.3 million. These cash uses were offset by an increase in accounts payable and accrued liabilities of $1.9 million.

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

Net cash used in investing activities. Net cash used in investing activities was $56.6 million for the nine months ended September 30, 2020, including acquisition-related payments of $72.6 million primarily associated with the purchase of the Artegraft biologic graft business and expenditures on equipment and technology of $1.2 million, offset by net sales and purchases of marketable securities of $15.8 million and proceeds from the sale of the North Melbourne, Australia building of $2.0 million.

Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2019, including net purchases and redemptions of marketable securities of $11.4 million, a payment for the acquisition of the Tru-Incise valve cutter business in the United States of $6.8 million, and expenditures on property and equipment of $2.4 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $53.2 million for the nine months ended September 30, 2020, consisting primarily of borrowings of $63.2 million net of debt issuance costs incurred and proceeds from stock option exercises of $1.2 million, net of shares repurchased to cover employee payroll taxes. These increases to cash were partly offset by the payment of dividends of $5.8 million, payments of debt of $4.5 million and deferred payments for acquisitions of 1.0 million.

Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2019, consisting primarily of dividend payments of $5.0 million and deferred payments for acquisitions of less than $0.1 million, offset in part by proceeds from stock option exercises of $2.7 million net of shares repurchased to cover employee payroll taxes.

Contractual obligations. Our principal contractual obligations consist of operating leases and inventory purchase commitments. Excepting the assumption of a lease in connection with our acquisition of the Artegraft biologic graft business, our contractual obligations have not changed significantly since December 31, 2019 as reported in our Annual Report on Form 10-K. As referenced below under Critical Accounting Policies and Estimates, our operating lease contractual obligations are now recorded as liabilities on our balance sheet.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2020. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to sales returns and discounts, share-based compensation, inventories, intangible assets, bad debts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2020 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of October 31, 2020, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

The COVID-19 global pandemic outbreak has caused disruptions in our business that are expected to continue for an indefinite period of time.

Like many companies around the world, we have experienced negative effects on our revenues and operations as a result of the COVID-19 global pandemic. The wide geographic spread of the pandemic has adversely affected the global economy and has resulted in fluctuating and unpredictable demand for our products, most of which are used in elective procedures. We began to experience the negative impacts of the pandemic in March. We estimate that revenues for the latter one-third of March 2020 decreased by 7% worldwide as compared to the latter one-third of March 2019, with the largest impacts in China, Italy and France. The sales decreases continued in the quarter ended June 30, 2020, with sales decreasing by approximately 16% as compared to the quarter ended June 30, 2019. During the quarter ended September 30, 2020 our revenues increased by 25% as compared to the quarter ended September 30, 2019; however, of that increase, 19% was from our recently acquired Artegraft product line, and we estimate that approximately 2% was from changes in foreign currency exchange rates.

We currently expect the impact on our revenues to continue for the rest of 2020, but it is difficult to estimate by how much due to the uncertainty of the duration and severity of the pandemic. In addition, a recession resulting from the spread of COVID-19 could materially affect our revenues, our business and the value of our common stock.

In addition to impacts to our sales, we have experienced other adverse impacts to our business, including, but not limited to, restrictions on our employees’ ability to travel, limitations on our sales representatives’ access to customers, and delays in our clinical trial for XenoSure in China. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

Our products are regulated in the European Union (EU) under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity to the essential requirements of the MDD, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE mark certifications to sell nearly all of our products, though currently there is a lapse in our CE mark certifications for some of our products due to one of our Notified Bodies abandoning all services related to the MDD. On June 13, 2019, the Notified Body that issued the majority of our CE mark certifications, Lloyd's Register Quality Assurance or LRQA, notified its clients that it would cease providing all Notified Body services relating to the MDD to all clients, including us, as of September 12, 2019, which date was subsequently extended to September 30, 2019. As a result, all LRQA-issued CE mark certifications, unless earlier transferred to a new Notified Body, would lapse as of such date. Prior to receipt of such notice, we had begun transitioning our CE mark certifications to a new Notified Body, TUV SUD. However, TUV SUD was unable to complete all work necessary to reissue our CE mark certifications by September 30, 2019. Under the MDD, only product placed on the European market prior to September 30, 2019 was eligible for sale to EU countries. As a result, prior to September 30, 2019, we manufactured and shipped inventory in amounts that for most products we believed would be sufficient to supply our EU customers while we awaited reissuance of the CE mark certifications by TUV SUD. CE mark certifications were reissued in February 2020 for many of our products. For some products for which CE marks have not yet been reissued, we have continued selling product from our inventory reserves already placed on the market in the EU prior to September 30, 2019. We previously believed those inventory reserves would be adequate to meet demand but in some cases they have not been sufficient due to the delay in the expected receipt of our CE mark certifications 1) for XenoSure and AlboGraft until H1 2021, 2) for Anastoclip AC closure systems, Anastoclip GC closure systems, Flexcel and Pruitt F3 carotid shunts and LifeSpan ePTFE vascular grafts until Q1 2021 and 3) for AlboSure vascular patches until Q1 2022. As a result, we have begun experiencing backorders related to these products and our revenues are being impacted. The backorders for these products approximated $0.2 million as of September 30, 2020. The most acute backorders relate to XenoSure and AlboGraft, which represented 31% of 2019 EMEA sales. To mitigate, in part, the impact of these backorders, we have sought exemptions in certain European countries from the requirement to apply CE marking to XenoSure and AlboGraft on a temporary basis while we continue to seek reissuance of CE marks by our new Notified Body, which we currently expect will be in Q2 2021. We have received temporary authorization to sell XenoSure and AlboGraft without a CE mark in Germany, the UK, the Netherlands, Switzerland, France, Belgium, Denmark, Austria, Spain, Sweden, Finland and Ireland, in each case subject to certain conditions and for limited time periods expiring as soon as January 6, 2021. If we are unsuccessful in obtaining extensions for such temporary authorizations or the reissuance of our CE marks for any of these products is materially delayed or withheld, our revenues could be further impacted and our business could be harmed.

Additionally, the CE mark for our Omniflow II graft will lapse due to the transfer of our manufacturing site from North Melbourne, Australia to Burlington, Massachusetts unless a successful transfer is conducted to our new notified body for this product, BSI group, ahead of the January 1, 2021 deadline imposed by our current notified body, TUV Rhienland.  If the transfer is not successful, the Omniflow II will be subject to an MDR application process(see below).  This will result in a lapse in the CE mark certification for Omniflow II from January 2021 until we receive the MDR CE mark certification of Omniflow II, which we expect to occur by Q4 2021.  We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply our customers until Q4 2021, based on historical sales, and as a result, we may go into backorder for Omniflow II until the MDR CE mark is issued.  If the CE mark certification for Omniflow II is materially delayed or withheld, our European revenues could be impacted and our business could be harmed.

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

Certain measures we have taken to reduce costs as a result of the COVID-19 pandemic may impact employee morale, burden remaining employees, result in increased attrition rates and impact future sales, which could adversely impact our business.

In order to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic, we initiated a reduction in force in April to reduce our global workforce by approximately 13% and a structured salary reduction program to temporarily cut salaries for employees earning more than $40,000 per year, subject to applicable laws and regulations which remained in place through August 31, 2020. Additionally, we had previously implemented a 7% reduction in force in February 2020 for general cost-cutting purposes.  Contraction in our employee base may result in remaining employees becoming overburdened and certain activities or initiatives being delayed or abandoned.  These results, along with temporary salary reductions, may have adversely impacted employee morale and may have caused increased employee attrition.  Additionally, a reduction in the number of sales representatives we employ to market and sell our products may adversely impact future sales of our products.  Further, as a result of our reductions in force, we may not be able to provide the same level of service to our customers as we did prior to those reductions, which may result in a loss of sales.  We cannot assure you that one or more of these results will not harm our revenues and our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
July 1, 2020 through July 31, 2020	7,530	$31.01	N/A	N/A
August 1, 2020 through August 31, 2020	-		N/A	N/A
September 1, 2020 through September 30, 2020	-		N/A	N/A
Total	7,530	$31.01	N/A	N/A

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2020.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director