Form 10-Q
period 2021-03-31
LEMAITRE VASCULAR INC
filed 2021-05-10
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

0

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

The registrant had 20,606,789 shares of common stock, $.01 par value per share, outstanding as of April 30, 2021.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,525	$26,764
Short-term marketable securities	214	214
Accounts receivable, net of allowances of $646 at March 31, 2021 and $623 at December 31, 2020	20,126	19,552
Inventory and other deferred costs	45,071	45,115
Prepaid expenses and other current assets	1,721	2,618
Total current assets	90,657	94,263

Property and equipment, net	15,200	15,036
Right-of-use leased assets	15,478	16,066
Goodwill	65,945	65,945
Other intangibles, net	57,339	58,905
Deferred tax assets	1,640	1,686
Other assets	1,110	909
Total assets	$247,369	$252,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,750	$2,500
Revolving line of credit	-	-
Accounts payable	2,561	2,394
Accrued expenses	14,365	17,525
Acquisition-related obligations	776	772
Lease liabilities - short-term	1,848	1,954
Total current liabilities	22,300	25,145

Long-term debt, net	28,485	35,532
Lease liabilities - long-term	14,360	14,791
Deferred tax liabilities	124	127
Other long-term liabilities	4,575	4,643
Total liabilities	69,844	80,238

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 22,131,423 shares at March 31, 2021, and 22,061,554 shares at December 31, 2020	221	221
Additional paid-in capital	117,236	114,924
Retained earnings	74,221	70,554
Accumulated other comprehensive loss	(2,463)	(1,525)
Treasury stock, at cost; 1,540,813 shares at March 31, 2021 and 1,538,572 shares at December 31, 2020	(11,690)	(11,602)
Total stockholders’ equity	177,525	172,572
Total liabilities and stockholders’ equity	$247,369	$252,810

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2021	2020
	(in thousands, except per share data)

Net sales	$35,883	$30,551
Cost of sales	12,084	10,068

Gross profit	23,799	20,483

Sales and marketing	6,466	7,945
General and administrative	6,544	5,191
Research and development	2,844	2,994

Total operating expenses	15,854	16,130

Income from operations	7,945	4,353

Other income (expense):
Interest income	1	105
Interest expense	(577)	-
Foreign currency gain (loss)	124	(178)

Income before income taxes	7,493	4,280
Provision for income taxes	1,564	1,106

Net income	$5,929	$3,174

Earnings per share of common stock:
Basic	$0.29	$0.16
Diluted	$0.28	$0.16

Weighted-average shares outstanding:
Basic	20,546	20,168
Diluted	20,847	20,438

Cash dividends declared per common share	$0.110	$0.095

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2021	2020
	(in thousands)
Net income	$5,929	$3,174
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(937)	(1,208)
Unrealized gain (loss) on short-term marketable securities	(1)	(310)
Total other comprehensive income (loss)	(938)	(1,518)

Comprehensive income	$4,991	$1,656

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	$217	$105,934	$57,029	$(4,007)	1,522,035	$(11,032)	$148,141

Net income				3,174				3,174
Other comprehensive income (loss)					(1,518)			(1,518)
Issuance of common stock for stock options exercised	19,141	-	233					233
Vested restricted stock units	4,074	-	-					-
Repurchase of common stock for net settlement of equity awards						1,601	(57)	(57)
Stock-based compensation expense			779					779
Common stock dividend accrued				(1,917)				(1,917)
Balance at March 31, 2020	21,702,142	217	$106,946	$58,286	$(5,525)	1,523,636	$(11,089)	$148,835

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				5,929				5,929
Other comprehensive income					(938)			(938)
Issuance of common stock for stock options exercised	63,895	-	1,385					1,385
Vested restricted stock units	5,974	-						-
Repurchase of common stock for net settlement of equity awards						2,241	(88)	(88)
Stock-based compensation expense			927					927
Common stock cash dividend paid				(2,262)				(2,262)
Balance at March 31, 2021	22,131,423	$221	$117,236	$74,221	$(2,463)	1,540,813	$(11,690)	$177,525

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2021	2020
	(in thousands)
Operating activities
Net income	$5,929	$3,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,624	1,538
Stock-based compensation	927	779
Fair value adjustment to contingent consideration obligations	47	64
Provision for doubtful accounts	59	71
Provision for inventory write-downs	1,005	196
Foreign currency transaction loss	33	208
Changes in operating assets and liabilities:
Accounts receivable	(857)	(368)
Inventory and other deferred costs	(1,346)	(1,861)
Prepaid expenses and other assets	638	659
Accounts payable and other liabilities	(2,985)	(3,271)
Net cash provided by operating activities	6,074	1,189

Investing activities
Purchases of property and equipment and other assets	(1,059)	(863)
Purchases of short-term marketable securities	(1)	(2,103)
Sales of short-term marketable securities	-	3,000
Payments related to acquisitions	-	(59)
Net cash used in investing activities	(1,060)	(25)

Financing activities
Payments of long-term debt	(7,000)	-
Proceeds from stock option exercises	1,385	233
Purchase of treasury stock for net settlement of equity awards	(88)	(57)
Common stock cash dividend paid	(2,262)	(1,917)
Net cash used in financing activities	(7,965)	(1,741)

Effect of exchange rate changes on cash and cash equivalents	(288)	(265)
Net decrease in cash and cash equivalents	(3,239)	(842)
Cash and cash equivalents at beginning of period	26,764	11,786
Cash and cash equivalents at end of period	$23,525	$10,944
Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, powered phlebectomy devices, radiopaque marking tape, remote endarterectomy devices, surgical glue, synthetic vascular grafts and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; Hereford, England; Kensington, Australia; Tokyo, Japan; Shanghai, China; and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general.  The magnitude and duration of any impact on our revenues and operations from COVID-19 is uncertain and cannot currently be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of May 10, 2021, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
	($ in thousands)

Americas	$23,699	$18,336
Europe, Middle East and Africa	9,862	10,350
Asia/Pacific Rim	2,322	1,865
Total	$35,883	$30,551

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as clarifying and amending other areas of existing GAAP under Topic 740. The new standard was effective for us beginning January 1, 2021. The adoption of this standard did not have a material impact on our financial statements.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2021 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2020 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2021, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $789,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2028. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2021
(in thousands)
Unrecognized tax benefits as of December 31, 2020	$820
Additions for tax positions of current year	-
Additions for tax positions of prior years	(31)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of March 31, 2021	$789

As of March 31, 2021, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2016 and forward
Foreign	2014 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$5,168	$5,044
Work-in-process	7,586	6,004
Finished products	26,483	28,117
Other deferred costs	5,834	5,950

Total inventory and other deferred costs	$45,071	$45,115

We had inventory on consignment at customer sites of $1.9 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively.

Other deferred costs relate to our RestoreFlow allograft offering and include costs incurred for the preservation of human tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By U.S. federal law, human tissues cannot be bought or sold. Therefore, the vascular and cardiac tissues we preserve are not held as inventory, and the costs we incur to procure and process them are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

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

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the bovine carotid artery graft business from Artegraft, Inc., which subsequent to the closing changed its name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of its assets related to its business of the manufacturing, marketing, sale and distribution of its bovine carotid artery grafts (Products), other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount is to be held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc., after which it will be released to Artegraft, Inc. by mutual consent of the parties.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated	Estimated
	Fair Value	Useful Life (in years)
	(in thousands)
Customer relationships	$20,310	15.0
Intellectual property	16,449	10.0
Non-compete agreement	104	5.0
Tradenames	2,193	10.0

Total intangible assets	$39,056

The weighted-average amortization period of the acquired intangible assets was 12.6 years.

The results of operations of the Artegraft biologic graft business have been included in the results of operations of LeMaitre since the date of acquisition of June 22, 2020. The following unaudited pro forma financial information presents the results of operations for the three-month period ended March 31, 2020 as if the acquisition had occurred at the beginning of 2020. The pro forma financial information presents historical operating results for the combined entities with adjustments for amortization expense, interest, management fees and related tax effects. This information has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of fiscal 2020, or of future results.

Unaudited Pro Forma Financial Information
Three months ended
March 31,
2020
($ in thousands)

Net sales	$34,797

Net income	2,625

Net income per share
Basic	$0.13
Diluted	$0.13

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

This contingent consideration of $7.5 million was initially valued in total at $2.0 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (in years)
	(in thousands)
Customer relationships	$5,562	12.0
Intellectual property	2,335	8.0
Non-compete agreement	361	5.0
Tradenames	467	8.0

Total intangible assets	$8,725

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (in years)
	(in thousands)
Customer relationships	$3,945	13.0
Intellectual property	563	7.0
Non-compete agreement	233	5.0
Tradenames	103	7.0

Total intangible assets	$4,844

The weighted-average amortization period of the acquired intangible assets was 11.8 years.

5. Goodwill and Other Intangible Assets

There was no change to goodwill during the quarter ended March 31, 2021. Other intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,951	$8,691	$21,260	$29,951	$7,947	$22,004
Trademarks, tradenames and licenses	4,000	1,197	2,803	4,000	1,094	2,906
Customer relationships	38,525	6,066	32,459	38,525	5,424	33,101
Other intangible assets	1,767	950	817	1,767	873	894

Total identifiable intangible assets	$74,243	$16,904	$57,339	$74,243	$15,338	$58,905

These intangible assets are being amortized over their useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2021 is 11.9 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended March 31,
	2021	2020
	(in thousands)

Amortization expense	$1,566	$834

We estimate that amortization expense for the remainder of 2021 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2021	2022	2023	2024	2025	2026
	(in thousands)

Amortization expense	$4,613	$5,975	$5,902	$5,706	$5,467	$5,001

6. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn at inception, as well as a $40 million five-year term loan. During the year ended December 31, 2020 we made scheduled principal payments on the term loan of $1.0 million, and repaid the revolving line of credit in full. During the three months ended March 31, 2021 we made a scheduled principal payment on the term loan of $0.5 million and also made additional optional prepayments of $6.5 million. Long term debt as of March 31, 2021 is as follows:

March 31, 2021
(in thousands)

Five-year term loan, net of unamortized debt issuance costs of $765	$31,235
Less current portion	(2,750)
$28,485

The loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate is defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. At March 31, 2021 all outstanding borrowings were designated as Eurodollar loans and bore interest of 3.25%. We incurred debt issuance costs in connection with this credit arrangement of approximately $1.8 million. The transaction costs were allocated between the revolving line of credit and the term loans, with the portion related to the revolving line of credit of $0.7 million recorded in other assets on our balance sheet, and the portion allocated to the term loan recorded as a deduction from the amount of the debt. All of these transaction costs are being amortized into interest expense on a straight-line basis as the result is not materially different from using the interest method, over the five-year term of the arrangement. This results in an effective interest rate of approximately 4.2%. During the quarter ended March 31, 2021, in connection with making optional prepayments of $6.5 million on the term loan, we expensed a proportionate amount of the unamortized transaction costs in the amount of $0.1 million. Cash paid for interest during the three months ended March 31, 2021 was $0.3 million.

The term of the revolving line of credit is five years, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of $0.5 million to $1.0 million through March 31, 2025, with the remaining outstanding balance due on June 22, 2025.

We must comply with various financial and non-financial covenants, which are set forth in the Credit Agreement governing the credit facility. The primary financial covenant consists of a maximum consolidated leverage ratio. The lenders are entitled to accelerate repayment of the loans and terminate the revolving credit commitment upon the occurrence of any of various events of default as described in the Credit Agreement. We were in compliance with the covenants as of March 31, 2021. Borrowings under the secured credit facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our subsidiaries’ other property and assets, in each case subject to various exceptions.

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

7. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, our international operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a 2,258 square foot facility in Hereford, England which houses our United Kingdom sales and distribution business. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Japan, Canada, Australia, Singapore and China, and short-term leases in Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Australia are subject to periodic rent increases based on increases in the consumer price index as measured each September and May, respectively, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at March 31, 2021.

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

Additional information with respect to our leases is as follows:

	Three Months Ended
	March 31,
	2021	2020
Lease cost
Operating lease cost	607	474
Short-term lease cost	64	13
Total lease cost	$671	$487

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$748	$591

Right-of-use assets obtained in exchange for new operating lease liabilities	$16	$149

Weighted average remaining lease term in years - operating leases	8.0	8.6

Weighted average discount rate - operating leases	5.02%	5.25%

At March 31, 2021, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2021	$2,031
Year ending December 31,
2022	2,439
2023	2,066
2024	1,869
2025	1,919
2026	1,977
Thereafter	7,954
Adjustment to net present value as of March 31, 2021	(4,047)

Minimum noncancelable lease liability	$16,208

8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Compensation and related taxes	$5,880	$8,675
Income and other taxes	3,736	2,394
Professional fees	161	39
Other	4,588	6,417

Total	$14,365	$17,525

Other long-term liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Aquisition-related liabilities	$3,678	$3,700
Income taxes	765	813
Other	132	130

Total	$4,575	$4,643

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

Most of our revenues are generated in the United States, Germany, and other European countries as well as in Canada, Japan and Australia. Substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2021	2020
	(in thousands)
United States	$21,968	$17,000
Germany	3,063	3,294
Other countries	10,852	10,257

Net Sales	$35,883	$30,551

10. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2021	2020
	(in thousands)
Stock option awards	$594	$500
Restricted stock units	333	279

Total share-based compensation	$927	$779

Stock-based compensation is included in our statements of operations as follows:

	Three months ended
	March 31,
	2021	2020
	(in thousands)
Cost of sales	$100	$81
Sales and marketing	169	159
General and administrative	561	454
Research and development	97	85

Total stock-based compensation	$927	$779

We did not grant any options during the three-month periods ended March 31, 2021 or 2020. During the three months ended March 31, 2021 and 2020, we awarded restricted stock units of 694 and 2,100, respectively. We issued approximately 70,000 and 23,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the three months ended March 31, 2021 and 2020, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2021	2020
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$5,929	$3,174

Weighted average shares outstanding	20,546	20,168

Basic earnings per share	$0.29	$0.16

Diluted:
Net income available for common stockholders	$5,929	$3,174

Weighted-average shares outstanding	20,546	20,168
Common stock equivalents, if dilutive	301	270
Shares used in computing diluted earnings per common share	20,847	20,438

Diluted earnings per share	$0.28	$0.16

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	256	468

12. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On April 27, 2021, our Board of Directors approved a quarterly cash dividend on our common stock of $0.11 per share payable on June 3, 2021, to stockholders of record at the close of business on May 19, 2021, which will total approximately $2.3 million.

13. Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash paid for income taxes, net	$337	$526

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2021 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2021.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid artery graft business from Artegraft. The agreement requires us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain revenue milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount will be remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations.

During 2019, we recorded contingent liabilities associated with our acquisition of the CardioCel and VascuCel patch business from Admedus. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre Vascular’s success in obtaining CE marks on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the required revenues during the first 12 months following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations.

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

	Three months ended
	March 31,
	2021	2020
	(in thousands)
Beginning balance	$2,240	$1,765
Additions	-	-
Payments	-	-
Change in fair value included in earnings	30	28

Ending balance	$2,270	$1,793

15. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 consisted primarily of foreign currency translation:

	Three months ended
	March 31,
	2021	2020
	(in thousands)
Beginning balance	$(1,525)	$(4,007)

Other comprehensive income (loss) before reclassifications	(938)	(1,518)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(2,463)	$(5,525)

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 12, 2021. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AnastoClip, Artegraft, Cardial, CardioCel, Omniflow, ProCol, RestoreFlow, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser extent, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons. Our principal product offerings are sold throughout the world, primarily in the United States, Europe, the U.K., Canada and Asia/Pacific Rim. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which our core product lines address roughly $900 million. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and are therefore uniquely positioned to provide a wider range of treatment options to their patients. More recently, however, we have begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons and neurosurgeons.

Since March 2020, the COVID-19 pandemic has significantly impacted the markets into which we sell devices, our sales and our operations. In response to COVID-19, many hospitals have limited elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In areas where the COVID-19 pandemic has materially abated, we have begun to see restrictions eased. During 2020 and into Q1 2021, these dynamics resulted in, and we expect will continue to result in, variable sales. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales have normalized, we have been rehiring personnel in many areas, including our sales force. We ended our temporary base salary cuts on August 31, 2020.

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

On June 22, 2020, we acquired the Artegraft biologic graft business. The results of operations of this business have been included in the results of operations of LeMaitre since the date of acquisition.

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

We sell our products and services primarily through a direct sales force. As of March 31, 2021, our sales force was comprised of 86 sales representatives in North America, Europe and Asia/Pacific Rim, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with additional European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, with additional Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. During the current quarter, approximately 94% of our net sales were generated in countries or regions in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments, for example the markets for valvulotomes and carotid shunts. In the valvulotome market, our highly differentiated devices have historically allowed us to increase our selling prices while maintaining our unit share. In contrast, we have experienced less success in highly competitive markets such as with our AlboGraft vascular graft product line, where we face strong competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will be successful in these highly competitive markets.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies and occasionally the discontinuance or divestiture of products or activities that are no longer complementary:

•

In July 2019, we entered into an agreement with UreSil, LLC to purchase the remaining assets of their Eze-Sit valve cutter business, including distribution rights in the United States, for $8.0 million.

•

In October 2019, we entered into an agreement with Admedus to purchase the assets of their biologic patch business for $15.5 million plus additional payments of up to $7.8 million, depending upon the satisfaction of certain contingencies.

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

•

In late 2018 and into 2019, we expanded our Burlington biologic clean room in order to transfer the production of our Omniflow II vascular graft from our previously-owned North Melbourne, Australia facility to Burlington. This transfer is now complete.

•

In October 2019, we acquired the biologic patch business assets from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect this transfer to be complete in 2022 or 2023.

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

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the quarter ended March 31, 2021 approximately 39% of our sales took place outside the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the quarter ended March 31, 2021, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $0.9 million, as compared to rates in effect for the quarter ended March 31, 2020.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets into which we sell devices, our sales and our operations. In response to COVID-19, many hospitals have limited elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In areas where the COVID-19 pandemic has abated, we have begun to see restrictions eased. During 2020 and into Q1 2021, these dynamics resulted in, and we expect will continue to result in, variable sales. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales have normalized, we have been rehiring personnel in many areas, including our sales force, and we expect to add personnel in 2021. We ended our temporary base salary cuts on August 31, 2020.

For reasons described above, we expect that results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three-month period ended March 31, 2021 to the three-month period ended March 31, 2020:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2021	2020	change
	($ in thousands)
Net sales	$35,883	$30,551	17%

Net sales by geography:
Americas	$23,699	$18,336	29%
Europe, Middle East and Africa	9,862	10,350	(5%)
Asia/Pacific Rim	2,322	1,865	25%
Total	$35,883	$30,551	17%

Net sales. Net sales increased $5.3 million or 17% to $35.9 million for the three months ended March 31, 2021, compared to $30.6 million for the three months ended March 31, 2020. The increase was driven mainly by Artegraft bovine grafts, with sales of $5.8 million. We also had higher valvulotome sales of $0.9 million. These sales increases were partly offset by lower sales of allografts, AnastoClips and polyester grafts, which decreased by $0.5 million, $0.4 million and $0.3 million, respectively. We estimate that the weaker U.S. dollar during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 increased net sales by $0.9 million.

Direct-to-hospital net sales were 94% of our total net sales for both of the three-month periods ended March 31, 2021 and March 31, 2020.

Net sales by geography. Net sales in the Americas increased $5.4 million, or 29%, for the three months ended March 31, 2021 as compared to March 31, 2020. The increase was driven mainly by Artegraft bovine grafts, with sales of $5.7 million. We also had higher valvulotome sales of $0.6 million. These increases were partly offset by decreased sales of allografts of $0.5 million. Other product line sales decreased by $0.4 million on a net basis.

EMEA net sales decreased $0.5 million, or 5%, for the three months ended March 31, 2021 as compared to March 31, 2020. Sales of bovine cardiac patches and polyester grafts were lower by $0.4 million and $0.3 million, respectively, offset in part by higher valvulotome sales of $0.3 million. As discussed under Item 1A. Risk Factors, we have experienced a lapse in CE mark certifications for some products. This caused certain of our products to go on backorder starting in the quarter ended June 30, 2020, including bovine carotid patches and polyester grafts. We received temporary approvals in most European countries, which allowed us to resume sales of those products for a limited time period, pending recertification.

Asia/Pacific Rim net sales increased $0.5 million, or 25%, for the three months ended March 31, 2021 as compared to March 31, 2020, with increased sales of bovine carotid patches, bovine cardiac patches and ePTFE grafts increasing $0.2 million, $0.1 million and $0.1 million, respectively.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)					Percent
	2021	2020	Change		change
	($ in thousands)
Gross profit	$23,799	$20,483	$3,316		16%

Gross margin	66.3%	67.0%	(0.7%	)	*

*Not applicable

Gross Profit. Gross profit increased $3.3 million, or 16%, to $23.8 million for the three months ended March 31, 2021, while gross margin decreased 70 basis points to 66.3% in the period. The increase in gross profit was driven by higher sales in the March 2021 period. The decrease in the gross margin was driven primarily by higher charges for excess and obsolete inventory during the current period, and to a lesser extent by manufacturing inefficiencies. These decreases were offset in part by the introduction of Artegraft sales as well as higher valvulotome sales in the current quarter, both of which carry comparatively higher gross margins.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2021	2020	$ Change	change

Sales and marketing	$6,466	$7,945	$(1,479)	(19%)
General and administrative	6,544	5,191	1,353	26%
Research and development	2,844	2,994	(150)	(5%)
Total	$15,854	$16,130	$(276)	(2%)

	Three months ended March 31,
	2021	2020
	% of Net Sales	% of Net Sales	Change

Sales and marketing	18%	26%	(8%	)
General and administrative	18%	17%	1%
Research and development	8%	10%	(2%	)

Sales and marketing. For the three months ended March 31, 2021, sales and marketing expense decreased 19% to $6.5 million. The decrease was driven mainly by expense reduction programs implemented during the second quarter of 2020 in response to the COVID-19 global pandemic, including a reduction in force. The major components of the expense decrease for the three months ended March 31, 2021 as compared to March 31, 2020 were salaries and related expenses of $0.5 million, decreased costs associated with our annual sales meeting of $0.5 million, travel and related expenses of $0.4 million. As a percentage of net sales, sales and marketing expense decreased to 18% for the three months ended March 31, 2021 from 26% in the prior period.

General and administrative. For the three months ended March 31, 2021, general and administrative expenses increased 26% to $6.5 million. The increase was due largely to Artegraft acquisition-related amortization of intangible assets of $0.7 million. Compensation expense increased $0.3 million, and miscellaneous taxes and insurance increased $0.2 million. As a percentage of sales, general and administrative expense increased to 18% for the three months ended March 31, 2021 from 17% in the prior period.

Research and development. For the three months ended March 31, 2021, research and development expense decreased $0.2 million, or 5%, to $2.8 million.  Product development and process engineering expenses decreased $0.6 million or 36% on a combined basis, in large part due to completion of the manufacturing transfer of certain acquired products to our Burlington facilities. Clinical and regulatory expenses increased $0.4 million or 33%, as a result of consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well as regulatory submissions for our products in geographies such as China and Japan, and testing related to our biologic products. As a percentage of sales, total research and development expense decreased to 8% for the three months ended March 31, 2021 from 10% in the prior period. Product development expenses decreased to 1% of sales for the three months ended March 31, 2021 from 2% in the prior period.

Income tax expense. We recorded a tax provision of $1.6 million on pre-tax income of $7.5 million for the three months ended March 31, 2021, compared to a $1.1 million tax provision on pre-tax income of $4.3 million for the three months ended March 31, 2020. Our effective income tax rate was 20.8% for the three month period ended March 31, 2021. Our tax expense for the current period is based on an estimated annual effective tax rate of 23.3%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 25.8% for the three month period ended March 31, 2020. Our 2020 provision was based on the estimated annual effective tax rate of 25.4%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of March 31, 2021, we have provided a valuation allowance of $1.8 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At March 31, 2021, our cash and cash equivalents were $23.5 million as compared to $26.8 million at December 31, 2020. We also had $0.2 million in a short-term marketable securities as of both March 31, 2021 and December 31, 2020. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the United States is available for corporate use, with the exception of $3.2 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On February 23, 2021, our Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 22, 2022. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

In June 2020, in connection with the Artegraft acquisition, we incurred debt of $65 million including a five-year revolving line of credit of $25 million and a five-year term loan of $40 million. The loans bear interest at either the Base Rate as defined in the agreement plus an applicable margin of 1.25% to 1.75% depending on our consolidated leverage ratio, or the Eurodollar Rate plus an applicable margin of 2.25% to 2.75% depending on our consolidated leverage ratio. At March 31, 2021 all outstanding borrowings of $32.0 million were designated as Eurodollar loans and had an interest rate of 3.25%.

The term of the revolving line of credit is five years and allows re-borrowing up to $25 million during the term, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of $0.5 million to $1.0 million commencing September 30, 2020 through March 31, 2025, with the remaining outstanding balance due on June 22, 2025. There are no outstanding borrowings under the revolving line of credit as of March 31, 2021. During the three months ended March 31, 2021, we made a scheduled principal payment on the term loan of $0.5 million as well as discretionary additional payments of $6.5 million.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $7.9 million for the three months ended March 31, 2021. For the year ended December 31, 2020, we had operating income of $28.8 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On April 27, 2021, our Board of Directors approved a quarterly cash dividend on our common stock of $0.11 per share payable on June 3, 2021, to stockholders of record at the close of business on May 19, 2021, which will total approximately $2.3 million.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2021	2020	Net Change
Cash and cash equivalents	$23,525	$10,944	$12,581

Cash flows provided by (used in):
Operating activities	$6,074	$1,189	$4,885
Investing activities	(1,060)	(25)	(1,035)
Financing activities	(7,965)	(1,741)	(6,224)

Net cash provided by operating activities. Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2021, consisting of $5.9 million in net income, adjustments for non-cash or non-operating items of $4.7 million (including depreciation and amortization of $2.6 million, stock-based compensation of $0.9 million, provisions for inventory write-offs and doubtful accounts of $1.1 million), and also a net use of working capital of $4.6 million. The net cash used for working capital was driven by payments of accounts payable and accrued liabilities of $3.0 million, an increase in inventory and other deferred costs of $1.3 million and an increase in receivable of $0.9 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.6 million.

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

Net cash used in investing activities. Net cash used in investing activities was $1.1 million for the three months ended March 31, 2021, consisting of expenditures on equipment and technology.

Net cash used in investing activities was $25,000 for the three months ended March 31, 2020, including net sales and purchases of marketable securities of $0.9 million offset by expenditures on equipment and technology of $0.9 million.

Net cash used in financing activities. Net cash used in financing activities was $8.0 million for the three months ended March 31, 2021, consisting primarily of payments made on our long-term debt of $7.0 million and a dividend payment of $2.3 million. These uses of cash were partly offset by proceeds from stock option exercises of $1.3 million, net of shares repurchased to cover employee payroll taxes.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2020, consisting primarily of payment of dividends of $1.9 million offset by proceeds from stock option exercises of $0.2 million net of shares repurchased to cover employee payroll taxes.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our critical accounting policies during the three months ended March 31, 2021. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2021 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of April 30, 2021, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our products are regulated in the European Union (EU) and the U.K. under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE marks to sell many of our products, though currently there is a lapse in our CE marks for some of our products due to one of our Notified Bodies, Lloyd's Register Quality Assurance, abandoning all services related to the MDD. In February 2020, one of our new Notified Bodies, TUV SUD issued CE marks for many of our products, representing 37% of our 2020 EMEA sales, and we most recently received a CE mark for our LifeSpan ePTFE product in February 2021 from another one of our new Notified Bodies, SGS. However, the following products (for which we have had CE marks in the past) do not currently have CE marks.

Product	Notified Body	Regulatory Status	Estimated Inventory Months on Hand*
XenoSure	TUV SUD	Expired/Partially Derogated	4 (non-CE marked)
AlboGraft	TUV SUD	Expired/Partially Derogated	2 (non-CE marked)
Pruitt Aortic Occlusion Catheter	TUV SUD	Expired	0
AnastoClip	SGS	Expired	0
Flexcel	SGS	Expired	0
Pruitt Carotid Shunts	SGS	Expired	9
AlboSure	SGS	Expired**	0
Surgical Glue	BSI	Abandoned**	15

*Current expectations based on Q1 2021 EMEA sales.

**CE mark no longer being pursued under MDD and no filing will be made under MDR.

Since February 2019, we have been engaged in a process with TUV SUD to obtain CE marks for XenoSure and AlboGraft under the MDD by May 25, 2021 when the MDD will be superseded by the Medical Device Regulation (MDR). We have answered a substantial number of questions related to those products, and we believe their review with respect to those products will conclude by May 25, 2021. TUV SUD, in Q4 2020 as part of the XenoSure/AlboGraft CE marking process, also audited our Burlington facility, and that audit has been concluded but not formally closed. Issuance of CE marks for XenoSure and AlboGraft depends on a successful audit closure as well as product-specific approvals. Together, XenoSure and AlboGraft accounted for 27% of EMEA sales in 2020. Additionally, retention of our other CE marks previously issued by TUV SUD could also depend on a successful audit closure, representing 37% of our 2020 EMEA sales. There can be no assurance that TUV SUD will issue CE marks for these products on a timely basis or at all. We also expect that CE marks will be issued by SGS for the products ascribed to them in the chart above by May 25, 2021, except with respect to AlboSure, which will not achieve CE marking by this deadline. There can be no assurance that SGS will issue CE marks for these products on a timely basis or at all. If MDD CE marks are not issued for any or all of our products with lapsed marks before May 25, 2021, then we will need to reinitiate the application process in its entirety under the MDR for any such lapsed product, a process that could take up to two years.

As a result of the CE mark lapses, we have begun experiencing backorders related to some of these products and our revenues are being impacted. We estimate that revenues attributable to products with lapsed CE marks were approximately $1.4 million lower in EMEA in 2020 versus 2019 due to a number of factors including CE mark lapses and the COVID-19 pandemic. The backorders for these products approximated $0.3 million as of March 31, 2021. To mitigate, in part, the impact of certain of these lapses and backorders, we have sought temporary exemptions, or derogations, in certain European countries from the requirement to apply CE marks to XenoSure, AlboGraft and Flexcel while we continue to seek reissuance of CE marks. We have received temporary authorization to sell XenoSure without a CE mark in 12 countries in Europe and AlboGraft in 12 countries, in each case subject to certain conditions and for limited periods expiring as soon as May 25, 2021. We have also received temporary authorization to sell Flexcel in Germany without a CE mark until July 27, 2021. Where customers are not satisfied with this authorization status, they have in some cases decided to stop using our product and/or use a competing product and may continue to do so in the future, which could further impact our revenues. If we are unsuccessful in obtaining extensions of these derogations, or the reissuance of our CE marks for any of these products is materially delayed or withheld, our revenues could be further impacted and our business could be harmed.

Additionally, the CE mark for our Omniflow II graft is currently being transferred to our Burlington headquarters due to our discontinuation of operations in North Melbourne, Australia in June 2020.  If the transfer is not successful, the Omniflow II will be subject to an MDR application process (see below).  While the MDD CE mark would still remain valid for Australian-built product, Burlington-produced units would not be allowed onto the European market until issuance of the MDR CE mark. We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply customers until Q1 2022, based on historical sales, and as a result, we may go into backorder for Omniflow II until the MDR CE mark is issued.  If the CE mark certification for Omniflow II is materially delayed or withheld, our European revenues could be impacted and our business could be harmed.

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and will apply beginning May 26, 2021. Our products will be subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us in order to obtain approval to renew the CE marks on certain of our products. If MDD CE marks are not issued for any or all of our products with lapsed marks before May 26, 2021, then we will need to reinitiate the application process in its entirety under the MDR for any such lapsed product, a process that could take up to two years. Our preparation of filings under the MDR has been delayed due to our work on the other CE mark matters described above. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain CE marks for our existing products, especially those for which TUV SUD functions as our Notified Body, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. For example, if a new CE mark is issued for XenoSure by TUV SUD, the indications for its use will no longer include neuro or cardiac applications, indications for which the product was previously approved. Additionally, only XenoSure made from bovine pericardium sourced from certain of our suppliers will be permitted to be sold under a new CE mark, if issued. If we fail to obtain new CE marks on our products in a timely manner or at all, or if new or more stringent restrictions are placed on our products as a condition to their CE marking, future sales of our products and/or their gross margins could be adversely impacted.

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

Our facilities are subject to periodic inspection by numerous regulatory authorities, including governmental agencies and Notified Bodies, and we must demonstrate compliance with the applicable medical devices regulations. Our most recent inspections were as follows:

Facility	Agency	Jurisdiction	Date	Result
Burlington	Korean FDA	Korea	January 2019	Passed
Saint-Etienne	Notified Body (BSI)	Europe	January 2019	Passed
Tokyo	Notified Body (JET)	Japan	February 2019	Passed
Burlington	Therapeutic Goods Administration (TGA)	Australia	March 2019	Passed
Saint-Etienne	Notified Body (BSI)	Europe	March 2019	Passed
Burlington	Notified Body (LRQA)	MDSAP	March 2019	Passed
North Melbourne	Notified Body (TUV Rheinland)	Europe	June 2019	Passed
Saint-Etienne	Notified Body (BSI)	Europe	October 2019	Passed
Saint-Etienne	Notified Body (BSI)	Europe	January 2020	Passed
Burlington	US FDA	United States	August 2020	Passed
Burlington	Notified Body (BSI)	Europe	October 2020	Passed
Saint-Etienne	Notified Body (BSI)	Europe	October 2020	Passed
Burlington	Notified Body (SGS)	Europe	October 2020	Passed
Fox River Grove	AATB	Worldwide	October 2020	Passed
Burlington	Notified Body (TUV SUD)	MDSAP	October/November 2020	Refused to Certify
Burlington	Notified Body (TUV SUD)	Europe	October/November 2020	Concluded*
Burlington	Notified Body (BSI)	Europe	January 2021	Passed
Burlington	Notified Body (SGS)	MDSAP	February 2021	Passed

*Inspection concluded but not formally closed.

As noted above, TUV SUD audited the Company as part of the Medical Device Single Audit Program (MDSAP) in November 2020. In January, TUV SUD determined not to issue an MDSAP certificate. LeMaitre promptly engaged SGS to undertake a new MDSAP audit. The in-person part of the new audit ended on February 25, 2021, and SGS issued an MDSAP certificate to us on March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
January 1, 2021 through January 31, 2021	1,984	$37.87	N/A	N/A
February 1, 2021 through February 28, 2021	148	$49.35	N/A	N/A
March 1, 2021 through March 31, 2021	109	$50.78	N/A	N/A
Total	2,241	$39.26	N/A	N/A

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document. (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2021.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director