Form 10-Q
period 2021-06-30
LEMAITRE VASCULAR INC
filed 2021-08-05
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 21,660,965 shares of common stock, $.01 par value per share, outstanding as of July 30, 2021.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2021	2020
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$21,541	$26,764
Short-term marketable securities	215	214
Accounts receivable, net of allowances of $639 at June 30, 2021 and $623 at December 31, 2020	20,741	19,552
Inventory and other deferred costs	44,751	45,115
Prepaid expenses and other current assets	2,772	2,618
Total current assets	90,020	94,263

Property and equipment, net	15,794	15,036
Right-of-use leased assets	16,244	16,066
Goodwill	65,945	65,945
Other intangibles, net	55,777	58,905
Deferred tax assets	1,649	1,686
Other assets	1,076	909
Total assets	$246,505	$252,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,000	$2,500
Accounts payable	2,059	2,394
Accrued expenses	13,766	17,525
Acquisition-related obligations	701	772
Lease liabilities - short-term	1,954	1,954
Total current liabilities	21,480	25,145
Long-term debt	19,448	35,532
Lease liabilities - long-term	15,069	14,791
Deferred tax liabilities	125	127
Other long-term liabilities	4,550	4,643
Total liabilities	60,672	80,238

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 22,201,778 shares at June 30, 2021, and 22,061,554 shares at December 31, 2020	222	221
Additional paid-in capital	119,291	114,924
Retained earnings	80,253	70,554
Accumulated other comprehensive loss	(2,243)	(1,525)
Treasury stock, at cost; 1,540,813 shares at June 30, 2021 and 1,538,572 shares at December 31, 2020	(11,690)	(11,602)
Total stockholders’ equity	185,833	172,572
Total liabilities and stockholders’ equity	$246,505	$252,810

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$40,670	$24,851	$76,553	$55,402
Cost of sales	13,909	7,822	25,993	17,890

Gross profit	26,761	17,029	50,560	37,512

Sales and marketing	6,803	4,686	13,269	12,631
General and administrative	6,200	5,332	12,744	10,523
Research and development	2,652	2,139	5,496	5,133

Total operating expenses	15,655	12,157	31,509	28,287

Income from operations	11,106	4,872	19,051	9,225

Other income (expense):
Interest income	1	74	2	179
Interest expense	(495)	(66)	(1,072)	(66)
Foreign currency gain (loss)	(157)	(113)	(33)	(291)

Income before income taxes	10,455	4,767	17,948	9,047
Provision for income taxes	2,156	1,267	3,720	2,373

Net income	$8,299	$3,500	$14,228	$6,674

Earnings per share of common stock:
Basic	$0.40	$0.17	$0.69	$0.33
Diluted	$0.40	$0.17	$0.68	$0.33

Weighted-average shares outstanding:
Basic	20,611	20,180	20,579	20,174
Diluted	20,959	20,399	20,900	20,415

Cash dividends declared per common share	$0.110	$0.095	$0.220	$0.190

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$8,299	$3,500	$14,228	$6,674
Other comprehensive income (loss):
Foreign currency translation adjustment, net	220	1,055	(717)	(154)
Unrealized gain (loss) on short-term marketable securities	-	311	(1)	2
Total other comprehensive income (loss)	220	1,366	(718)	(152)

Comprehensive income	$8,519	$4,866	$13,510	$6,522

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				5,929				5,929
Other comprehensive income (loss)					(938)			(938)
Issuance of common stock for stock options exercised	63,895	-	1,385					1,385
Vested restricted stock units	5,974	-						-
Stock-based compensation expense			927					927
Repurchase of common stock for net settlement of equity awards						2,241	(88)	(88)
Common stock dividend paid				(2,262)				(2,262)

Balance at March 31, 2021	22,131,423	221	117,236	74,221	(2,463)	1,540,813	(11,690)	177,525

Net income				8,299				8,299
Other comprehensive income					220			220
Issuance of common stock for stock options exercised	70,355	1	1,186					1,187
Vested restricted stock units	-	-	-					-
Stock-based compensation expense			869					869
Common stock dividend paid				(2,267)				(2,267)

Balance at June 30, 2021	22,201,778	$222	$119,291	$80,253	$(2,243)	1,540,813	$(11,690)	$185,833

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	$217	$105,934	$57,029	$(4,007)	1,522,035	$(11,032)	$148,141

Net income				3,174				3,174
Other comprehensive income (loss)					(1,518)			(1,518)
Issuance of common stock for stock options exercised	19,141	-	233					233
Vested restricted stock units	4,074	-	-					-
Stock-based compensation expense			779					779
Repurchase of common stock for net settlement of equity awards						1,601	(57)	(57)
Common stock dividend accrued				(1,917)				(1,917)

Balance at March 31, 2020	21,702,142	217	106,946	58,286	(5,525)	1,523,636	(11,089)	148,835

Net income				3,500				3,500
Other comprehensive income					1,366			1,366
Issuance of common stock for stock options exercised	3,000	-	42					42
Vested restricted stock units	192	-	-					-
Stock-based compensation expense			803					803
Common stock dividend paid				(1,917)				(1,917)

Balance at June 30, 2020	21,705,334	$217	$107,791	$59,869	$(4,159)	1,523,636	$(11,089)	$152,629

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2021	2020
	(in thousands)
Operating activities
Net income	$14,228	$6,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,261	3,177
Stock-based compensation	1,796	1,582
Fair value adjustment to contingent consideration obligations	99	113
Provision for doubtful accounts	133	142
Provision for inventory write-downs	2,154	609
Foreign currency transaction loss	(14)	163
Changes in operating assets and liabilities:
Accounts receivable	(1,486)	441
Inventory and other deferred costs	(2,044)	(4,076)
Prepaid expenses and other assets	447	(197)
Accounts payable and other liabilities	(4,603)	(2,092)
Net cash provided by operating activities	15,971	6,536

Investing activities
Purchases of property and equipment and other assets	(2,462)	(1,174)
Payments related to acquisitions	-	(72,559)
Purchases of short-term marketable securities	-	(2,178)
Proceeds from sales of marketable securities	-	18,000
Net cash used in investing activities	(2,462)	(57,911)

Financing activities
Payment of long-term debt	(16,000)	-
Proceeds from revolving line of credit	-	25,000
Proceeds from issuance of long-term debt	-	40,000
Payment of deferred debt issuance costs	-	(1,751)
Proceeds from issuance of common stock	2,113	276
Purchase of treasury stock for net settlement of equity awards	(88)	(57)
Common stock cash dividend paid	(4,529)	(3,834)
Net cash provided by (used in) financing activities	(18,504)	59,634

Effect of exchange rate changes on cash and cash equivalents	(228)	(69)
Net increase in cash and cash equivalents	(5,223)	8,190
Cash and cash equivalents at beginning of period	26,764	11,786
Cash and cash equivalents at end of period	$21,541	$19,976
Supplemental disclosures of cash flow information (see Notes 2, 6 and 7)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2021

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, surgical glue, synthetic vascular grafts and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; Hereford, England; Kensington, Australia; Tokyo, Japan; Shanghai, China; and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2021 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general.  The magnitude and duration of any impact on our revenues and operations from COVID-19 is uncertain and cannot currently be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of August 5, 2021, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2021	2020	2021	2020
	($ in thousands)		($ in thousands)

Americas	$27,329	$14,942	$51,028	$33,278
Europe, Middle East and Africa	10,803	7,950	20,665	18,300
Asia/Pacific Rim	2,538	1,959	4,860	3,824
Total	$40,670	$24,851	$76,553	$55,402

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2021, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $794,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2028. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2021
(in thousands)
Unrecognized tax benefits as of December 31, 2020	$820
Additions for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(26)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of June 30, 2021	$794

As of June 30, 2021, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2017 and forward
Foreign	2014 and forward

Cash paid for income taxes was $6.2 million and $2.3 million for the six month periods ended June 30, 2021 and June 30, 2020, respectively.

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$5,182	$5,044
Work-in-process	9,193	6,004
Finished products	24,775	28,117
Other deferred costs	5,601	5,950

Total inventory and other deferred costs	$44,751	$45,115

We had inventory on consignment at customer sites of $1.8 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively.

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

Under the Admedus APA we agreed to pay Admedus a total of up to $15.3 million for the purchase of substantially all of its biologic patch business assets, other than specifically identified excluded assets, plus $8.0 million for the technology license. The acquired assets (in combination with the license) included inventory, intellectual property, permits and approvals, data and records, and customer and supplier information, as well as a small amount of machinery and equipment. At closing, $14.2 million of the purchase price was paid to Admedus. Shortly thereafter another $0.3 million was paid in connection with delivery of audited financial statements of the acquired business to LeMaitre. Additional payments of $0.7 million are due within 15 days of the first and third anniversaries of the closing date; the first such payment was made in October 2020. Additional contingent consideration was or may be payable as follows:

●	$2.0 million within 15 days following LeMaitre’s receipt of a CE mark under MDR regulations on all acquired products;

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

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, and customer and supplier information, was $8.0 million. Of this amount, $6.8 million was paid at closing, with three follow-on payments of $0.4 million each due on the first, second and third anniversaries of the closing date.  The deferred amounts totaling $1.2 million were recorded at an acquisition-date fair value of $1.1 million using a discount rate of 4.19% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims. The first payment was made without adjustment in July 2020. The second payment was made without adjustment in July 2021.

The following table summarizes the purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$276
Equipment and supplies	70
Intangible assets	4,844
Goodwill	2,748

Purchase price	$7,938

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (Years)
	(in thousands)
Customer relationships	$3,945	13.0
Intellectual property	563	7.0
Non-compete agreement	233	5.0
Tradenames	103	7.0

Total intangible assets	$4,844

The weighted-average amortization period of the acquired intangible assets was 11.8 years.

5. Goodwill and Other Intangible Assets

 There was no change to goodwill during the six months ended June 30, 2021. Other intangible assets consist of the following:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,951	$9,435	$20,516	$29,951	$7,947	$22,004
Trademarks, tradenames and licenses	4,000	1,299	2,701	4,000	1,094	2,906
Customer relationships	38,525	6,709	31,816	38,525	5,424	33,101
Other intangible assets	1,767	1,023	744	1,767	873	894

Total identifiable intangible assets	$74,243	$18,466	$55,777	$74,243	$15,338	$58,905

These intangible assets are being amortized over their useful lives ranging from two to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2021 is 11.5 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Amortization expense	$1,562	$894	$3,128	$1,728

We estimate that amortization expense for the remainder of 2021 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2021	2022	2023	2024	2025	2026
	(in thousands)

Amortization expense	$3,051	$5,975	$5,902	$5,706	$5,467	$5,001

6. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of the Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn at inception, as well as a $40 million five-year term loan. During the year ended December 31, 2020 we made scheduled principal payments on the term loan of $1.0 million, and repaid the revolving line of credit in full. During the six months ended June 30, 2021 we made scheduled principal payment on the term loan of $1.0 million and made optional prepayments of $15.0 million. Long term debt as of June 30, 2021 is as follows:

June 30, 2021
(in thousands)

Five-year term loan, net of unamortized debt issuance costs of $552	$22,448
Less current portion	(3,000)
Long-term debt, net	$19,448

The loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate is defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. At June 30, 2021 all outstanding borrowings were designated as Eurodollar loans and bore interest of 3.25%. We incurred debt issuance costs in connection with this credit arrangement of approximately $1.8 million. These costs were allocated between the revolving line of credit and the term loans, with the portion related to the revolving line of credit of $0.7 million recorded in other assets on our balance sheet, and the portion allocated to the term loan recorded as a deduction from the amount of the debt. All of these transaction costs are being amortized into interest expense on a straight-line basis as the result is not materially different from using the interest method, over the five-year term of the arrangement. This results in an effective interest rate of approximately 4.2%. During the six months ended June 30, 2021, in connection with making optional prepayments of $15.0 million on the term loan, we expensed a proportionate amount of the unamortized transaction costs in the amount of $0.3 million. Cash paid for interest during the six months ended June 30, 2021 was $0.7 million.

The term of the revolving line of credit is five years, with all outstanding amounts due on June 22, 2025. The term loan is repayable in increasing quarterly installments of $0.5 million to $1.0 million through March 31, 2025, with the remaining outstanding balance due on June 22, 2025. As of July 21, 2021, we had paid off the term loan in full and had no borrowings outstanding under our revolving line of credit.

We must comply with various financial and non-financial covenants, which are set forth in the Credit Agreement governing the credit facility. The primary financial covenant consists of a maximum consolidated leverage ratio. The lenders are entitled to accelerate repayment of the loans and terminate the revolving credit commitment upon the occurrence of any of various events of default as described in the Credit Agreement. We were in compliance with the covenants as of June 30, 2021. Borrowings under the secured credit facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our subsidiaries’ other property and assets, in each case subject to various exceptions.

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

7. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, European operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021 we executed an expansion of this lease with the same landlord under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. During the quarter ended June 30, 2021 we entered into a six-year lease in Milan, Italy which will house a customer service and warehouse facility commencing in September 2021. This lease contains a six-year renewal option. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at June 30, 2021.

We also lease automobiles under operating leases in the U.S. as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time. During the quarter ended June 30, 2021 we entered into a five-year lease for printing equipment.

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

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard and for leases entered into subsequently was the selection of a discount rate; because we had no debt as of the adoption of this standard, we had no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support. In connection with the assumption of the Artegraft North Brunswick, New Jersey lease referenced above, we used LeMaitre’s borrowing rate of 3.5% as of the acquisition date associated with debt incurred to finance the acquisition to value the lease.

Additional information with respect to our leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$487	$481	$1,094	$955
Short-term lease cost	126	44	190	57
Total lease cost	$613	$525	$1,284	$1,012

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$633	$580	$1,381	$1,171

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,261	$2,332	$1,277	$2,481

Weighted average remaining lease term - operating leases (in years)			8.2	8.8

Weighted average discount rate - operating leases			4.86%	5.25%

At June 30, 2021, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2021	$1,419
Year ending December 31,
2022	2,665
2023	2,334
2024	2,107
2025	2,157
2026	2,159
Thereafter	8,206
Adjustment to net present value as of June 30, 2021	(4,024)

Minimum noncancelable lease liability	$17,023

8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Compensation and related taxes	$8,167	$8,675
Income and other taxes	312	2,394
Professional fees	121	39
Other	5,166	6,417

Total	$13,766	$17,525

Other long-term liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Aquisition-related liabilities	$3,656	$3,700
Income taxes	762	813
Other	132	130

Total	$4,550	$4,643

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

Most of our revenues are generated in the United States, Germany, the United Kingdom and other European countries as well as in Canada, Japan and Australia. Substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$25,172	$13,535	$47,140	$30,535
Germany	3,154	2,699	6,217	5,993
Other countries	12,344	8,617	23,196	18,874

Net Sales	$40,670	$24,851	$76,553	$55,402

10. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Stock option awards	$562	$495	$1,156	$995
Restricted stock units	307	308	640	587

Total share-based compensation	$869	$803	$1,796	$1,582

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of sales	$100	$88	$200	$167
Sales and marketing	119	134	288	293
General and administrative	557	495	1,118	951
Research and development	93	86	190	171

Total stock-based compensation	$869	$803	$1,796	$1,582

We did not grant any options during the six-month period ended June 30, 2021. During the six-month period ended June 30, 2020, we granted options for the purchase of 20,000 shares of our common stock. During the six months ended June 30, 2021 and 2020, we awarded restricted stock units of 1,157 and 2,292, respectively. We issued approximately 140,000 and 26,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the six months ended June 30, 2021 and 2020, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$8,299	$3,500	$14,228	$6,674

Weighted average shares outstanding	20,611	20,180	20,579	20,174

Basic earnings per share	$0.40	$0.17	$0.69	$0.33

Diluted:
Net income available for common stockholders	$8,299	$3,500	$14,228	$6,674

Weighted-average shares outstanding	20,611	20,180	20,579	20,174
Common stock equivalents, if dilutive	348	219	321	241
Shares used in computing diluted earnings per common share	20,959	20,399	20,900	20,415

Diluted earnings per share	$0.40	$0.17	$0.68	$0.33

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	-	713	152	651

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On July 22, 2021, our Board of Directors approved a quarterly cash dividend on our common stock of $0.11 per share payable on September 9, 2021, to stockholders of record at the close of business on August 26, 2021, which will total approximately $2.4 million.

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2021 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2021.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid artery graft business from Artegraft. The agreement requires us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount will be remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations.

During 2019, we recorded contingent liabilities associated with our acquisition of the biologic patch business from Admedus. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre Vascular’s success in obtaining CE marks under MDR regulations on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue target during the first 12 months following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations.

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

	Six months ended June 30,
	2021	2020
	(in thousands)
Beginning balance	$2,240	$1,765
Additions	-	406
Payments	-	-
Change in fair value included in earnings	61	57

Ending balance	$2,301	$2,228

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the six months ended June 30, 2021 and 2020 consisted primarily of foreign currency translation:

	Six months ended
	June 30,
	2021	2020
	(in thousands)
Beginning balance	$(1,525)	$(4,007)

Other comprehensive income (loss) before reclassifications	(718)	(152)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(2,243)	$(4,159)

15. Subsequent Events

On July 16, 2021, we closed an offering of 1,000,000 shares of our common stock, $0.01 par value per share, at a price to the public of $54.50 per share, less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other offering expenses, were approximately $51.0 million. We used a portion of the proceeds from the offering to repay our outstanding debt. We plan to use the remaining proceeds for general corporate purposes, including working capital needs and capital expenditures, dividend payments, deferred payments related to prior acquisitions, and the funding of future acquisitions.

On August 4, 2021, the underwriters purchased an additional 150,000 shares pursuant to an option granted to them in connection with the offering described above.  The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were approximately $7.6 million.  We plan to use the proceeds for general corporate purposes.

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

LeMaitre, AlboGraft, AlboSure, AnastoClip, Artegraft, Cardial, CardioCel, Omniflow, RestoreFlow, TRIVEX, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser extent, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins outside of the heart and are well known to vascular surgeons. Our principal product offerings are sold throughout the world, primarily in the United States, Europe, the U.K., Canada and Asia/Pacific Rim. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $750 million. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring and developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Since March 2020, the COVID-19 pandemic has significantly impacted the markets into which we sell devices and our business. In response to COVID-19, many hospitals limited elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In areas where the COVID-19 pandemic has abated, we have begun to see restrictions eased, particularly in the United States. However, the prevalence of COVID-19 variants could result in the re-imposition of restrictions. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable sales. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements dictated by local law. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales have normalized, we have been rehiring personnel in many departments, including our sales force. We ended our temporary base salary cuts on August 31, 2020.

Our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, surgical glue, synthetic vascular grafts, and valvulotomes. Through our RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular and cardiac tissue.

Our biologic offerings include vascular and cardiac patches, vascular, cardiac and dialysis grafts, and surgical glue. In the current quarter, biologics represented 48% of worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

On June 22, 2020, we acquired the Artegraft biologic graft business. The results of operations of this business have been included in our results of operations since the date of acquisition.

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

We sell our products and services primarily through a direct sales force. As of June 30, 2021, our sales force was comprised of 88 sales representatives in North America, Europe and Asia/Pacific Rim, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with additional European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia/Pacific Rim headquarters is located in Singapore, with additional Asia/Pacific Rim sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. During the current quarter, approximately 95% of our net sales were generated in countries or regions in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments, for example the markets for valvulotomes and carotid shunts. In the valvulotome market, our highly differentiated devices have historically allowed us to increase our selling prices while maintaining unit share. In contrast, we have experienced less success in highly competitive markets such as the polyester graft market where we face competition from larger companies with greater resources. While we believe that these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will succeed in highly competitive markets.

We have also experienced success in international markets, such as Europe, where we also have a significant sales force, and sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

Our strategy for growing our business includes the acquisition of complementary product lines and companies as well as the occasional discontinuance or divestiture of products that are no longer complementary:

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

During 2020, we entered into definitive agreements with, or participated with Admedus in concluding agreements with, several former Admedus distributors in the United Kingdom, Europe and Canada, in order to terminate their distribution of our bovine cardiac and vascular patch products, and we began selling direct-to-hospital in those geographies. The termination fees totaled approximately $0.1 million.

•

During 2020, we participated with Artegraft in concluding agreements with several of their former U.S. distributors in order to terminate their distribution of our bovine graft products. We now sell Artegraft products direct-to-hospital throughout the U.S.

In addition to our sales growth strategies, we have also executed on several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In September 2018, we acquired the Syntel embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the production of these devices to our Burlington facilities. This transfer is now complete.

•

In late 2018 and into 2019, we expanded our Burlington biologic clean room in order to transfer the production of our Omniflow II vascular graft from our North Melbourne, Australia facility to Burlington. This transfer is substantially complete, and the prior facility has been sold.

•

In October 2019, we acquired the biologic patch business assets from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect this transfer to be complete in 2023.

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

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2021 approximately 38% of our sales took place outside the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the six months ended June 30, 2021, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.1 million, as compared to rates in effect for the six months ended June 30, 2020.

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

Research and development. Research and development expense includes costs associated with the design, development, testing, enhancement and regulatory approval of our products, principally salaries, laboratory testing and supply costs. It also includes costs associated with design and execution of clinical studies, regulatory submissions, costs to register, maintain, and defend our intellectual property, royalty payments associated with licensed and acquired intellectual property, and costs to transfer the manufacturing of acquired product lines to our Burlington facility.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets into which we sell devices and our business. In response to COVID-19, many hospitals limited elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In areas where the COVID-19 pandemic has abated, we have begun to see restrictions eased, particularly in the United States. However, the prevalence of COVID-19 variants could result in the re-imposition of restrictions. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable sales. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales have normalized, we have been rehiring personnel in many departments, including our sales force, and we expect to add personnel in the second half of 2021. We ended our temporary base salary cuts on August 31, 2020.

For reasons described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three- and six-month periods ended June 30, 2021 to the three- and six-month month periods ended June 30, 2020:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2021	2020	change	2021	2020	change
	($ in thousands)			($ in thousands)
Net sales	$40,670	$24,851	64%	$76,553	$55,402	38%

Net sales by geography:
Americas	$27,329	$14,942	83%	$51,028	$33,278	53%
Europe, Middle East and Africa	10,803	7,950	36%	20,665	18,300	13%
Asia/Pacific Rim	2,538	1,959	30%	4,860	3,824	27%
Total	$40,670	$24,851	64%	$76,553	$55,402	38%

As a general matter, the COVID-19 pandemic negatively impacted sales in the 2020 periods more acutely than in the 2021 periods in all geographies.

Net sales. Net sales increased $15.8 million, or 64%, to $40.7 million for the three months ended June 30, 2021, compared to $24.9 million for the three months ended June 30, 2020. The increase was driven largely by Artegraft bovine grafts, with increased sales of $6.5 million. We also had higher valvulotome sales of $1.9 million, higher carotid shunt sales of $1.5 million, and higher sales of bovine carotid patches and service revenues from allografts of $1.4 million each. We estimate that the weaker U.S. dollar increased net sales by $1.2 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Net sales increased $21.2 million, or 38%, to $76.6 million for the six months ended June 30, 2021, compared to $55.4 million for the six months ended June 30, 2020. The increase was driven largely by Artegraft bovine grafts, with increased sales of $12.3 million. We also had higher valvulotome sales of $2.8 million, higher carotid shunt sales of $1.4 million, higher sales of bovine carotid patches of $1.3 million and higher allografts service revenues of $0.9 million. We estimate that the weaker U.S. dollar increased sales by $2.1 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Direct-to-hospital net sales were 95% of our total net sales for the six months ended June 30, 2021, and 94% for the six-month period ended June 30, 2020.

Net sales by geography. Net sales in the Americas increased $12.4 million, or 83%, for the three months ended June 30, 2021 as compared to June 30, 2020. The increase was driven mainly by Artegraft bovine grafts, with sales of $6.6 million. We also had higher service revenue from allografts of $1.4 million, higher valvulotome sales of $1.3 million, bovine carotid patches of $1.2 million and carotid shunts of $0.8 million.

Net sales in the Americas increased $17.8 million, or 53%, for the six months ended June 30, 2021 as compared to June 30, 2020. The increase was driven mainly by Artegraft bovine grafts, with sales of $12.3 million. We also had higher valvulotome sales of $1.9 million, bovine carotid patches of $1.2 million, carotid shunt of $0.9 million, and higher allografts service revenues of $0.9 million each.

EMEA net sales increased $2.9 million, or 36%, for the three months ended June 30, 2021 as compared to June 30, 2020. Higher sales of carotid shunts and valvulotomes led the growth, with increased sales of $0.6 million each. Sales of ovine grafts and bovine cardiac patches increased by $0.4 million each.

EMEA net sales increased $2.4 million, or 13%, for the six months ended June 30, 2021 as compared to June 30, 2020. The increase was driven by higher valvulotome sales of $0.9 million, as well as higher carotid shunt, embolectomy catheter and ovine graft sales, all with increases of $0.4 million. These increases were offset in part by a decrease in sales of bovine carotid patches of $0.4 million.

In May 2021, our CE mark certifications were reinstated for five products. However, in May 2021, we also received a change in CE mark requirements for certain bovine carotid patches and polyester grafts, resulting in backorders of those products in the quarter ended June 30, 2021. We have received temporary approvals for these devices in some European countries, which has allowed us to resume sales of those products for a limited time period, and we are currently manufacturing new devices to meet the requirement changes. For bovine carotid patches, only bovine pericardium sourced from certain of our suppliers will be permitted to be sold under the new CE mark, which may cause our cost for this product to increase, and our gross margin to decrease.

Asia/Pacific Rim net sales increased $0.6 million, or 30%, for the three months ended June 30, 2021 as compared to June 30, 2020, with bovine carotid patch and ePTFE graft sales increasing $0.3 million and $0.1 million, respectively. These and other product sales increases were in part offset by lower sales of TRIVEX powered phlebectomy systems of $0.1 million.

Asia/Pacific Rim net sales increased $1.0 million, or 27%, for the six months ended June 30, 2021 as compared to June 30, 2020, with bovine carotid patch and ePTFE graft sales increasing $0.5 million and $0.2 million, respectively. These and other product sales increases were in part offset by lower sales of TRIVEX powered phlebectomy systems of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
(unaudited)					Percent					Percent
	2021	2020	Change		change	2021	2020	Change		change
	($ in thousands)					($ in thousands)
Gross profit	$26,761	$17,029	$9,732		57%	$50,560	$37,512	$13,048		35%

Gross margin	65.8%	68.5%	(2.7%	)	0	66.0%	67.7%	(1.7%	)	0

*Not applicable

Gross Profit. Gross profit increased $9.7 million, or 57%, to $26.8 million for the three months ended June 30, 2021, while gross margin decreased 270 basis points to 65.8% in the period. Gross profit increased $13.0 million, or 35%, to $50.6 million for the six months ended June 30, 2021, while gross margin decreased 170 basis points to 66.0% in the period. For both the three- and six-month periods, the increase in gross profit was driven by higher sales, and the decrease in the gross margin was driven primarily by manufacturing inefficiencies related to COVID-19 personnel reductions in Q2 2020, and to a lesser extent by higher charges for excess and obsolete inventory. For the six-month comparative period, higher allograft service revenues, which carry a comparatively lower gross margin, also contributed to the decrease in the gross margin. The gross margin decreases in both comparative periods were offset in part by the introduction of Artegraft sales, as well as higher valvulotome and carotid shunt sales, all of which carry comparatively higher gross margins.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2021	2020	$ Change	change	2021	2020	$ Change	change

Sales and marketing	$6,803	$4,686	$2,117	45%	$13,269	$12,631	$638	5%
General and administrative	6,200	5,332	868	16%	12,744	10,523	2,221	21%
Research and development	2,652	2,139	513	24%	5,496	5,133	363	7%
Total	$15,655	$12,157	$3,498	29%	$31,509	$28,287	$3,222	11%

	Three months ended June 30,			Six months ended June 30,
	2021	2020		2021	2020
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	17%	19%	(2%)	17%	23%	(6%)
General and administrative	15%	21%	(6%)	17%	19%	(2%)
Research and development	7%	9%	(2%)	7%	9%	(2%)

Sales and marketing. For the three months ended June 30, 2021, sales and marketing expense increased 45% to $6.8 million. The increase was driven primarily by higher salaries and related expenses of $1.9 million, including higher commissions of approximately $1.1 million. Travel and related expenses were also higher by $0.2 million. Expense reduction programs implemented during the second quarter of 2020 in response to the COVID-19 global pandemic, including a reduction in force, lowered expenses in that period. Since the pandemic has abated, we have begun rehiring in most positions, including our sales force. As a percentage of net sales, sales and marketing expense decreased to 17% for the three months ended June 30, 2021 from 19% in the prior period, largely as a result of the addition of revenue from the Artegraft acquisition.

For the six months ended June 30, 2021, sales and marketing expense increased 5% to $13.3 million.  The increase was driven by higher salaries and related expenses of $1.3 million, including higher commissions due to increased sales, as well as higher recruiting costs. These increases were offset in part by lower travel and related expenses, including our annual sales meeting held each January, which took place virtually in 2021. As a percentage of net sales, sales and marketing expense decreased to 17% for the six months ended June 30, 2021 from 23% in the prior period.

General and administrative. For the three months ended June 30, 2021, general and administrative expenses increased 16% to $6.2 million. The increase was primarily due to higher compensation and related expenses, as salaries were reinstated in late 2020 and personnel were hired following the April 2020 reduction in force. As a percentage of sales, general and administrative expense decreased to 15% for the three months ended June 30, 2021 from 21% in the prior period, largely due to significantly higher sales in Q2 2021 resulting from the Artegraft acquisition.

For the six months ended June 30, 2021, general and administrative expenses increased 21% to $12.7 million. The increase was primarily due to higher compensation and related expenses, as salaries were reinstated in late 2020 and personnel were hired following the April 2020 reduction in force. We also had higher acquisition-related costs of $0.5 million in the first half of 2021, as well as higher insurance costs, banking fees and franchise taxes. As a percentage of sales, general and administrative expense decreased to 17% for the six months ended June 30, 2021, from 19% in the prior period.

Research and development. For the three months ended June 30, 2021, research and development expense increased $0.5 million, or 24%, to $2.7 million.  Product development and process engineering expenses decreased $0.1 million or 12%, in large part due to completion of the manufacturing transfer of acquired products to our Burlington facilities. Clinical and regulatory expenses increased $0.7 million, or 65%, driven by higher compensation costs, as well as by higher consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well testing related to our biologic products. As a percentage of sales, total research and development expense decreased to 7% for the three months ended June 30, 2021, from 9% in the prior period. Product development expenses decreased to 1% of sales for the three months ended June 30, 2021, from 2% in the prior period.

For the six months ended June 30, 2021, research and development expense increased $0.4 million, or 7%, to $5.5 million.  Product development and process engineering expenses decreased $0.7 million, or 26%, in large part due to completion of the manufacturing transfer of acquired products to our Burlington facilities. Clinical and regulatory expenses increased $1.1 million, or 46%, driven by higher compensation expenses as well as consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe, as well as testing related to our biologic products. As a percentage of sales, total research and development expense decreased to 7% for the six months ended June 30, 2021, from 9% in the prior period, as a result of the addition in revenues from Artegraft. Product development expenses decreased to 1% of sales for the six months ended June 30, 2021, from 2% in the prior period.

Income tax expense. We recorded a tax provision of $2.2 million on pre-tax income of $10.5 million for the three months ended June 30, 2021, compared to a $1.3 million tax provision on pre-tax income of $4.8 million for the three months ended June 30, 2020. We recorded a tax provision of $3.7 million on pre-tax income of $17.9 million for the six months ended June 30, 2021, compared to $2.4 million on pre-tax income of $9.0 million for the six months ended June 30, 2020. Our effective income tax rate was 20.6% and 20.7% for the three and six month periods ended June 30, 2021. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.1%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 26.6% and 26.2% for the three and six month periods ended June 30, 2020. Our 2020 provision was based on an estimated annual effective tax rate of 26.6%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2020 varied from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of June 30, 2021, we have provided a valuation allowance of $1.8 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At June 30, 2021, our cash and cash equivalents were $21.5 million as compared to $26.8 million at December 31, 2020. We also had $0.2 million in short-term marketable securities as of both June 30, 2021 and December 31, 2020. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the United States is available for corporate use, with the exception of $3.9 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

On July 16, 2021, we closed an offering of 1,000,0000 shares of our common stock, $0.01 par value per share, at a price to the public of $54.50 per share less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other offering expenses, were approximately $51.0 million. We used a portion of the proceeds from the offering to repay our outstanding debt. We plan to use the remaining proceeds for general corporate purposes, including working capital needs and capital expenditures, dividend payments, deferred payments related to prior acquisitions, and the funding of future acquisitions. On August 4, 2021, the underwriters purchased an additional 150,000 shares pursuant to an option granted to them in connection with the offering described above.  The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were approximately $7.6 million.  We plan to use the proceeds for general corporate purposes.

On February 23, 2021, our Board of Directors authorized the repurchase of up to $15.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 22, 2022. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

In June 2020, in connection with the Artegraft acquisition, we incurred debt of $65 million including a five-year revolving line of credit of $25 million and a five-year term loan of $40 million. The loans bear interest at either the Base Rate as defined in the agreement plus an applicable margin of 1.25% to 1.75% depending on our consolidated leverage ratio, or the Eurodollar Rate plus an applicable margin of 2.25% to 2.75% depending on our consolidated leverage ratio. At June 30, 2021, all outstanding borrowings of $23.0 million were designated as Eurodollar loans and had an interest rate of 3.25%. In July 2021 we repaid this balance, plus accrued interest, in full.

The term of the revolving line of credit is five years and allows re-borrowing up to $25 million during the term, with all outstanding amounts due on June 22, 2025. The revolving line of credit is currently undrawn and available for future drawdowns.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $19.1 million for the six months ended June 30, 2021. For the year ended December 31, 2020, we had operating income of $28.8 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, repay outstanding debt, pay dividends, repurchase shares of our common stock and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities, or access our available revolving credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders, as was the case with our July 2021 equity offering. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On July 22, 2021, our Board of Directors approved a quarterly cash dividend on our common stock of $0.11 per share payable on September 9, 2021, to stockholders of record at the close of business on August 26, 2021, which will total approximately $2.4 million.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2021	2020	Net Change
Cash and cash equivalents	$21,541	$19,976	$1,565

Cash flows provided by (used in):
Operating activities	$15,971	$6,536	$9,435
Investing activities	(2,462)	(57,911)	55,449
Financing activities	(18,504)	59,634	(78,138)

Net cash provided by operating activities. Net cash provided by operating activities was $16.0 million for the six months ended June 30, 2021, consisting of $14.2 million in net income, adjustments for non-cash or non-operating items of $9.4 million (including depreciation and amortization of $5.3 million, stock-based compensation of $1.8 million, provisions for inventory write-offs and doubtful accounts of $2.3 million), and also a net use of working capital of $7.6 million. The net cash used for working capital was driven by payments of accounts payable and accrued liabilities of $4.6 million, an increase in inventory and other deferred costs of $2.0 million and an increase in accounts receivable of $1.5 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.5 million.

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

Net cash used in investing activities. Net cash used in investing activities was $2.5 million for the six months ended June 30, 2021, consisting of expenditures on equipment and technology.

Net cash used in investing activities was $57.9 million for the six months ended June 30, 2020, including acquisition-related payments of $72.6 million, primarily associated with the purchase of the Artegraft bovine carotid artery graft business and expenditures on equipment and technology of $1.2 million, offset by net sales and purchases of marketable securities of $15.8 million.

Net cash used in financing activities. Net cash used in financing activities was $18.5 million for the six months ended June 30, 2021, consisting primarily of payments made on our long-term debt of $16.0 million and dividend payments of $4.5 million. These uses of cash were partly offset by proceeds from stock option exercises of $2.0 million, net of shares repurchased to cover employee payroll taxes.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our critical accounting policies during the six months ended June 30, 2021. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of July 30, 2021, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. These requirements and the amount of time required for approval may differ from our experiences with the U.S. FDA. In some countries, we rely on our international distributors to obtain premarket approvals, complete product registrations, comply with clinical trial requirements, and complete those steps that are customarily taken in the applicable jurisdictions to comply with governmental and quasi-governmental regulation. In the future, we expect to continue to rely on distributors in this manner in those countries where we continue to market and sell our products through them. Failure to satisfy these foreign regulations would impact our ability to sell our products in these countries and could cause our business to suffer. There can be no assurance that we will be able to obtain or maintain the required regulatory approvals in these countries.

Our products are regulated in the European Union (EU) and the U.K. under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD) and the European Medical Device Regulation (2017/745)(MDR). In order to market our medical devices in the EU, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE marks under the MDD to sell most of our products after managing a reinstatement process for those CE marks since 2020. A summary table of the reinstated or abandoned CE marks is provided below.

Product	Notified Body	Regulatory Status	Expiration Date
XenoSure	TUV SUD	CE Marked	May, 2024
AlboGraft	TUV SUD	CE Marked	May, 2024
Pruitt Aortic Occlusion Catheter	TUV SUD	Expired	n/a
AnastoClip	SGS	CE Marked	May, 2024
Flexcel	SGS	CE Marked	May, 2024
Pruitt Carotid Shunts	SGS	CE Marked	May, 2024
AlboSure	SGS	Expired*	n/a
Surgical Glue	BSI	Abandoned*	n/a

*CE mark no longer being pursued under MDD and no filing will be made under MDR.

As part of the CE mark reinstatement of XenoSure, our new notified body required us to limit the indications for use to vascular-only. As a result, we lost our ability to promote the XenoSure device for cardiac and neuro procedures in Europe. We estimate that the removed indications account for roughly $1.0 million of annual sales. Additionally, the governing notified body also restricted our sourcing of raw tissue to two of our three tissue suppliers. While our existing suppliers have pledged to meet our demand for tissue supply over time, there can be no assurance that they will meet or sustain those higher levels of demand. If they cannot meet our demand for tissue supply, our ability to supply conforming XenoSure devices may be impacted and our sales may suffer. Additionally, the tissue from the two approved tissue suppliers is significantly more expensive than that sourced from the third supplier. As a result, our gross margin for XenoSure tissue sold in Europe may be impacted materially. The Company does have a path available to reinstate the third supplier, although no assurance can be given.

As a result of the previous CE mark lapses, and the subsequent re-initiation of CE marked production with new limits on suppliers, we have begun experiencing backorders related to some of these products and our revenues are being impacted. The backorders for these products approximated $0.2 million as of June 30, 2021. To partially mitigate the impact of certain of these backorders, we have sought extension to our existing temporary exemptions, or derogations, in certain European countries from the requirement to apply CE marks to XenoSure and AlboGraft while we continue to restock our warehouses with CE marked products. We have received extensions to our temporary authorizations to sell XenoSure and AlboGraft without a CE mark in four countries in Europe, in each case subject to certain conditions and for limited periods expiring as soon as October 30, 2021. Where customers are not satisfied with this authorization status, they have in some cases decided to stop using our product and/or use a competing product and may continue to do so in the future, which could impact our revenues. If we are unsuccessful rapidly building and distributing our stock of these CE marked products, our revenues could be further impacted and our business could be harmed.

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

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and now apply beginning May 26, 2021. Our products will eventually be subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us in order to obtain approval to renew the CE marks on certain of our products. Until recently, our preparation of filings under the MDR has been delayed due to our work on the other CE mark matters described above. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, especially those for which TUV SUD functions as our Notified Body, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. For example, under the new CE mark issued for XenoSure by TUV SUD, the indications for its use no longer include neuro or cardiac applications, indications for which the product was previously approved. Additionally, only XenoSure made from bovine pericardium sourced from certain of our suppliers is permitted to be sold under the new CE mark. These more stringent restrictions on our products could impact sales of our products and/or their gross margins could be adversely impacted. Additionally, significant changes to our devices may trigger a requirement to file for an MDR CE mark earlier than expected, which could result in delays. For example, in March, 2020, we learned that a chemical used in our latex formulation was obsoleted. We will soon submit our new latex formulation to our notified bodies for review and acceptance under our MDD CE marks. However, if the NB determines that the change is significant under the rules of the MDD, it will require us to file a new MDR CE mark application, which could result in significant delays to instituting the change and thus maintaining adequate inventory levels for products in which our latex balloons are used.

Failure to receive or maintain CE mark approval would prohibit us from selling these products in the EU or the U.K., and would require significant delays in obtaining individual country approvals. If we do not receive or maintain these approvals, our business could be harmed. Maintaining a CE mark is contingent upon our continued compliance with applicable European medical device requirements, including limitations on advertising and promotion of medical devices and requirements governing the handling of adverse events. As highlighted above, there can be no assurance that we will be successful in obtaining, retaining or maintaining the CE mark for any of our current products. In particular, adverse event reporting requirements in the EU and the U.K. mandate that we report incidents which led or could have led to death or serious deterioration in health. Under certain circumstances, we could be required to or could voluntarily initiate a recall or removal of our product from the market in order to address product deficiencies or malfunctions. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

Our facilities are subject to periodic inspection by numerous regulatory authorities, including governmental agencies and Notified Bodies, and we must demonstrate compliance with the applicable medical devices regulations. Our most recent inspections were as follows:

Facility	Agency	Jurisdiction	Date	Result
Saint-Etienne	Notified Body (BSI)	Europe	January 2020	Passed
Burlington	US FDA	United States	August 2020	Passed
Burlington	Notified Body (BSI)	Europe	October 2020	Passed
Saint-Etienne	Notified Body (BSI)	Europe	October 2020	Passed
Burlington	Notified Body (SGS)	Europe	October 2020	Passed
Fox River Grove	AATB	Worldwide	October 2020	Passed
Burlington	Notified Body (TUV SUD)	MDSAP	October/November 2020	Refused to Certify
Burlington	Notified Body (TUV SUD)	Europe	October/November 2020	Passed
Burlington	Notified Body (BSI)	Europe	January 2021	Passed
Burlington	Notified Body (SGS)	MDSAP	February 2021	Passed
Burlington	US FDA	United States	July 2021	Passed

As noted above, TUV SUD audited the Company as part of the Medical Device Single Audit Program (MDSAP) in November 2020. In January, TUV SUD determined not to issue an MDSAP certificate. LeMaitre promptly engaged SGS to undertake a new MDSAP audit. The on-site element of this audit ended on February 25, 2021, and SGS issued an MDSAP certificate on March 31, 2021.

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

The trading price of our common stock may be volatile due to factors unrelated to our financial results.

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors unrelated to our financial results, including:

●	technological innovations;

●	governmental regulations;

●	developments in patent or other proprietary rights;

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

●	litigation;

●	public concern regarding the safety of products developed by us or others;

●	comments by securities analysts;

●	the issuance of additional shares to obtain financing or for acquisitions;

●	general market conditions in our industry or in the economy as a whole; and

●	political instability, natural disasters, pandemics (such as the COVID-19 global pandemic), war and/or events of terrorism.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On July 23, 2021, our Board of Directors approved changes to the Company’s director compensation policy, which is attached to this report as Exhibit 10.3. Changes to equity compensation are effective immediately, and changes to cash compensation are effective January 1, 2022.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Underwriting Agreement, dated as of July 13, 2021, among LeMaitre Vascular, Inc. and Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, as representatives for the underwriters named therein.	8-K	7-16-21	001-33092

10.2†	Eighth Amended and Restated Equity Award Grant Policy	8-K	7-3-21	001-33092

10.3	Director Compensation Policy				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2021.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director