Form 10-Q
period 2021-09-30
LEMAITRE VASCULAR INC
filed 2021-11-04
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 21,838,093 shares of common stock, $.01 par value per share, outstanding as of October 27, 2021.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2021	2020
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$17,369	$26,764
Short-term marketable securities	49,710	214
Accounts receivable, net of allowances of $632 at September 30, 2021 and $623 at December 31, 2020	19,501	19,552
Inventory and other deferred costs	44,326	45,115
Prepaid expenses and other current assets	3,110	2,618
Total current assets	134,016	94,263

Property and equipment, net	16,997	15,036
Right-of-use leased assets	15,664	16,066
Goodwill	65,945	65,945
Other intangibles, net	54,230	58,905
Deferred tax assets	1,627	1,686
Other assets	994	909
Total assets	$289,473	$252,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$-	$2,500
Revolving line of credit	-	-
Accounts payable	3,137	2,394
Accrued expenses	16,460	17,525
Acquisition-related obligations	616	772
Lease liabilities - short-term	1,901	1,954
Total current liabilities	22,114	25,145

Long-term debt	-	35,532
Lease liabilities - long-term	14,589	14,791
Deferred tax liabilities	122	127
Other long-term liabilities	3,600	4,643
Total liabilities	40,425	80,238

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,384,129 shares at September 30, 2021, and 22,061,554 shares at December 31, 2020	234	221
Additional paid-in capital	179,070	114,924
Retained earnings	84,356	70,554
Accumulated other comprehensive loss	(2,636)	(1,525)
Treasury stock, at cost; 1,546,036 shares at September 30, 2021 and 1,538,572 shares at December 31, 2020	(11,976)	(11,602)
Total stockholders’ equity	249,048	172,572
Total liabilities and stockholders’ equity	$289,473	$252,810

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$38,368	$36,416	$114,921	$91,818
Cost of sales	13,502	13,712	39,495	31,602

Gross profit	24,866	22,704	75,426	60,216

Sales and marketing	6,941	5,157	20,210	17,788
General and administrative	6,004	5,901	18,748	16,425
Research and development	2,848	2,098	8,344	7,230
Gain on sale of building	-	(470)	-	(470)

Total operating expenses	15,793	12,686	47,302	40,973

Income from operations	9,073	10,018	28,124	19,243

Other income (expense):
Interest income	54	15	56	194
Interest expense	(621)	(665)	(1,693)	(732)
Foreign currency gain (loss)	(72)	10	(105)	(280)

Income before income taxes	8,434	9,378	26,382	18,425
Provision for income taxes	1,930	1,865	5,650	4,238

Net income	$6,504	$7,513	$20,732	$14,187

Earnings per share of common stock:
Basic	$0.30	$0.37	$0.99	$0.70
Diluted	$0.30	$0.37	$0.98	$0.69

Weighted-average shares outstanding:
Basic	21,592	20,254	20,920	20,201
Diluted	21,935	20,474	21,251	20,434

Cash dividends declared per common share	$0.110	$0.095	$0.330	$0.285

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income	$6,504	$7,513	$20,732	$14,187
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(335)	1,142	(1,052)	988
Unrealized gain (loss) on short-term marketable securities	(58)	8	(59)	10
Total other comprehensive income (loss)	(393)	1,150	(1,111)	998

Comprehensive income	$6,111	$8,663	$19,621	$15,185

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				5,929				5,929
Other comprehensive income (loss)					(938)			(938)
Issuance of common stock for stock options exercised	63,895	-	1,385					1,385
Vested restricted stock units	5,974	-						-
Stock-based compensation expense			927					927
Repurchase of common stock for net settlement of equity awards						2,241	(88)	(88)
Common stock dividend paid				(2,262)				(2,262)

Balance at March 31, 2021	22,131,423	221	117,236	74,221	(2,463)	1,540,813	(11,690)	177,525

Net income				8,299				8,299
Other comprehensive income					220			220
Issuance of common stock for stock options exercised	70,355	1	1,186					1,187
Stock-based compensation expense			869					869
Common stock dividend paid				(2,267)				(2,267)

Balance at June 30, 2021	22,201,778	$222	$119,291	$80,253	$(2,243)	1,540,813	$(11,690)	$185,833

Net income				6,504				6,504
Other comprehensive income (loss)					(393)			(393)
Issuance of common stock	1,150,000	12	58,683					58,695
Issuance of common stock for stock options exercised	17,410	-	299					299
Vested restricted stock units	14,941	-	-					-
Stock-based compensation expense			797					797
Repurchase of common stock for net settlement of equity awards						5,223	(286)	(286)
Common stock dividend paid				(2,401)				(2,401)

Balance at September 30, 2021	23,384,129	234	179,070	84,356	(2,636)	1,546,036	(11,976)	249,048

See accompanying notes to consolidated financial statements.

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	$217	$105,934	$57,029	$(4,007)	1,522,035	$(11,032)	$148,141

Net income				3,174				3,174
Other comprehensive income (loss)					(1,518)			(1,518)
Issuance of common stock for stock options exercised	19,141	-	233					233
Vested restricted stock units	4,074	-	-					-
Stock-based compensation expense			779					779
Repurchase of common stock for net settlement of equity awards						1,601	(57)	(57)
Common stock dividend accrued				(1,917)				(1,917)

Balance at March 31, 2020	21,702,142	217	106,946	58,286	(5,525)	1,523,636	(11,089)	148,835

Net income				3,500				3,500
Other comprehensive income					1,366			1,366
Issuance of common stock for stock options exercised	3,000	-	42					42
Vested restricted stock units	192	-	-					-
Stock-based compensation expense			803					803
Common stock dividend paid				(1,917)				(1,917)

Balance at June 30, 2020	21,705,334	217	107,791	59,869	(4,159)	1,523,636	(11,089)	152,629

Net income				7,513				7,513
Other comprehensive income					1,150			1,150
Issuance of common stock for stock options exercised	92,014	1	1,162					1,163
Vested restricted stock units	22,576	-	-					-
Stock-based compensation expense			687					687
Repurchase of common stock for net settlement of equity awards						7,530	(234)	(234)
Common stock dividend paid				(1,925)				(1,925)

Balance at September 30, 2020	21,819,924	$218	$109,640	$65,457	$(3,009)	1,531,166	$(11,323)	$160,983

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2021	2020
	(in thousands)
Operating activities
Net income	$20,732	$14,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,186	5,861
Stock-based compensation	2,593	2,269
Fair value adjustment to contingent consideration obligations	(454)	132
Provision for doubtful accounts	136	257
Provision for inventory write-downs	3,016	1,032
Gain on sale of building	-	(470)
Foreign currency transaction loss	322	49
Changes in operating assets and liabilities:
Accounts receivable	(425)	(1,326)
Inventory and other deferred costs	(2,752)	(3,228)
Prepaid expenses and other assets	(741)	35
Accounts payable and other liabilities	(567)	1,850
Net cash provided by operating activities	30,046	20,648

Investing activities
Purchases of property and equipment and other assets	(4,276)	(1,767)
Proceeds from sale of building	-	2,023
Payments related to acquisitions	-	(72,627)
Purchases of short-term marketable securities	(49,554)	(2,193)
Proceeds from sales of marketable securities	-	18,000
Net cash used in investing activities	(53,830)	(56,564)

Financing activities
Payments of deferred acquisition consideration	(401)	(976)
Proceeds from revolving line of credit	-	25,000
Proceeds from issuance of long-term debt	-	40,000
Payments of revolving line of credit	-	(4,000)
Payments of long-term debt	(39,000)	(500)
Payment of deferred debt issuance costs	-	(1,751)
Proceeds from issuance of common stock	61,566	1,437
Purchase of treasury stock for net settlement of equity awards	(374)	(291)
Common stock cash dividend paid	(6,930)	(5,759)
Net cash provided by (used in) financing activities	14,861	53,160

Effect of exchange rate changes on cash and cash equivalents	(472)	249
Net increase in cash and cash equivalents	(9,395)	17,493
Cash and cash equivalents at beginning of period	26,764	11,786
Cash and cash equivalents at end of period	$17,369	$29,279
Supplemental disclosures of cash flow information (see Note 13)

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

1. Organization and Basis for Presentation

     Description of Business

Unless the context requires otherwise, references to LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular grafts and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Saint-Etienne, France; Hereford, England; Kensington, Australia; Tokyo, Japan; Shanghai, China; and Singapore.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 12, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes to unaudited consolidated financial statements. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general.  The magnitude and duration of any impact on our revenues and operations from COVID-19 is uncertain and cannot be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of November 4, 2021, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2021	2020	2021	2020
	($ in thousands)		($ in thousands)

Americas	$25,299	$24,184	$76,327	$57,462
Europe, Middle East and Africa	10,535	10,039	31,200	28,339
Asia Pacific	2,534	2,193	7,394	6,017
Total	$38,368	$36,416	$114,921	$91,818

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2021 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2020 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2021, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $787,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2028. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2021
(in thousands)
Unrecognized tax benefits as of December 31, 2020	$820
Additions for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(33)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of September 30, 2021	$787

As of September 30, 2021, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2017 and forward
Foreign	2014 and forward

Cash paid for income taxes was $7.5 million and $3.7 million for the nine month periods ended September 30, 2021 and September 30, 2020, respectively.

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$4,688	$5,044
Work-in-process	10,589	6,004
Finished products	23,521	28,117
Other deferred costs	5,528	5,950

Total inventory and other deferred costs	$44,326	$45,115

We had inventory on consignment at customer sites of $2.0 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively.

Other deferred costs relate to our RestoreFlow allograft offering and include costs incurred for the preservation of human tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By United States federal law, human tissues cannot be bought or sold. Therefore, the vascular and cardiac tissues we preserve are not held as inventory, and the costs we incur to procure and process them are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

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

    Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the bovine carotid artery graft business from Artegraft, Inc., which, subsequent to the closing, changed its name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of the assets related to its business of manufacturing, marketing, sale and distribution of bovine carotid artery grafts (the Products), other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount is to be held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc., after which it will be released to Artegraft, Inc. by mutual consent of the parties.

Three earn-out payments of $5,833,333 each are potentially due to Artegraft, Inc. under the Artegraft APA depending on the achievement of specified revenue targets, as follows:

●	$5.8 million upon final determination that 20,000 units of the Product have been sold to third parties from January 1, 2021 to December 31, 2021;

●	$5.8 million upon final determination that 24,000 units of the Product have been sold to third parties from January 1, 2022 to December 31, 2022; and

●	$5.8 million upon final determination that 28,800 units of the Product have been sold to third parties from January 1, 2023 to December 31, 2023.

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

     CardioCel and VascuCel Biologic Patches

On October 11, 2019 (the Closing Date), we entered into an asset purchase agreement (Admedus APA) to acquire the biologic patch business assets and a related technology license from Admedus Ltd (now known as Anteris Technologies Ltd) and various of its subsidiaries (collectively, Admedus). The biologic patch business consists of the CardioCel and VascuCel product lines, which are manufactured in a manner intended to reduce the risk of calcification. The products are sold worldwide. On the same date, the parties entered into a Transition Services Agreement (TSA) under which Admedus will manufacture and supply LeMaitre with inventory for a period of up to three years, unless extended in writing by both parties. In August 2021, the term of this arrangement was extended through July 11, 2023.

Under the Admedus APA we agreed to pay Admedus a total of up to $15.3 million for the purchase of substantially all of its biologic patch business assets, other than specifically identified excluded assets, plus $8.0 million for the technology license. The acquired assets (in combination with the license) included inventory, intellectual property, permits and approvals, data and records, and customer and supplier information, as well as a small amount of machinery and equipment. At closing, $14.2 million of the purchase price was paid to Admedus. Shortly thereafter another $0.3 million was paid in connection with delivery of audited financial statements of the acquired business to LeMaitre. Additional payments of $0.7 million are due within 15 days of the first and third anniversaries of the closing date; the first payment was made in October 2020. Additional contingent consideration was or may be payable as follows:

●

$2.5 million if revenues in the first 12-month period following the Closing Date exceed $20 million, or, $1.2 million if revenues in the first 12-month period following the Closing Date exceed $15 million (this milestone was not met and accordingly no payment was made);

●

$2.5 million if revenues in the second 12-month period following the Closing Date exceed $30 million, or, $1.2 million if revenues in the second 12-month period following the Closing Date exceed $22.5 million (this milestone was not met and accordingly no payment was made);

●

$0.5 million if, by the first anniversary of the Closing Date, Admedus extends the shelf life of the products from 36 months to at least 60 months (this milestone was not met and accordingly no payment was made); and

●	$2.0 million within 15 days following LeMaitre’s receipt of a CE mark under MDR regulations on all acquired products (the Third Holdback Amount).

This contingent consideration of $7.5 million was initially valued in total at $2.0 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations.

During the quarter ended September 30, 2021, the Company entered into an amendment to the Admedus APA. Under the amendment, the Third Holdback Amount, less a deduction for certain expenses incurred by LeMaitre in order to achieve CE mark certification, will be paid as follows: 75% within 15 days following LeMaitre’s receipt of a CE mark under MDR regulations for CardioCel products, and 25% within 15 days following LeMaitre’s receipt of a CE mark under MDR regulations for VascuCel products. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the Third Holdback Amount in connection with this amendment.

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

     Tru-Incise Valve Cutter

On July 12, 2019 (the Closing Date), we entered into an agreement with UreSil, LLC to purchase the remaining assets of their Tru-Incise valve cutter business (since rebranded as Eze-Sit), including distribution rights in the United States. We also entered into a TSA under which UreSil, LLC continued to manufacture the acquired products for us for a specified time, until we transitioned the full manufacturing process to our Burlington, Massachusetts facilities. This manufacturing transfer is now complete.

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, and customer and supplier information, was $8.0 million. Of this amount, $6.8 million was paid on the Closing Date, with three follow-on payments of $0.4 million each due on the first, second and third anniversaries of the Closing Date.  The deferred amounts totaling $1.2 million were recorded at an acquisition-date fair value of $1.1 million using a discount rate of 4.19% to reflect the time value of money between the acquisition date and the payment due dates. There are no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims. The first payment was made without adjustment in July 2020. The second payment was made without adjustment in July 2021.

The following table summarizes the purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$276
Equipment and supplies	70
Intangible assets	4,844
Goodwill	2,748

Purchase price	$7,938

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (years)
	(in thousands)
Customer relationships	$3,945	13.0
Intellectual property	563	7.0
Non-compete agreement	233	5.0
Tradenames	103	7.0

Total intangible assets	$4,844

The weighted-average amortization period of the acquired intangible assets was 11.8 years.

5. Goodwill and Other Intangible Assets

 There was no change to goodwill during the nine months ended September 30, 2021. Other intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,951	$10,167	$19,784	$29,951	$7,947	$22,004
Trademarks, tradenames and licenses	4,000	1,398	2,602	4,000	1,094	2,906
Customer relationships	38,525	7,352	31,173	38,525	5,424	33,101
Other intangible assets	1,767	1,096	671	1,767	873	894

Total identifiable intangible assets	$74,243	$20,013	$54,230	$74,243	$15,338	$58,905

These intangible assets are being amortized over their useful lives ranging from two to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2021 is 12.1 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Amortization expense	$1,547	$1,681	$4,675	$3,409

We estimate that amortization expense for the remainder of 2021 and for each of the five succeeding fiscal years will be as follows:

		Year ended December 31,
	2021	2022	2023	2024	2025	2026
	(in thousands)

Amortization expense	$1,505	$5,975	$5,902	$5,706	$5,467	$5,001

6. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of the Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn at inception, as well as a $40 million five-year term loan. During the year ended December 31, 2020, we made scheduled principal payments on the term loan of $1.0 million and repaid the revolving line of credit in full. During the nine months ended September 30, 2021, we made scheduled principal payments on the term loan of $1.0 million, and repaid the loan in full. Cash paid for interest during the nine months ended September 30, 2021 was $0.9 million.

Under the terms of the agreement, the loans bear interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate is defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association.

We incurred debt issuance costs in connection with this credit arrangement of approximately $1.8 million. These costs were allocated between the revolving line of credit and the term loans, with the portion related to the revolving line of credit of $0.7 million recorded in other assets on our balance sheet, and the portion allocated to the term loan recorded as a deduction from the amount of the debt. All of these transaction costs are or were being amortized into interest expense on a straight-line basis as the result would not be materially different from using the interest method, over the five-year term of the arrangement. This resulted in an effective interest rate of approximately 4.2%. During the three months ended September 30, 2021, in connection with prepaying the term loan in full, we expensed the remaining unamortized transaction costs allocated to the term loan of $0.6 million. The issuance costs allocated to the revolver of $0.5 million as of September 30, 2021 will continue to be amortized on a straight-line basis as the line of credit is still available to us.

The term of the revolving line of credit is five years, with all outstanding amounts due on June 22, 2025. As of September 30, 2021, we had no borrowings outstanding under our revolving line of credit.

Because the revolving line of credit is still available to us, we must comply with various financial and non-financial covenants, which are set forth in the Credit Agreement governing the credit facility. The primary financial covenant consists of a maximum consolidated leverage ratio. The lenders are entitled to accelerate repayment of the loans and terminate the revolving credit commitment upon the occurrence of any of various events of default as described in the Credit Agreement. We were in compliance with the covenants as of September 30, 2021. Borrowings under the secured credit facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our subsidiaries’ other property and assets, in each case subject to various exceptions.

We are required to make mandatory prepayments of any revolving credit loans in various amounts if we have Excess Cash Flow (as defined in the Credit Agreement, and commencing in respect of our fiscal year ending December 31, 2021), if we make certain sales of assets outside the ordinary course of business above certain thresholds or if we suffer certain property loss events above certain thresholds.

7. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, our European operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021 we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In June 2021 we entered into a six-year lease in Milan, Italy which houses a customer service and warehouse facility. This lease contains a six-year renewal option. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Italy, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at September 30, 2021.

We also lease automobiles under operating leases in the United States as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time. During the quarter ended June 30, 2021 we entered into a five-year lease for printing equipment.

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

Our most significant judgment involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard, and for leases entered into subsequently, was the selection of a discount rate; because we had no debt as of the adoption of this standard, we had no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support. In connection with the assumption of the Artegraft North Brunswick, New Jersey lease, we used LeMaitre’s borrowing rate of 3.5% as of the acquisition date associated with debt incurred to finance the acquisition to value the lease.

Additional information with respect to our leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$588	$457	$1,682	$1,413
Short-term lease cost	123	67	313	123
Total lease cost	$711	$524	$1,995	$1,536

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$725	$590	$2,106	$1,761

Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$96	$1,277	$2,577

Weighted average remaining lease term - operating leases (in years)			8.4	8.2

Weighted average discount rate - operating leases			4.86%	5.17%

At September 30, 2021, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2021	$724
Year ending December 31,
2022	2,670
2023	2,332
2024	2,104
2025	2,153
2026	2,155
Thereafter	8,198
Adjustment to net present value as of September 30, 2021	(3,846)

Minimum noncancelable lease liability	$16,490

8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Compensation and related taxes	$9,515	$8,675
Income and other taxes	1,429	2,394
Professional fees	153	39
Other	5,363	6,417

Total	$16,460	$17,525

Other long-term liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Aquisition-related liabilities	$2,708	$3,700
Income taxes	756	813
Other	136	130

Total	$3,600	$4,643

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

Most of our revenues are generated in the United States, Germany, the United Kingdom and other European countries as well as in Canada, Japan and Australia. Substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
United States	$23,313	$22,633	$70,453	$53,168
Germany	3,369	3,384	9,586	9,377
Other countries	11,686	10,399	34,882	29,273

Net Sales	$38,368	$36,416	$114,921	$91,818

10. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, unrestricted stock awards and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Stock option awards	$504	$455	$1,660	$1,450
Restricted stock units	293	232	933	819

Total share-based compensation	$797	$687	$2,593	$2,269

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of sales	$91	$68	$291	$237
Sales and marketing	124	103	412	397
General and administrative	499	451	1,617	1,400
Research and development	83	65	273	235

Total stock-based compensation	$797	$687	$2,593	$2,269

We did not grant any options during the nine-month period ended September 30, 2021. During the nine-month period ended September 30, 2020, we granted options for the purchase of 20,000 shares of our common stock. During the nine months ended September 30, 2021 and 2020, we awarded restricted stock units of 1,157 and 2,292, respectively. We issued approximately 173,000 and 141,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the nine months ended September 30, 2021 and 2020, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$6,504	$7,513	$20,732	$14,187

Weighted average shares outstanding	21,592	20,254	20,920	20,201

Basic earnings per share	$0.30	$0.37	$0.99	$0.70

Diluted:
Net income available for common stockholders	$6,504	$7,513	$20,732	$14,187

Weighted-average shares outstanding	21,592	20,254	20,920	20,201
Common stock equivalents, if dilutive	343	220	331	233

Shares used in computing diluted earnings per common share	21,935	20,474	21,251	20,434

Diluted earnings per share	$0.30	$0.37	$0.98	$0.69

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	-	496	1	610

12. Stockholders’ Equity

     Equity Offering

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

     Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On October 26, 2021, our Board of Directors approved a quarterly cash dividend on our common stock of $0.11 per share payable on December 2, 2021, to stockholders of record at the close of business on November 19, 2021, which will total approximately $2.4 million.

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2021 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2021.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the Artegraft biologic graft business. The agreement requires us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount will be remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations.

During 2019, we recorded contingent liabilities associated with our acquisition of the Admedus biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the contingent payment of $2.0 million potentially due upon LeMaitre Vascular’s success in obtaining CE marks under MDR regulations on the acquired products may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment.

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs, including management’s forecast of future revenues and/or unit sales for the acquired businesses, and management’s estimates of the likelihood of obtaining CE marks on the acquired CardioCel and VascuCel products and costs to be incurred by us that would reduce the associated liability.

	Nine months ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$2,240	$1,765
Additions	-	406
Payments	-	-
Change in fair value included in earnings	(508)	39

Ending balance	$1,732	$2,210

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the nine months ended September 30, 2021 and 2020 consisted primarily of foreign currency translation:

	Nine months ended
	September 30,
	2021	2020
	(in thousands)
Beginning balance	$(1,525)	$(4,007)

Other comprehensive income (loss) before reclassifications	(1,111)	998
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(2,636)	$(3,009)

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

LeMaitre, AlboGraft, AlboSure, AnastoClip, Artegraft, CardioCel, Omniflow, RestoreFlow, TRIVEX, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser extent, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold throughout the world, primarily in the United States, Europe, the United Kingdom, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $750 million. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring and, to a lesser extent, developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In some geographies, we have seen restrictions eased, however, the prevalence of COVID-19 variants has resulted in the re-imposition of restrictions in some areas. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales normalized, we began rehiring personnel in many departments, including our sales force, and we expect to continue adding personnel in the second half of 2021. We ended our temporary base salary cuts on August 31, 2020.

Our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular grafts, and valvulotomes. Through our RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular and cardiac tissue.

Our principal biologic offerings include vascular and cardiac patches, vascular, and cardiac and dialysis grafts. In Q3 2021, biologics represented 49% of worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

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

Our business opportunities include the following:

•	adding complementary products through acquisitions;

•	growing our direct sales force in North America, Europe, the United Kingdom, and Asia Pacific;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations in these territories;

•	consolidating and automating product manufacturing at our Burlington, Massachusetts facilities, and

•	updating existing products and introducing new products through research and development.

Our ability to execute on these opportunities on a timely basis, or at all, may be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of September 30, 2021, our sales force was comprised of 92 sales representatives in North America, Europe, the United Kingdom and Asia Pacific, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with additional sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, with additional sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. In Q3 2021, approximately 94% of our net sales were generated in countries or regions in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments, for example the markets for valvulotomes and carotid shunts. In the valvulotome market, our highly differentiated devices have historically allowed us to increase our selling prices while maintaining unit share. In contrast, we have experienced less success in highly competitive markets such as the polyester vascular graft market, where we face competition from larger companies with greater resources. While we believe these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will succeed in highly competitive markets.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies as well as the occasional discontinuance or divestiture of products that are no longer complementary:

•	In July 2019, we entered into an agreement with UreSil, LLC to purchase the remaining assets of their valve cutter business, including distribution rights in the United States, for $8.0 million.

•

In October 2019, we entered into an agreement with Admedus to purchase the assets of their biologic patch business for $15.5 million plus additional payments of up to $7.8 million, depending upon the satisfaction of certain contingencies.

•

In June 2020, we entered into an agreement with Artegraft, Inc., to purchase the assets of their biologic graft business for $72.5 million plus additional payments of up to $17.5 million, depending upon 2021 – 2023 unit sales.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

During 2020, we entered into definitive agreements with, or participated with Admedus in concluding agreements with, several former Admedus distributors in the United Kingdom, Europe and Canada, in order to terminate their distribution of our biologic patches, and we began selling direct-to-hospital in those geographies. The termination fees totaled approximately $0.1 million.

•

During 2020, we participated with Artegraft in concluding agreements with several of their former U.S. distributors in order to terminate their distribution of biologic grafts. We now sell Artegraft products direct-to-hospital throughout the United States.

We also rely, to a lesser extent, on internal product development efforts to bring differentiated technology and next-generation products to market:

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

In addition to our sales growth strategies, we have also executed on several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In September 2018, we acquired the Syntel embolectomy catheter business assets from Applied Medical. We immediately initiated a project to transfer the production to our Burlington facilities. This transfer is now complete.

•

In late 2018 and into 2019, we expanded our Burlington biologic clean room in order to transfer the production of our Omniflow II vascular graft from our North Melbourne, Australia facility to Burlington. This transfer is substantially complete, and the North Melbourne facility has been sold.

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

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2021 approximately 39% of our sales took place outside the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the nine months ended September 30, 2021, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.4 million, as compared to rates in effect for the nine months ended September 30, 2020.

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

Research and development. Research and development expense includes primarily costs associated with obtaining and maintaining regulatory approval of our products, principally salaries, laboratory testing and supply costs. It also includes costs associated with the design and execution of clinical studies, costs to register, maintain, and defend our intellectual property, and costs to transfer the manufacturing of acquired product lines to our Burlington facility. Also included are costs associated with the design, development, testing and enhancement of new or existing products.

Other income (expense). Other income (expense) primarily includes interest income and expense, foreign currency gains (losses), and other miscellaneous gains (losses).

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned foreign subsidiaries. Our consolidated tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiaries, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for United States tax reporting purposes.

     Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In some geographies, we have seen restrictions eased, however, the prevalence of COVID-19 variants has resulted in the re-imposition of restrictions in some areas. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales. In particular, in Q3 2021, the delta variant of COVID-19 depressed demand for our products in some geographies. In response to the COVID-19 pandemic, we have modified our manufacturing operations in order to adhere to social distancing requirements. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales normalized, we began rehiring personnel in many departments, including our sales force, and we expect to add personnel in the second half of 2021. We ended our temporary base salary cuts on August 31, 2020.

For reasons described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three- and nine-month periods ended September 30, 2021 to the three- and nine-month month periods ended September 30, 2020:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2021	2020	change	2021	2020	change
	($ in thousands)			($ in thousands)
Net sales	$38,368	$36,416	5%	$114,921	$91,818	25%

Net sales by geography:
Americas	$25,299	$24,184	5%	$76,327	$57,462	33%
Europe, Middle East and Africa	10,535	10,039	5%	31,200	28,339	10%
Asia Pacific	2,534	2,193	16%	7,394	6,017	23%
Total	$38,368	$36,416	5%	$114,921	$91,818	25%

As a general matter, the COVID-19 pandemic negatively impacted sales in the 2020 periods more acutely than in the 2021 periods in all geographies, though it still negatively impacted sales in Q3 2021 as compared to Q2 2021.

Net sales. Net sales increased $2.0 million, or 5%, to $38.4 million for the three months ended September 30, 2021, compared to $36.4 million for the three months ended September 30, 2020. The increase was driven primarily by Artegraft bovine grafts, with increased sales of $0.7 million, as well as higher allograft service revenues of $0.6 million. We also had higher valvulotome sales and bovine carotid patch sales of $0.3 million each. We estimate that the weaker U.S. dollar increased net sales by $0.2 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Net sales increased $23.1 million, or 25%, to $114.9 million for the nine months ended September 30, 2021, compared to $91.8 million for the nine months ended September 30, 2020. The increase was driven largely by Artegraft bovine grafts, with increased sales of $13.0 million. We also had higher valvulotome sales of $3.2 million, higher carotid shunt and bovine carotid patch sales of $1.6 million each, and higher allografts service revenues of $1.5 million. We estimate that the weaker U.S. dollar increased sales by $2.4 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Direct-to-hospital net sales were 94% of our total net sales for the nine months ended September 30, 2021, and 95% for the nine-month period ended September 30, 2020.

Net sales by geography. Net sales in the Americas increased $1.1 million, or 5%, for the three months ended September 30, 2021 as compared to September 30, 2020. The increase was driven mainly by Artegraft bovine grafts, with increased sales of $0.7 million, as well as higher allograft service revenue of $0.6 million. Offsetting these increases were lower bovine cardiac patch revenues of $0.3 million.

Net sales in the Americas increased $18.9 million, or 33%, for the nine months ended September 30, 2021 as compared to September 30, 2020. The increase was driven mainly by Artegraft bovine grafts, with increased sales of $13.0 million. We also had higher valvulotome sales of $1.9 million, higher allografts service revenues of $1.5 million, higher bovine carotid patch sales of $1.3 million and higher carotid shunt sales of $1.0 million. Offsetting these increases were lower bovine cardiac patch revenues of $0.3 million. Revenues from all other products increase $0.5 million on a net basis.

EMEA net sales increased $0.5 million, or 5%, for the three months ended September 30, 2021 as compared to September 30, 2020. Higher sales of valvulotomes led the growth, with increased sales of $0.4 million. Bovine cardiac patch sales increased by $0.2 million.

EMEA net sales increased $2.9 million, or 10%, for the nine months ended September 30, 2021 as compared to September 30, 2020. The increase was driven by higher valvulotome sales of $1.2 million, as well as higher carotid shunt, embolectomy catheter and bovine cardiac patch sales, all with increases of $0.5 million. Ovine graft sales were higher by $0.4 million. These increases were offset in part by a decrease in sales of bovine carotid patches of $0.5 million.

In May 2021, our CE mark certifications were reinstated for five products. However, we also simultaneously received a change in CE mark requirements for certain bovine carotid patches and polyester grafts. For bovine carotid patches, only bovine pericardium sourced from certain of our suppliers are permitted to be sold under the new CE mark, which is causing our production costs to increase, and our gross margin to decrease. The company is pursuing a path to reinstate an additional lower-cost supplier, although no assurance can be given.

Asia Pacific net sales increased $0.3 million, or 16%, for the three months ended September 30, 2021 as compared to September 30, 2020, with bovine carotid patch sales increasing $0.3 million. Embolectomy catheter and ePTFE graft sales each increased by $0.1 million. These and other product sales increases were in part offset by lower sales of TRIVEX powered phlebectomy systems of $0.1 million.

Asia Pacific net sales increased $1.4 million, or 23%, for the nine months ended September 30, 2021 as compared to September 30, 2020, with bovine carotid patch sales increasing $0.8 million, and embolectomy catheter sales and ePTFE graft sales each increasing $0.1 million. These and other product sales increases were partially offset by lower sales of TRIVEX powered phlebectomy systems of $0.2 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2021	2020	Change	change	2021	2020	Change	change
	($ in thousands)				($ in thousands)
Gross profit	$24,866	$22,704	$2,162	10%	$75,426	$60,216	$15,210	25%

Gross margin	64.8%	62.3%	2.5%	*	65.6%	65.6%	0.0%	*

*Not applicable

Gross Profit. Gross profit increased $2.1 million, or 10%, to $24.9 million for the three months ended September 30, 2021, and gross margin increased 250 basis points to 64.8% in the period. The increase in gross profit and the gross margin were driven primarily by the impact in the prior period of purchase accounting from the Artegraft bovine graft acquisition that is no longer applicable in the current period. Higher Artegraft and valvulotome sales in the current period also contributed to the gross margin increase, as these products carry comparatively higher gross margins. These favorable impacts were partly offset by manufacturing inefficiencies and higher excess and obsolescence expense in the current period.

Gross profit increased $15.2 million, or 25%, to $75.4 million for the nine months ended September 30, 2021, with gross margin unchanged for the two comparative periods. The increase in gross profit was driven partly by the impact in the prior period of purchase accounting from the Artegraft bovine graft acquisition. This favorable impact was partly offset by manufacturing inefficiencies and higher excess and obsolescence expense in the current period.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2021	2020	$ Change	change	2021	2020	$ Change	change

Sales and marketing	$6,941	$5,157	$1,784	35%	$20,210	$17,788	$2,422	14%
General and administrative	6,004	5,901	103	2%	18,748	16,425	2,323	14%
Research and development	2,848	2,098	750	36%	8,344	7,230	1,114	15%
Gain on sale of building	-	(470)	470	*	-	(470)	470	*
Total	$15,793	$12,686	$3,107	24%	$47,302	$40,973	$6,329	15%

	Three months ended September 30,			Nine months ended September 30,
	2021	2020		2021	2020
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	18%	14%	4%	18%	19%	(1%	)
General and administrative	16%	16%	(0% )	16%	18%	(2%	)
Research and development	7%	6%	1%	7%	8%	(1%	)
Gain on sale of building	0%	(1% )	1%	0%	(1% )	1%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2021, sales and marketing expense increased 35% to $6.9 million. The increase was driven primarily by higher salaries and related expenses of $1.5 million, including higher commissions of approximately $0.4 million and higher recruiting costs of $0.3 million. Travel and related expenses were also higher by $0.2 million. Expense reduction programs implemented during the second quarter of 2020 in response to the COVID-19 global pandemic, including a reduction in force, lowered expenses for the three months ended September 30, 2020. Since the pandemic has abated, we have begun rehiring in most positions, including our sales force. As a percentage of net sales, sales and marketing expense increased to 18% for the three months ended September 30, 2021 from 14% in the prior period.

For the nine months ended September 30, 2021, sales and marketing expense increased 14% to $20.2 million.  The increase was driven by higher salaries and related expenses of $2.5 million, including higher commissions due to increased sales, as well as higher recruiting costs. These increases were offset in part by lower travel and related expenses, including our annual sales meeting held each January, which took place virtually in 2021. As a percentage of net sales, sales and marketing expense decreased to 18% for the nine months ended September 30, 2021 from 19% in the prior period.

General and administrative. For the three months ended September 30, 2021, general and administrative expenses increased 2% to $6.0 million. Compensation and related expenses were higher by $0.6 million, as salaries were reinstated in September 2020 and personnel were rehired following the April 2020 reduction in force. Offsetting this increase was a gain recognized in the current period from an amendment of a contingent purchase obligation associated with our 2019 Admedus biologic patch acquisition. As a percentage of sales, general and administrative expense was unchanged at 16% for three month periods ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, general and administrative expenses increased 14% to $18.7 million. The increase was primarily due to higher compensation and related expenses, as salaries were reinstated in September 2020 and personnel were rehired following the April 2020 reduction in force. We also had higher insurance costs, banking fees and professional fees. As a percentage of sales, general and administrative expense decreased to 16% for the nine months ended September 30, 2021, from 18% in the prior period.

Research and development. For the three months ended September 30, 2021, research and development expense increased $0.8 million, or 36%, to $2.8 million.  Product development and process engineering expenses together increased $0.4 million or 57%, in large part due to projects related to the manufacturing transfer of acquired products to our Burlington facilities. Clinical and regulatory expenses increased $0.3 million, or 23%, driven by higher compensation and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe. As a percentage of sales, total research and development expense increased to 7% for the three months ended September 30, 2021, from 6% in the prior period. Product development expenses was unchanged at 1% of sales for the three month periods ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, research and development expense increased $1.1 million, or 15%, to $8.3 million.  Product development and process engineering expenses decreased $0.3 million, or 8%, in large part due to the completion of certain manufacturing transfer projects. Clinical and regulatory expenses increased $1.4 million, or 38%, driven by higher compensation expenses as well as consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe. As a percentage of sales, total research and development expense decreased to 7% for the nine months ended September 30, 2021, from 8% in the prior period. Product development expenses decreased to 1% of sales for the nine months ended September 30, 2021, from 2% in the prior period.

Gain on sale of building. During the first quarter of 2020, in connection with our planned manufacturing transfer of our Omniflow II ovine biologic graft to Burlington, management committed to a plan to sell our land and building located in North Melbourne, Australia. The sale was completed in September 2020. We recognized a gain on the sale during the three months ending September 30, 2020, net of applicable sales taxes and administrative costs, of $0.5 million.

Income tax expense. We recorded a tax provision of $1.9 million on pre-tax income of $8.4 million for the three months ended September 30, 2021, compared to a $1.9 million tax provision on pre-tax income of $9.4 million for the three months ended September 30, 2020. We recorded a tax provision of $5.6 million on pre-tax income of $26.4 million for the nine months ended September 30, 2021, compared to $4.2 million on pre-tax income of $18.4 million for the nine months ended September 30, 2020.

Our effective income tax rate was 22.6% and 21.3% for the three- and nine-month periods ended September 30, 2021. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.3%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 19.9% and 23.0% for the three- and nine-month periods ended September 30, 2020. Our 2020 provision was based on an estimated annual effective tax rate of 25.0%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2020 varied from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of September 30, 2021, we have provided a valuation allowance of $1.8 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At September 30, 2021, our cash and cash equivalents were $17.4 million as compared to $26.8 million at December 31, 2020. We also had $49.7 million in short-term marketable securities as of September 30, 2021 and $0.2 million as of December 31, 2020. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the United States is available for corporate use, with the exception of $3.4 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

In June 2020, in connection with the Artegraft acquisition, we incurred debt of $65 million including a five-year revolving line of credit of $25 million and a five-year term loan of $40 million. The loans bear interest at either the Base Rate as defined in the agreement plus an applicable margin of 1.25% to 1.75% depending on our consolidated leverage ratio, or the Eurodollar Rate plus an applicable margin of 2.25% to 2.75% depending on our consolidated leverage ratio. In July 2021 we repaid the balance under the term loan, plus accrued interest, in full.

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

We recognized operating income of $28.1 million for the nine months ended September 30, 2021. For the year ended December 31, 2020, we had operating income of $28.8 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On October 26, 2021, our Board of Directors approved a quarterly cash dividend on our common stock of $0.11 per share payable on December 2, 2021, to stockholders of record at the close of business on November 19, 2021, which will total approximately $2.4 million.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2021	2020	Net Change
Cash and cash equivalents	$17,369	$29,279	$(11,910)

Cash flows provided by (used in):
Operating activities	$30,046	$20,648	$9,398
Investing activities	(53,830)	(56,564)	2,734
Financing activities	14,861	53,160	(38,299)

Net cash provided by operating activities. Net cash provided by operating activities was $30.0 million for the nine months ended September 30, 2021, consisting of $20.7 million in net income, adjustments for non-cash or non-operating items of $13.8 million (including primarily depreciation and amortization of $8.2 million, stock-based compensation of $2.6 million, provisions for inventory write-offs and doubtful accounts of $3.2 million), and also a net use of working capital of $4.5 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $2.8 million, an increase in prepaid expenses and other assets of $0.7 million, payments of accounts payable and accrued liabilities of $0.6 million, and an increase in accounts receivable of $0.4 million.

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

Net cash used in investing activities. Net cash used in investing activities was $53.8 million for the nine months ended September 30, 2021, consisting of purchases of marketable securities of $49.6 million and expenditures on equipment and technology of $4.3 million.

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

Net cash provided by financing activities. Net cash provided by financing activities was $14.9 million for the nine months ended September 30, 2021. Sources of cash included primarily net proceeds from an equity offering of $58.7 million and proceeds from stock option exercises of $2.5 million, net of shares repurchased to cover employee payroll taxes. These sources of cash were offset by payments made on our long-term debt of $39.0 million, dividend payments of $6.9 million and deferred payments for acquisitions of $0.4 million.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2021. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of October 29, 2021, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

If we do not comply with international regulatory requirements to market our products outside the United States our business will be harmed.

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

Our products are regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD) and the European Medical Device Regulation (2017/745)(MDR). In order to market our medical devices in the EU, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We have received CE marks under the MDD to sell most of our products after managing a reinstatement process for those CE marks since 2020. A summary table of the reinstated or abandoned CE marks is provided below.

Product	Notified Body	Regulatory Status	Expiration Date
XenoSure	TUV SUD	CE Marked	May, 2024
AlboGraft	TUV SUD	CE Marked	May, 2024
Pruitt Aortic Occlusion Catheter	TUV SUD	Expired	n/a
AnastoClip	SGS	CE Marked	May, 2024
Flexcel	SGS	CE Marked	May, 2024
Pruitt Carotid Shunts	SGS	CE Marked	May, 2024
LifeSpan	SGS	CE Marked	May, 2024
AlboSure	SGS	Expired*	n/a
Surgical Glue	BSI	Abandoned*	n/a

*CE mark no longer being pursued under MDD and no filing will be made under MDR.

As part of the CE mark reinstatement of XenoSure, our new Notified Body required us to limit the indications for use to vascular-only. As a result, we lost our ability to promote the XenoSure device for cardiac and neuro procedures in Europe. We estimate that the removed indications account for roughly $1.0 million of annual sales. Additionally, the governing Notified Body also restricted our sourcing of raw tissue to two of our three tissue suppliers. While our existing suppliers have pledged to meet our demand for tissue supply over time, there can be no assurance that they will meet or sustain those higher levels of demand. If they cannot meet our demand for tissue supply, our ability to supply conforming XenoSure devices may be impacted and our sales may suffer. Additionally, the tissue from the two approved tissue suppliers is significantly more expensive than that sourced from the third supplier. As a result, our gross margin for XenoSure tissue sold in Europe may be impacted. The Company is pursuing a path to reinstate the third supplier, although no assurances can be given.

As a result of the previous CE mark lapses, and the subsequent re-initiation of CE marked production with new limits on suppliers, we have begun experiencing backorders related to some of these products and our revenues are being impacted. Although there were no backorders for these products as of September 30, 2021, the backorders approximated $0.2 million as of June 30, 2021. To partially mitigate the potential impact of certain of these backorders, we have sought extension to our existing temporary exemptions, or derogations, in certain European countries from the requirement to apply CE marks to XenoSure and AlboGraft while we continue to restock our warehouses with CE marked products. We have received extensions to those exemptions in a limited number of countries, although nearly all have expired as of the date of this report. Where customers are not satisfied with this authorization status, they have in some cases decided to stop using our product and/or use a competing product and may continue to do so in the future, which could impact our revenues. If we are unsuccessful rapidly building and distributing our stock of these CE marked products, our revenues could be further impacted and our business could be harmed.

Additionally, the CE mark for our Omniflow II graft is currently being transferred to our Burlington headquarters due to our discontinuation of operations in North Melbourne, Australia in June 2020.  While the MDD CE mark has been secured, the startup validation activities have been delayed and as a result, Burlington-built product is not yet available for sale on the European market. We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply customers until partly through Q1 2022, based on historical sales, and as a result, we may go into backorder for Omniflow II until the validation activities are approved by our Notified Body.  If the approval of these validation activities for Omniflow II is materially delayed or withheld, our European revenues could be impacted and our business could be harmed.

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and now apply beginning May 26, 2021. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us in order to obtain approval to renew the CE marks on certain of our products. Until recently, our preparation of filings under the MDR has been delayed due to our work on the other CE mark matters described above. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. For example, under the new CE mark issued for XenoSure by TUV SUD, the indications for its use no longer include neuro or cardiac applications, indications for which the product was previously approved. Additionally, only XenoSure made from bovine pericardium sourced from certain of our suppliers is permitted to be sold under the new CE mark. These types of more stringent restrictions on our products as they transition to MDR could impact sales of our products and/or their gross margins could be adversely impacted. Additionally, significant changes to our devices may trigger a requirement to file for an MDR CE mark earlier than expected, which could result in supply chain delays. For example, in March, 2020, we learned that a chemical used in our latex formulation was obsoleted. As a result, we must submit our new latex formulation to one of our Notified Bodies for review and acceptance under our F3 shunt MDD CE mark, which we expect to do in Q1 2022. If the Notified Body determines that the change is significant under the rules of the MDD, it will require us to file a new MDR CE mark application, which could result in significant delays to instituting the change and thus maintaining adequate inventory levels of our F3 shunts.

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

Supply chain disruptions could adversely impact our operations and financial condition.

Global supply chains have been disrupted as a result of the COVID-19 pandemic.  Accordingly, the availability of raw materials and components used in the manufacture of our products may be adversely impacted.  Additionally, even when we are able to source such materials and components, they may cost more and may only be available on a delayed basis.  Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases.  Delays in receipt of materials and components could also interrupt our production and cause us to go into backorder on certain of our products, further exacerbating the global supply chain disruption.

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

A core component of our growth strategy is the acquisition of complementary product lines, principally in the open vascular surgery space.  The number of appropriately sized targets in the open vascular surgery space is limited, and if we are unable to execute on our acquisition strategy (or we do not expand the scope of our acquisition strategy), growth of our sales may be inhibited.

We may not be able to compete effectively unless we can keep pace with existing or new products, services and technologies in the vascular device market and the minimally invasive endovascular procedure segment, in particular. Our success in developing and commercializing new products and new versions of our existing products and services, or acquiring new products, is affected by our ability to:

•	recognize in a timely manner new market trends and customer needs;

•	identify products or services that address those trends or needs;

•	identify suitable acquisition targets in the open vascular surgery space and execute on the acquisition of such targets;

•	obtain regulatory clearance or approval of new products and technologies;

•	successfully develop cost-effective manufacturing processes for such products;

•	commercially introduce such products, services and technologies; and

•	achieve market acceptance.

If we are unable to expand our product or service offerings, whether through internal development or by acquisition, we may not achieve our growth objectives and our results of operations as well as our stock price could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
July 1, 2021 through July 31, 2021	5,223	$54.76	N/A	N/A
August 1, 2021 through August 31, 2021	-		N/A	N/A
September 1, 2021 through September 30, 2021	-		N/A	N/A
Total	5,223	$54.76	N/A	N/A

Item 5. Other Information

On July 23, 2021, our Board of Directors approved changes to the Company’s director compensation policy, which is incorporated by reference into this report as Exhibit 10.3.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Amendment No. 1 to Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd (now known as Anteris Technologies Ltd) and certain of its subsidiaries.	8-K	9-1-21	001-33092

10.1	Underwriting Agreement, dated as of July 13, 2021, among LeMaitre Vascular, Inc. and Jefferies LLC and Stifel, Nicolaus & Company, Incorporated, as representatives for the underwriters named therein.	8-K	7-16-21	001-33092

10.2†	Eighth Amended and Restated Equity Award Grant Policy	8-K	7-9-21	001-33092

10.3	Director Compensation Policy	10-Q	8-5-21	001-33092

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2021.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director