Form 10-K
period 2021-12-31
LEMAITRE VASCULAR INC
filed 2022-02-28
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☑    No:  ☐

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

Large accelerated filer  ☑        Accelerated filer    ☐        Non-accelerated filer  ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $729,212,310 computed by reference to the last reported sale price of $61.02 per share as reported by The Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares held by stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding were deemed to be held by affiliates. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

At February 22, 2022, the registrant had 21,928,942 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2021 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, particularly risks related to the regulatory environment, our common stock, fluctuations in our quarterly and annual results, our ability to successfully integrate acquisitions into our business, and risks related to our business and industry generally, such as risks inherent in the process of developing and commercializing products and services that are safe and effective for use in the peripheral vascular disease market. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. No forward-looking statement can be guaranteed and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements. These risks and uncertainties include, but are not limited to: the status of our global regulatory approvals and compliance with foreign regulatory requirements to market and sell our products outside the United States; the continuing impact of the COVID-19 global pandemic on our business and operations; the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; the risk that we may not be able to maintain our recent levels of profitability; the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the acceleration or deceleration of product growth rates; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that a recall of our products could result in significant costs or negative publicity; and the risk that the Company is not successful in transitioning to a direct-selling model in new geographies.

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, Dialine, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, Omniflow, ProCol, Pruitt, Pruitt F3, Pruitt-Inahara, RestoreFlow, Syntel, TRIVEX, TufTex, VascuCel, VascuTape, Wovex and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AlboSure, Chevalier, DuraSure, Flexcel, Periscope, and PeriVu are unregistered trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, the United Kingdom, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the addressable market for our products is approximately $750 million.

We sell our products and services primarily through a direct sales force. As of December 31, 2021 our sales force was comprised of 103 sales representatives in North America, Europe and Asia Pacific, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, with additional European sales offices in Milan, Italy, Madrid, Spain, and Hereford, England. Our Asia Pacific headquarters is located in Singapore, with additional sales offices in Tokyo, Japan, Shanghai, China, and Kensington, Australia. During the years ended December 31, 2021 and 2020, approximately 94% and 95%, respectively, of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other territories through distributors.

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures initially in response to the pandemic and periodically over the last two years when infection rates have increased, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In some geographies, we have seen restrictions eased, however, the prevalence of COVID-19 variants has resulted in the re-imposition of restrictions in some areas. Moreover, recent hospital staffing issues, particularly in North America, may be adversely effecting procedure volumes. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable and less predictable sales. In particular, in Q3 2021 and Q4 2021, the Delta and Omicron variants of COVID-19 depressed demand for our products in some geographies. In response to the COVID-19 pandemic, we modified our manufacturing operations in order to adhere to social distancing requirements. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales normalized, we have rehired personnel in many departments, including our sales force, and we expect to continue to add personnel in the first half of 2022. We ended our temporary base salary cuts on August 31, 2020.

The Peripheral Vascular Disease Market

Based on industry statistics, we estimate that peripheral vascular disease affects more than 200 million people worldwide and that the annual worldwide market for all peripheral vascular devices exceeds $5 billion. The disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms, or organs other than the heart become narrowed, obstructed, weakened, or otherwise compromised. In many cases peripheral vascular disease goes undetected, sometimes leading to life-threatening events including stroke, ruptured aneurysm, pulmonary embolism or death. Clinical studies have identified several factors that increase the risk of peripheral vascular disease, including smoking, diabetes, obesity, high blood pressure, lack of exercise, coronary artery disease, high cholesterol, and being over the age of 65. Demographic trends suggest an increase in the prevalence of peripheral vascular disease over time, driven primarily by rising levels of obesity and diabetes and an aging population. We believe that our strong brands, established sales force, suite of peripheral vascular device offerings, and broad network of vascular surgeon customers position us to capture an increasing share of this market.

Vascular surgeons treat peripheral vascular disease and also perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 20,000 vascular surgeons worldwide. In contrast to other specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both open vascular surgeries and endovascular procedures. Open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging. We estimate that in 2021, over 90% of our net sales were from devices used in open vascular procedures.

Our Business Strategies

We have grown our business by using a simple three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring and, to a lesser extent, developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

•

Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2021 approximately 80% of our sales were to hospitals for use by vascular surgeons. As vascular surgeons are typically positioned to perform both open vascular surgeries and endovascular procedures, we sell devices in both the open and endovascular markets to the same end user. More recently we have begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons and neurosurgeons.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche product and services segments, which we define as under $200 million in annual worldwide revenue. We believe that the relative lack of focus on these segments by larger competitors, as well as the differentiated features and consistent quality of our products, enable higher selling prices and market share gains. We have, however, also sought to sell complementary offerings into larger, more competitive market segments, particularly when we believe that our offerings in those segments are highly differentiated, such as the Artegraft biologic graft, Omniflow II biosynthetic graft, or RestoreFlow human tissue cryopreservation services.

•

Direct sales force expansion, and the addition of complementary products through acquisitions and to a lesser extent research and development. We sell our products primarily through a direct sales force in North America, Europe and Asia Pacific. Since 1998, we have built our sales force from zero to 103 direct sales representatives, including three export managers. Prior to COVID-19, we hit a high water mark of 112 direct sales representatives in 2019. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we sell our products through distributors. For the year ended December 31, 2021, approximately 94% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms, mostly through acquisitions. We believe our experience acquiring and integrating product lines and businesses is one of our competitive advantages. We evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines, develop new applications for our existing technologies, and obtain regulatory approvals for our devices in new segments and geographies in order to further access the broader peripheral vascular device market and select other markets.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the LeMaitre Valvulotome. Through a combination of complementary acquisitions and research and development efforts, we have expanded to 16 product lines, which include 13 different product types. We have completed 24 acquisitions since 1998:

Year	Acquisition	Key Product(s) and Services
1998	VascuTape	Radiopaque tape manufacturing operations
1999	TufTex	Embolectomy catheters
2001	Pruitt F3 Shunt	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Polycarbonate grafts
2004	AnastoClip	Vessel closure systems
2005	Endomed	Stent grafts
2007	LeverEdge	Contrast injector
2007	Vascular Architects	Remote endarterectomy devices
2007	UnBalloon	Stent graft modeling catheters
2007	AlboGraft	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic patches
2013	Clinical Instruments	Carotid shunts and embolectomy catheters
2013	TRIVEX	Powered phlebectomy system
2014	Omniflow II	Biosynthetic grafts
2014	PeriVu	Angioscopes
2015	Eze-Sit OUS	Valve cutters
2016	ProCol	Biologic grafts
2016	RestoreFlow	Human tissue cryopreservation services
2018	Syntel	Embolectomy catheters
2018	Cardial	Polyester grafts, valve cutters, surgical glue
2019	Eze-Sit US	Valve cutters
2019	CardioCel	Biologic patches
2020	Artegraft	Biologic grafts

We manufacture most of our devices in-house, having relocated the manufacturing operations of 19 of our 24 acquisitions to our Burlington, Massachusetts headquarters, and we continue to look at ways to make our operations more efficient. The human tissue processing and cryopreservation operations associated with RestoreFlow allografts take place in our Fox River Grove, Illinois facility. The manufacture of our Cardial devices takes place in our Saint-Etienne, France facility. The manufacture of our recently-acquired Artegraft biologic grafts takes place in our North Brunswick, New Jersey facility. On a limited basis, we use third party manufacturers: Specifically, we purchase our CardioCel and VascuCel patches from Anteris Technologies Ltd (formerly Admedus Ltd) in Malaga, Australia.

Our Products and Services

We have a portfolio of 16 product lines, which include 13 different product types, most of which treat vascular disease, and most of which are used in open vascular surgery and dialysis access. We also offer a service of the processing and cryopreservation of human vascular tissue.

Our 13 product offerings include a suite of biologic products. These offerings include the XenoSure patch (bovine pericardium), CardioCel and VascuCel patches (bovine pericardium), ProCol graft (bovine mesenteric vein), Artegraft (bovine carotid artery), Omniflow II biosynthetic graft (ovine tissue and synthetic mesh) and the RestoreFlow Allograft cryopreserved graft (human cadaver tissue). These biologic offerings represented 48% of our sales in 2021, 43% of our sales in 2020, and 35% in 2019. No single product line accounted for more than 20% of our revenues in 2021, 2020 or 2019.

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

Balloon Catheters for Embolectomy and Thrombectomy

Our TufTex and Syntel lines of embolectomy catheters are used to remove blood clots from arteries or veins. We sell single-lumen latex and latex-free embolectomy catheters, as well as dual-lumen latex and latex-free embolectomy catheters. The dual-lumen embolectomy catheters enable clot removal and simultaneous irrigation or guide-wire trackability. Our Syntel thrombectomy catheter features a silicone balloon and is designed for removing thrombi in the venous system.

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

Vascular and Cardiac Patches

Our XenoSure biologic patches are made from bovine pericardium and are used primarily for closure of vessels after surgical intervention.

Our VascuCel and CardioCel biologic patches are acellular, collagen bioscaffolds with optimized biocompatibility and zero aldehyde toxicity. These patches are used in vessel repair as well as heart repair and reconstruction, including neonatal repairs.

Carotid Shunts

Our Pruitt F3, Pruitt F3-S and Flexcel carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque in a carotid endarterectomy surgery. Our Pruitt F3 and Pruitt F3-S shunts feature internal balloon fixation. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer external fixation.

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

Radiopaque Tape

Our VascuTape radiopaque tape is a flexible, medical-grade tape with centimeter or millimeter markings printed with a proprietary radiopaque ink which is visible to the eye and an x-ray machine or fluoroscope. VascuTape is applied to the skin and provides interventionalists with a simple way to cross-reference between the inside and the outside of a patient’s body, allowing them to locate tributaries or lesions beneath the skin.

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

Sales and Marketing

As of December 31, 2021, we employed 103 field sales representatives, including three export managers. We believe the expansion of our sales force since 1998 has been a key success factor, and it remains one of our primary long-term strategies. Approximately 94% of 2021 net sales occurred in territories in which we employ field sales representatives. Outside our direct markets, we generally sell our products through country-specific distributors.

Our marketing efforts include direct mail, digital marketing and exhibitions at medical congresses, which we believe are important to our brand development. We believe that marketing allows us to connect with vascular surgeons who are beyond the reach of our direct sales force and also reinforces our brand recognition and product offering to current customers.

We also provide training to our vascular surgeons on specific procedures including in situ bypass, carotid endarterectomy and interrupted anastomosis. More recently we initiated a general surgical skills training program targeting less-experienced doctors as a way to introduce them to our product offerings.

Research and Development

Our research and development activities have historically focused on product development, including developing enhancements and extensions to our existing product lines; process engineering, including designing and optimizing our manufacturing lines; and regulatory and clinical, including obtaining and maintaining regulatory approvals in various geographies.

In 2019, our product development and process engineering efforts were primarily focused on biologic products, including launching DuraSure, a biologic dural patch for use in neuro-surgery procedures, and the transfer of Omniflow II and Syntel manufacturing into our Burlington facility. In addition, we undertook a project to begin distribution of cardiac allografts for use in cardiac replacement and repair. We also continued development on a next-generation powered phlebectomy system. In 2020 and 2021, we continued our efforts with respect to the cardiac allograft and next-generation powered phlebectomy projects as well as the manufacturing transfers, including initiating a project to transfer the manufacturing of VascuCel and CardioCel biologic patches to Burlington. We also provided support to our growing regulatory and clinical efforts. All of our products are subject to our design control procedures throughout the various stages of product development. These procedures may include bench testing, animal testing, human cadaveric studies and human clinical trials conducted by independent physicians, and post-market surveillance of product performance. We may use feedback received from independent physicians to demonstrate product functionality before commencing full-scale marketing of any product. More recently, a significant amount of our product development resources have been allocated towards the relocation and integration of remote manufacturing, including CardioCel, VascuCel and Omniflow II, into our Burlington, Massachusetts facilities. We expect this trend to continue into 2022.

Our regulatory and clinical efforts have historically been focused on obtaining and maintaining regulatory approvals in various geographies. In the past we have typically not conducted clinical trials as we have usually acquired product lines with regulatory approvals already established. In addition, we preferred to avoid the time, expense and risk associated with initiating clinical trials. However, increasing regulatory requirements in many geographies have resulted in the need for more clinical testing.  As such, this component of our research and development spending has increased in recent years. In 2017, we initiated a clinical trial in an effort to obtain the approval of our XenoSure patch in China for cardiac and vascular indications. We have completed enrollment of this trial, and we expect to make our cardiac and vascular submissions to the Chinese National Medical Products Administration (NMPA) in 2022 or 2023. In 2021 we also entered into an agreement with Anteris (formerly Admedus) to assume primarily responsibility for the post-market clinical follow-up of our CardioCel and VascuCel products.

In 2017 the EU adopted new regulations for medical devices (MDR), which replaced the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD) and which took effect as of May 26, 2021. After this date, our MDD certificates then in effect will remain valid until their expiration dates, which range from August 2023 to May 2024.  Our products will then be subject to the MDR, which require all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards. Going forward, we expect a significant portion of our regulatory and clinical time and expenses to be devoted to this transition. See –“Government Regulation” below for more information about the status of our MDD certificates.

Manufacturing and Processing

Our primary manufacturing facilities are located in Burlington, Massachusetts. We also have facilities in Saint-Etienne, France where our Wovex and Dialine vascular grafts and Chevalier valvulotome are produced, North Brunswick, New Jersey where Artegraft is produced and Fox River Grove, Illinois where RestoreFlow allografts are processed, cryopreserved, stored and distributed.

Our strategy is to integrate manufacturing of most acquired lines into our Burlington operations. We renovated our biologic cleanroom in Burlington in 2017, and in 2018 we moved our ProCol biologic grafts into this space. In 2019 we expanded our biologic clean room, and in 2020 we transferred the manufacturing of Omniflow II into it. In 2020, we completed the transfer of the manufacturing of the Syntel embolectomy business we acquired from Applied Medical. In 2019 we leased a fifth Burlington building, which will allow continued expansion of our manufacturing footprint. We have recently completed the construction of another biologic clean room where we expect to manufacture CardioCel and VascuCel.

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

Our Burlington, Saint-Etienne and North Brunswick manufacturing facilities have been certified to ISO 13485 quality management system standards, which enables us to satisfy certain regulatory requirements of the EU, Canada, and other foreign jurisdictions. Our Fox River Grove, Illinois facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation and licensed by certain state agencies. Our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and Notified Bodies (described below) to ensure compliance with domestic and international regulatory requirements. See “Government Regulation” for further information.

Competition

The segments in which our product lines compete are characterized by periodic change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Abbott/St. Jude, Baxter International, Inc., Becton, Dickinson and Company, Cardiovascular Systems, Inc., CryoLife, Edwards Lifesciences Corporation, Getinge, LifeNet Health, Silk Road Medical, Terumo Medical Corporation, and W. L. Gore & Associates.

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

We maintain a limited portfolio of patents in the United States relating to various aspects of our products. The majority of our issued U.S. patents are set to expire at various times from 2023 to 2031.

We previously manufactured, marketed, and sold our Periscope Dissector product pursuant to a license agreement with a third-party. This arrangement, which ended in 2021, required us to pay a royalty, determined as a percentage of our net sales of this product. We previously had similar license arrangements for our LifeSpan and TRIVEX product lines but these arrangements ended in 2019. We believe that our brands have been an important factor in our success. We rely on common law and registered trademarks to protect our brands. Some of our registered trademarks are LeMaitre, Artegraft, XenoSure, Pruitt, VascuTape, Glow ‘N Tell and RestoreFlow, each of which is registered in the U.S, the EU, or both, and in certain cases in other foreign countries.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. Most of our products are not protected by patents. Patent protection is not available when we acquire a commercialized product that is not patented, such as the Syntel embolectomy catheters we acquired from Applied Medical in September 2018 and the Artegraft biologic graft we acquired in June 2020. In the past, other companies have independently developed or otherwise acquired comparable or substantially equivalent proprietary information and techniques, and there can be no assurance that others will not do so in the future or otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer, or disclosure of confidential information or inventions.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to 12 months, but it can take longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. Nearly all of our devices currently sold in the U.S. are marketed pursuant to 510(k) clearance, with the exception of our ProCol and Artegraft biologic vascular grafts.

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

Historically, our products have been introduced into the U.S. market using 510(k) clearance, and we have not used the PMA process for any products that we currently market or sell in the U.S., other than our ProCol and Artegraft vascular grafts, which had PMA approval at the time we acquired the device.

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

We participate in the Medical Device Single Audit (MDSAP) program, which allows manufacturers to undergo a universal quality system audit that is accepted in the United States, Japan, Australia, Canada and Brazil in lieu of individual routine audits by each regulator. Maintenance of this certification is a requirement to maintain sales in certain geographies including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or the other geographies.

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

United States Regulation of Human Tissue

FDA

Our allografts are subject to extensive regulation by the FDA under Title 21 of the Code of Federal Regulations, Part 1271 (Human Cells, Tissues, and Cellular and Tissue-Based Products). These regulations were promulgated under Section 361 of the Public Health Service Act, which authorized the FDA to issue regulations to prevent the spread of communicable disease. Under these regulations, the FDA requires registration of establishments that process human cells, tissues, and cellular and tissue-based products. These FDA regulations also establish donor-eligibility criteria, current good tissue practice and other procedures to prevent the introduction, transmission, and spread of communicable diseases by such products, including through donor screening and testing. Our Fox River Grove, Illinois facility and our Chandler, Arizona facility are both registered with the FDA’s Center for Biologics Evaluation and Research. The regulations also provide for the inspection of tissue establishments by the FDA. The FDA most recently inspected our Fox River Grove, Illinois facility in July 2018 and the results of that inspection were satisfactory. In the event of non-compliance with these regulations, the FDA may issue a warning letter, order the recall and/or destruction of tissues and/or order the suspension or cessation of processing and preservation of new tissues.

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

Our products are regulated in the EU under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD). In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We currently use three Notified Bodies for our various products. We have received CE marks under the MDD to sell most of our products after managing a reinstatement process for those CE marks in 2020 and 2021.

In April 2017, the EU adopted new regulations for medical devices (MDR), which replace the MDD and which took effect as of May 26, 2021. Our products will be subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As our Notified Bodies continue their transition from MDD to MDR, they have begun to enforce these more rigorous requirements on us in order to maintain the CE marks on certain of our products. Additionally, for any of our products for which the CE marks under MDD lapsed before May 26, 2021, we will need to reinitiate the application process in its entirety under the MDR, a process that could take up to two years for each product. As of May 26, 2021 we had two products’ CE marks lapse which represented less than 1% of our EU sales, and we currently plan to reinitiate the application process for one of those products. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

The United Kingdom left the EU on January 31, 2020, which is commonly referred to as “Brexit”. We opened our Hereford, England office in 2019 largely in response to Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020. After December 31, 2020, medical device manufacturers wishing to import their devices into the U.K. were provided a transition period for registration of their devices until the end of 2021. We have complied with this deadline and all of our CE marks continue to be recognized in the U.K. The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized notified bodies will continue to be valid in the U.K. market until June 30, 2023. After this date, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) Marks certified by a U.K. Approved Body. If we fail to obtain UKCA conformity by this June 2023 deadline, or at all, our sales in the U.K. could be negatively affected

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA or international equivalent could require us to implement a recall of, any of our products and, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

Canada regulates the import and sale of medical devices through Health Canada (HC). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications. Higher classification risk devices (Class III and IV) require filing dossiers that resemble US 510(k) applications. These applications can range in cost and typically take longer for approval. As a holder of Canadian device licenses, we are subject to inspection by HC at our Canadian office, and we must maintain a valid Medical Device Single Audit Program (MDSAP) certificate. Our Canadian office was most recently inspected in August 2017, the results of which were satisfactory. Our Burlington office was most recently audited under the MDSAP in February 2021, the results of which were satisfactory.

In Japan, the Ministry of Health, Labor and Welfare (MHLW) regulates medical devices through the Pharmaceutical Affairs Law, which was reformed effective April 1, 2005. The revisions to Japan’s regulations have resulted in longer lead times for product registration. As a holder of Japanese device licenses, we are also subject to inspection by several Japanese authorities including Japan’s Pharmaceutical and Medical Device Agency (PMDA), Tokyo Metropolitan Government (TMG), and third parties such as Japan’s Electrical Safety & Environmental Technologies Laboratories (JET). Our Japanese office was most recently inspected by JET in February 2021, the results of which were satisfactory.

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA). The TGA has built its regulatory framework around requirements similar to those issued in Europe. As such, many medical devices (those with a lower risk profile) may gain relatively fast marketing clearance using their existing EU-issued CE marking. Higher risk devices (those in EU/Aus Class III) must go through a full design review which can be costly and take longer to complete. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active in the TGA registry. As a holder of Australian device licenses, we are also subject to inspection by TGA in both Australia and the United States. Our North Melbourne facility, where we previously manufactured our Omniflow II graft until we transferred production to Burlington, was most recently inspected by TGA in December 2018, and our Burlington facility was most recently inspected in February 2021 under the MDSAP, the results of which were satisfactory. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside of Australia. Our licenses are managed on our behalf by our sponsor, Emergo Group.

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

Employees and Human Capital Management

We had 488 employees, including 450 full-time employees, at December 31, 2021. Our full-time employees are comprised functionally as follows: 237 manufacturing and operations, 142 sales and marketing, 43 general and administrative and 28 research and development.

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

We believe in providing competitive pay and benefits to all our employees. We utilize third party benchmark compensation data to determine market wages. Our compensation is designed to attract, retain, and motivate employees to achieve results while balancing short- and long-term company performance. In 2021, we implemented a $20 minimum wage for all of our North American hourly employees. We also work with external benefits consultants to evaluate the quality, competitiveness, and cost of our benefit offerings to our employees.  In 2020, for example, we improved the company match under our U.S. 401(K) plan.

We review the number of new hires every month to understand our ability to attract talent. We also review our voluntary turnover to understand our ability to retain talent. In 2021, we hired 131 new employees and our world-wide voluntary resignation rate was 10.9%.

COVID safety was a significant concern and focus for us in 2020 and 2021. We have taken extensive measures to keep our employees safe. We have implemented COVID safety protocols, including but not limited to requiring masks be worn at all times, ensuring socially distanced workstations, and making available hand sanitizers throughout our buildings, as well as rapid tests. We have also implemented vaccination incentive programs. Additionally, we have invested in Kinexon proximity sensors that help our employees stay socially distanced at all times and allow us to contact trace effectively in the case of a positive diagnosis. Our proximity sensors have been assigned to all employees who work in all our offices globally.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct sales representatives and independent distributors. No single customer accounted for more than 2% of our net sales in 2021.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in demand for the products and services we sell;
•	the acceleration or deceleration of growth rates of our products;
•	increased product and price competition, due to market conditions, the regulatory landscape or other factors;
•	changes in the mix of products and services we sell;
•	our pricing strategy with respect to different product lines and services;
•	strategic actions by us, such as acquisitions of businesses or products or divestitures or discontinuations of products;
•	effects of domestic and foreign economic and political conditions and exchange rates on our industry and/or customers;
•	the relocation and integration of manufacturing or processing operations and other strategic restructuring;
•	regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;
•	changes to the regulatory status of our products, including the lapse, suspension or cancellation of licenses or CE marking;
•	the payment or cessation of quarterly cash dividends, and/or the amount and frequency at which to increase them;
•	costs incurred by us to terminate contractual and other relationships, including those of distributors/agents;
•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;
•	changes in laws in the jurisdictions in which we do business;
•	the expiration, elimination or utilization of deferred tax assets such as net operating loss carry-forwards;
•	market reception of our new or improved product and service offerings; and
•	the loss of any significant customer, especially in regard to any product or service that has a limited customer base.

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

Treatment of peripheral vascular and cardiovascular disease includes both open vascular surgery and minimally invasive endovascular procedures, and most of our products are used primarily or exclusively in open surgery procedures. We market and sell our products primarily to vascular surgeons. We estimate that in 2021 over 90% of our sales were from devices used in open surgery.

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

There can be no assurance we will continue to achieve net sales growth and/or profit growth in the future. In 2020 we undertook substantial cost reductions in response to the COVID-19 pandemic, and we have since reversed those reductions. Our operating expenses in 2021 were 16% higher than our operating expenses in 2020. If we are unable to effectively manage our operating expenses due to, for example, additional CE mark expenses, or increased headcount, we may need to implement cost-cutting again in order to maintain or improve our profitability. Decreased investment levels may inhibit future growth in net sales and earnings.

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

If we do not comply with international regulatory requirements to market our products outside the United States or are required to modify our operations or products as a result of such requirements, our business will be harmed.

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

Our products are currently regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD) and the European Medical Device Regulation (2017/745) (MDR). In order to market our medical devices in the EU, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We currently use three Notified Bodies for our various products. We have received CE marks under the MDD to sell most of our products after managing a reinstatement process for those CE marks in 2020 and 2021.

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and which took effect as of May 26, 2021. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us. Until recently, our preparation of filings under the MDR had been delayed due to our work on the MDD CE mark matters described above. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. These types of more stringent restrictions on our products as they transition to MDR could impact sales of our products and/or their gross margins could be adversely impacted. For example, under the CE mark issued for XenoSure in 2021 under the MDD, the indications for its use no longer include neuro or cardiac applications, indications for which the product was previously approved. We estimate that the removed indications may cause a loss of roughly $1.0 million of annual sales. Additionally, only XenoSure made from bovine pericardium sourced from certain of our suppliers is permitted to be sold under the new CE mark, which was a condition of its issuance. While our existing suppliers are meeting our demand for tissue supply, there can be no assurance that they will meet or sustain higher levels of demand in the future. If they cannot meet our demand for tissue supply, our ability to supply conforming XenoSure devices may be impacted and our sales may suffer. Additionally, the tissue from the two approved tissue suppliers is significantly more expensive than that sourced from the third supplier. As a result, our gross margin for XenoSure tissue sold in Europe has been impacted. The Company is pursuing a path to reinstate the third supplier, although no assurances can be given. Additionally, significant changes to our devices may trigger a requirement to file for an MDR CE mark earlier than expected, which could result in supply chain delays. For example, in March, 2020, we learned that a chemical used in our latex formulation was obsoleted. As a result, we must submit our new latex formulation to one of our Notified Bodies for review and acceptance under our F3 shunt MDD CE mark, which we expect to do in Q1 2022. If the Notified Body determines that the change is significant under the rules of the MDD, it will require us to file a new MDR CE mark application, which could result in significant delays to instituting the change and thus maintaining adequate inventory levels of our F3 shunts.

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

As a result of the United Kingdom’s exit from the European Union, the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until June 30, 2023. Following such date, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) Marks certified by a U.K. Approved Body. If we fail to obtain UKCA marks by this June 30, 2023 deadline, or at all, our sales in the U.K. could be negatively affected.

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

Like many companies, we have experienced negative effects on our revenues and operations as a result of the COVID-19 global pandemic. The wide geographic spread of the pandemic has adversely affected the global economy and has resulted in fluctuating and unpredictable demand for our products, many of which are used in elective surgical procedures. We began to experience the negative impacts of the pandemic in March 2020. The negative impact to sales continued in the quarter ended June 30, 2020, with sales decreasing by approximately 16% as compared to the quarter ended June 30, 2019. Beginning with the quarter ended September 30, 2020 and for each quarter thereafter, our revenues increased as compared to the prior year quarters; however, this was primarily due to our Artegraft product line, which was acquired on June 22, 2020, and to a lesser extent by changes in foreign currency exchange rates.

Most recently, we saw the deferral of elective procedures by hospitals in Q4 2021 in response to the Omicron variant. We currently expect COVID-19’s impact on our revenues to continue into 2022, but it is difficult to estimate by how much due to the uncertainty of the duration and severity of the pandemic.

In addition to impacts to our sales, we have experienced other adverse impacts on our business from COVID-19, including, but not limited to, restrictions on employee travel and limitations on our sales representatives’ access to customers, as well as reduced surgeon training. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired businesses, personnel, and products into our existing business;
•	difficulties or delays in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities on a cost-effective basis;
•	degradation in our corporate gross margin due to lower margins associated with our acquired devices;
•	the sudden reduction in volume or loss of orders from a key customer, particularly where the acquired company had concentrated sales;
•	diversion of management’s time and attention from other business concerns;
•	higher costs of integration than anticipated;
•	unknown or unanticipated liabilities included as part of the acquisition;
•	disputes or litigation with former owners related to contingent payments, liabilities assumed or not assumed or other matters;
•	challenges in complying with new regulatory requirements to which we were not previously subject;
•	increased regulatory scrutiny;
•	challenges in transferring, maintaining or obtaining regulatory approvals for acquired products;
•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;
•	difficulties if the acquired company is remote or inconvenient to our Burlington, Massachusetts, headquarters, such as the operations we acquired in 2018 in Saint-Etienne, France;
•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;

•	loss of key suppliers or issues with the ongoing supply of the acquired product from its former owners;
•	charges related to the acquisition of in-process research and development;
•	dilution as a result of equity financing required to fund acquisition costs; or
•

debt, as a result of financing to fund acquisitions, which we incurred to acquire Artegraft and is senior to our common stock, requires interest payments to our lenders, and could restrict our ability to pay dividends to our shareholders.

For example, the manufacturing process for our Omniflow II graft, which we acquired in 2014, is currently being transferred to our Burlington headquarters due to our discontinuation of operations in North Melbourne, Australia in June 2020.  While the MDD CE mark for Omniflow II has been secured, the startup validation activities have been delayed and as a result, Burlington-built product is not yet available for sale on the European market. We expect that the inventory of the majority of such products held by our European subsidiary will only be sufficient to supply customers until partly through Q1 2022, and as a result, we are beginning to experience backorders for Omniflow II, which will continue until the validation activities are approved by our notified body.  We believe these backorders could result in a reduction in, or deferral of, $1.0 million in sales in H1 2022. If the approval of these validation activities for Omniflow II is materially delayed or withheld, our European revenues could be further impacted and our business could be harmed.

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

The treatment of peripheral vascular disease continues to shift from open vascular surgery to minimally invasive endovascular procedures. For example, some vascular surgeons have begun using transcarotid arterial revascularization, a new minimally invasive procedure, to treat carotid artery disease in lieu of a procedure in which our carotid shunts and vascular patches are used. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. We estimate that in 2021, over 90% of our net sales were from devices used in open vascular procedures.

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

We rely on sole- and limited-source suppliers for some of our important components and certain products. For example, we rely on a sole-source supplier for ovine material used in our Omniflow II graft.

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

When we acquire a product line, we often enter into an agreement with the seller of the product line for a period of one to three years for the supply of the acquired product until we can transition manufacturing to our facilities. Those arrangements are always sole source supply arrangements with a supplier that has determined to divest the product it is manufacturing. As a result, the supplier may not allocate sufficient resources to the manufacture of our product in favor of dedicating resources to its remaining business. Additionally, there is significant risk if the supplier does not have the financial means to continue to supply product. For example, in the case of our 2019 acquisition of the CardioCel and VascuCel biologic patches, Anteris Technologies Ltd (formerly known as Admedus Ltd) and its affiliates have agreed to continue to supply those products to us until July 2023. If Anteris fails to meet its obligations under the supply agreement on a timely basis, or at all, then we may experience interruptions in our supply of the acquired products or we may not receive a future supply of the acquired products until we establish our own manufacturing. If we do not have sufficient supply of an acquired product, this could lead to loss of sales, customer dissatisfaction and damage to our reputation, and our financial condition or results of operations could be harmed.

There are relatively few, or in some cases no, alternative, validated sources of supply for these materials and products. We do not always have supply agreements in place with suppliers, instead placing orders on an as-needed basis. At any time, these suppliers could discontinue or become incapable of the manufacture or supply of these materials or products on acceptable terms or otherwise. We do not ordinarily carry a significant inventory of these materials and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain replacement suppliers would interrupt our ability to manufacture our products and result in production delays and increased costs, and may limit our ability to deliver products to our customers. This could lead to loss of sales and customers, and our financial condition or results of operations could be harmed. In some cases, changes to raw material suppliers or use of alternative raw materials may require significant testing and subsequent approval by our regulatory bodies. These approval processes could result in significant delays or refusal to approve, which could further limit our ability to deliver products to our customers and harm our sales.

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

Our AlboGraft vascular graft, Artegraft biologic patch, Dialine II vascular graft, Wovex vascular graft, XenoSure biologic patch, ProCol vascular graft and CardioCel and VascuCel patch products contain bovine tissue or material derived from bovine sources, and our Omniflow II Biosynthetic Vascular Graft contains ovine tissue. Products that contain materials derived from animal sources are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the U.S. have also increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries, like Australia or New Zealand, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could materially and adversely affect our results of operations.

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

Our competitors may be companies which are larger than us and have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain competitors are able to manufacture at lower costs and may offer comparable products at lower prices. Certain competitors may also have greater experience in developing and improving products, obtaining regulatory approvals, and manufacturing and marketing products. Certain competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us. Further, if the trend towards endovascular procedures versus open vascular procedures continues or accelerates, our competitors may be better poised to take advantage of that trend, since our main product lines are used primarily in open vascular procedures. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use, less expensive, or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can. In addition, many of our products face competition from alternative procedures that utilize different kinds of medical devices than we currently sell. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenues and reduced gross profits.

If we are unable to increase our selling prices to customers, or if we are required to make price concessions, our rate of net sales growth could be reduced and our operating results could suffer.

In the years ended December 31, 2021, 2020 and 2019, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to valvulotome sales. In the past, we have been able to rely upon our well-known brands and our established reputation to implement price increases.

Additionally, we may become unable to implement further increases in the selling prices of our products:

•	if healthcare spending is reduced, particularly in the U.S., in response to government-enacted healthcare reform, general economic conditions, or the influence of accountable care organizations;
•	if the reimbursement rates for the medical procedures in which our products are used are reduced or limited;
•	if competitors introduce lower-priced products of comparable safety and efficacy; or
•	if customers engage in information sharing regarding competitive pricing of medical devices.

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

We derive a significant portion of our net sales from outside of the U.S. For the year ended December 31, 2021, 39% of our net sales were derived from outside of the U.S. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	fluctuations in foreign currency exchange rates;
•

the imposition of additional U.S. and foreign governmental controls or regulations, including export licensing requirements, duties and tariffs, and other trade restrictions, whether due to, or in reaction to, changes in U.S. trade policy;

•

the risk of non-compliance with the Foreign Corrupt Practices Act or other anti-corruption laws by our personnel, distributors and other agents, especially in areas with heightened corruption risk such as China and Russia;

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

The use or misuse of our products and the tissues we distribute may result in injuries that lead to product liability suits, which could be costly to our business.

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

Our distribution agreements are exclusive, where permissible, with terms of up to five years, though more typically are for terms of one to three years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct-to-hospital model. In order to ensure a successful market transition, we may compensate a distributor in connection with the termination of their distributorship, even where the payment of compensation is not required by contract or local law.

Following termination of any distribution agreement, we may encounter difficulties in transitioning to a direct-to-hospital model. The transition to a direct sales model may require us to meet regulatory requirements that were previously the responsibility of the distributor, which may subject us to additional costs. It also may take us longer than expected to find qualified sales personnel to establish an effective sales force, which could negatively impact projected sales. If a distributor sold our products through a network of sales agents, rather than exclusively through its own personnel, we may not be able to establish relationships with all members of that network, temporarily limiting our access to the existing market. Similarly, failure to maintain or quickly re-establish a distributor’s close relationships with the physicians who use our products could reduce sales. Further, it may be difficult or impossible to transfer the assignment of a distributor’s rights to sell our products, and as a result, sales to customers may be delayed until a new agreement or approval is obtained. The transition to a direct sales model may also require us to incur additional expenses and may be time-consuming to manage remotely, as is the case with our sales office in China, which consumes a disproportionate amount of capital and other resources in view of its sales levels. As a result of these risks, there can be no assurance that we will be successful in transitioning to a direct sales model in the countries that we select, and difficulties that we encounter in these transitions could negatively affect our business.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a significant portion of our revenue and costs is denominated in other currencies, such as the Euro, the British pound, the Japanese yen, the Canadian dollar, the Chinese yuan and the Australian dollar. For the year ended December 31, 2021, 39% of our net sales were to customers outside the U.S., largely in currencies other than the U.S. dollar. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Conversely, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against the local currency. Additionally, receivable and payable balances denominated in currencies other than the functional currency may result in gains and losses upon settlement that may adversely impact our results of operations.

Risks Related to the Regulatory Environment

Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.

There are laws and regulations that govern the means by which companies in the healthcare industry may market their products and services to healthcare professionals and may compete by discounting the prices of their products and services, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions, including, but not limited to, civil and criminal penalties, damages, fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Although in structuring our sales and marketing practices and customer discount arrangements we strive to comply with those laws and regulations, we cannot assure you that government officials charged with responsibility for enforcing those laws will not assert that our sales and marketing practices or customer discount arrangements are in violation of those laws or regulations or that government regulators or courts will interpret those laws or regulations in a manner consistent with our interpretation. Federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.

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

We participate in the Medical Device Single Audit (MDSAP) program, which allows manufacturers to undergo a universal quality system audit that is accepted in the United States, Japan, Australia, Canada and Brazil in lieu of individual routine audits by each regulator. Maintenance of this certification is a requirement to maintain sales in certain geographies including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or the other geographies.

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

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to implement a recall of or prohibit the sale of, any of our products. For example, in March 2020 we conducted a worldwide recall of a substantial number of our TufTex over-the-wire embolectomy catheters due to a risk of the balloon catheter failing to deflate during use. We experienced backorders for these products while we addressed this issue. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

Our success depends in part on maintaining and enforcing our intellectual property rights, trademarks, and other proprietary rights, and our ability to avoid infringing on the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property. We rely upon patent, trade secret, copyright, know-how, and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. These measures may only afford limited protection and may not prevent our competitors from duplicating our products or services or from gaining access to our proprietary information and technology.

We have few patents on our technology. Even where we do have patents, the issuance of a patent is not always conclusive as to its validity or enforceability. Any patents we have obtained or could obtain in the future might also be invalidated or circumvented by third parties. Additionally, competitors may be able to design around our patents to produce alternative, non-infringing designs. In such cases, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. Furthermore, patents expire after a certain duration, depending on the jurisdiction in which issued. To the extent any manufacturers are successful in challenging our patents or they enter the market following the expiration of our patents, this could have an adverse impact on our business and harm our sales and operating results.

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

In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the U.S. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products, or services and our competitors could commercialize similar technologies, which could result in a decrease in our sales and market share.

If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs, and we may have to redesign or discontinue selling the affected product.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies operating in our industry often seek patent protection for their novel product designs, and many of our principal competitors have large patent portfolios. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Whether a product infringes a patent or other intellectual property rights involves complex legal and factual issues, the determination of which is often uncertain. We face the risk of claims that we have infringed on third parties’ intellectual property rights, and we cannot assure you that our products or methods do not infringe the patents or other intellectual property rights of third parties. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement, even those without merit, could:

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

The stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. The market price of our common shares may also fluctuate significantly due to a variety of factors unrelated to our financial results, including political instability, natural disasters, pandemics (such as the COVID-19 global pandemic), war and/or events of terrorism; comments by securities analysts; and general market conditions in our industry or in the economy as a whole. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our chief executive officer has significant voting power and may take actions that may not align with the interests of our other stockholders.

Our chief executive officer controls approximately 12% of our outstanding common stock as of December 31, 2021. As a result, he could have significant influence on many matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In addition, our European operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany, with a lease expiring in August 2023. We also lease additional manufacturing, processing, distribution and sales offices in other U.S., Europe, U.K. and Asia Pacific locations. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, contractual, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2021, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Holders of Record

On February 22, 2022, the closing price per share of our common stock was $43.37 as reported on The Nasdaq Global Market, and we had approximately 155 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the Nasdaq US Composite Index, the Nasdaq Medical Equipment Index and a peer group for the period covering from December 31, 2016, through the end of LeMaitre’s fiscal year ended December 31, 2021. The graph assumes an investment of $100.00 made on December 31, 2016, in (i) LeMaitre’s common stock, (ii) the stocks comprising the Nasdaq US Composite Index, (iii) the stocks comprising the Nasdaq Medical Equipment Index and (iv) the stocks comprising our peer group. The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/16	12/17	12/18	12/19	12/20	12/21

LeMaitre Vascular, Inc	100.00	126.58	94.77	145.73	166.26	208.01
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Medical Equipment	100.00	145.08	161.91	196.50	281.91	332.54
Peer Group	100.00	131.47	164.94	178.24	229.35	299.35

LeMaitre’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and Nasdaq and peer group indices as of the close of trading on the last trading day of the year presented. The peer group includes the following companies: AngioDynamics, Inc., Cardiovascular Systems Inc., CryoLife Inc., Merit Medical Systems, Inc., Penumbra, Inc., Silk Road Medical, Inc., and Shockwave Medical, Inc.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program

October 1, 2021 through October 31, 2021	-	$-	N/A	N/A
November 1, 2021 through November 30, 2021	-	$-	N/A	N/A
December 1, 2021 through December 31, 2021	8,810	$48.53	N/A	N/A

Total	8,810	$48.53	N/A	N/A

(1)

For the three months ended December 31, 2021, we repurchased 8,810 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, the United Kingdom, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the addressable market for our products is approximately $750 million. We have grown our business using a simple three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring and, to a lesser extent, developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures initially in response to the pandemic and periodically over the last two years when infection rates have increased, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In some geographies, we have seen restrictions eased, however, the prevalence of COVID-19 variants has resulted in the re-imposition of restrictions in some areas. Moreover, recent hospital staffing issues, particularly in North America, may be adversely effecting procedure volumes. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales. In response to the COVID-19 pandemic, we modified our manufacturing operations in order to adhere to social distancing requirements. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales normalized, we have rehired personnel in many departments, including our sales force, and we expect to continue to add personnel in the first half of 2022. We ended our temporary base salary cuts on August 31, 2020.

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

Our principal biologic offerings include vascular and cardiac patches, vascular, and cardiac and dialysis grafts. In 2021, biologics represented 48% of our worldwide sales. We view the biologic device segment favorably, as we believe it contains differentiated and in some cases growing product segments.

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

Our business opportunities include the following:

•	adding complementary products through acquisitions;

•	growing our direct sales force in North America, Europe, the United Kingdom, and Asia Pacific, including when replacing a distributor with our sales personnel;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations in these territories;

•	consolidating and automating product manufacturing at our Burlington, Massachusetts facilities, and

•	updating existing products and introducing new products through research and development.

Our ability to execute on these opportunities on a timely basis, or at all, may be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of December 31, 2021 our sales force was comprised of 103 sales representatives in North America, Europe and Asia Pacific, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we have sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. During the years ended December 31, 2021 and 2020, approximately 94% and 95%, respectively, of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries, including South Korea, Russia, Thailand and Brazil, through distributors.

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

•

During 2021, we made decisions to wind down or discontinue certain product lines including TRIVEX powered phlebectomy systems, remote endarterectomy devices and surgical glue. These product lines comprised approximately $2.2 million in revenues in 2021 on a combined basis.

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

•

During 2020, we participated with Artegraft in concluding agreements with several of their former U.S. distributors in order to terminate their distribution of our bovine graft products. We now sell Artegraft products direct-to-hospitals throughout the United States.

We also use, to a much lesser extent, internal product development efforts to bring differentiated technologies and next-generation products to market:

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

•

In late 2018 and into 2019, we expanded our Burlington biologic clean room in order to transfer the production of our Omniflow II vascular graft from our North Melbourne, Australia facility to Burlington. This transfer is substantially complete, and the North Melbourne facility was sold.

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

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2021, approximately 39% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For 2021, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.0 million, as compared to rates in effect for 2020.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures initially in response to the pandemic and periodically over the last two years when infection rates have increased, and many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has been restricted by hospitals or local governments. In some geographies, we have seen restrictions eased, however, the prevalence of COVID-19 variants has resulted in the re-imposition of restrictions in some areas. Moreover, recent hospital staffing issues, particularly in North America, may be adversely effecting procedure volumes. During 2020 and into 2021, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales. In particular, in Q3 2021 and Q4 2021, the delta and omicron variants of COVID-19 depressed demand for our products in some geographies. In response to the COVID-19 pandemic, we modified our manufacturing operations in order to adhere to social distancing requirements. In Q2 2020 we also undertook measures to reduce our operating costs, including temporary base salary cuts and a reduction in force of approximately 13% of our full-time employees. However, as sales normalized, we have rehired personnel in many departments, including our sales force, and we expect to continue to add personnel in the first half of 2022. We ended our temporary base salary cuts on August 31, 2020.

For reasons described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2021	2020	$ Change	change
	($ in thousands)
Net sales	$154,424	$129,366	$25,058	19%

Net sales by geography:
Americas	$102,265	$81,470	$20,795	26%
Europe, Middle East and Africa	42,132	39,193	2,939	7%
Asia Pacific	10,027	8,703	1,324	15%
Total	$154,424	$129,366	$25,058	19%

As a general matter, the COVID-19 pandemic negatively impacted sales in 2020 more acutely than in 2021 in all geographies, though we believe that it continued to negatively impact sales throughout 2021.

Net sales. Net sales increased $25.1 million, or 19%, to $154.4 million for the year ended December 31, 2021, compared to $129.4 million for the year ended December 31, 2020. The increase was driven largely by Artegraft bovine grafts, with increased sales of $14.1 million. We acquired Artegraft on June 22, 2020, so we had six additional months of sales of Artegraft in 2021 as compared to 2020 and we also implemented a price increase in January 2021. We also had higher valvulotome sales of $3.4 million, higher bovine carotid patch sales of $2.4 million, higher carotid shunt sales of $1.9 million, and higher allograft service revenues of $1.8 million. We estimate that the weaker U.S. dollar increased sales by $2.0 million during year ended December 31, 2021 as compared to year ended December 31, 2020.

Direct-to-hospital net sales were 94% of our total net sales for the year ended December 31, 2021, and 95% for the year ended December 31, 2020.

Net sales by geography. Net sales in the Americas increased $20.8 million, or 26%, for the year ended December 31, 2021 as compared to December 31, 2020. The increase was driven mainly by Artegraft bovine grafts, with increased sales of $14.1 million. We also had higher valvulotome sales of $2.4 million, higher allografts service revenues of $1.8 million, higher bovine carotid patch sales of $1.5 million and higher carotid shunt sales of $1.2 million. Offsetting these increases were lower bovine cardiac patch revenues of $0.4 million. Revenues from all other products increased $0.2 million on a net basis.

EMEA net sales increased $2.9 million, or 7%, for the year ended December 31, 2021 as compared to December 31, 2020. The increase was driven by higher valvulotome sales of $1.0 million, as well as higher carotid shunt sales of $0.6 million, higher embolectomy catheter sales of $0.5 million, higher bovine cardiac patch sales of $0.4 million and higher ovine graft sales of $0.3 million. These increases were offset in part by a decreases in sales of bovine carotid patches and polyester grafts of $0.3 million each. EMEA revenues from all other products increased $0.8 million on a net basis.

Asia Pacific net sales increased $1.3 million, or 15%, for the year ended December 31, 2021 as compared to December 31, 2020, with bovine carotid patch sales increasing $1.1 million, and embolectomy catheter sales, bovine cardiac patch sales and carotid shunt sales each increasing $0.1 million. These and other product sales increases were partially offset by lower sales of TRIVEX powered phlebectomy systems of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

				Percent
	2021	2020	Change	change
	($ in thousands)
Gross profit	$101,382	$84,618	$16,764	20%

Gross margin	65.7%	65.4%	0.3%	*

* Not applicable

Gross Profit. Gross profit increased $16.8 million, or 20%, to $101.4 million for the year ended December 31, 2021 as compared to December 31, 2020, while gross margin increased by 30 basis points to 65.7%. The increase in gross profit was driven partly by the impact in the prior period of purchase accounting from the Artegraft bovine graft acquisition. We also had a more favorable product mix in 2021 as compared to 2020, including higher Artegraft sales at an increased average selling price in 2021. This favorable impact was partly offset by manufacturing inefficiencies and higher excess and obsolescence expense by $2.3 million in 2021 due in large part to the discontinuation or winding down of certain product lines including TRIVEX and remote endarterectomy devices.

In May 2021, our CE mark certifications required to sell products in many EMEA countries were reinstated for five products. However, we also simultaneously received a change in CE mark requirements for certain bovine carotid patches and polyester grafts. For bovine carotid patches, only bovine pericardium sourced from certain of our suppliers are permitted to be sold under the new CE mark, which caused our production costs to increase, and our gross margin to decrease.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

				Percent	2021 as a %	2020 as a %
	2021	2020	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$27,655	$23,700	$3,955	17%	18%	18%
General and administrative	25,501	22,501	3,000	13%	17%	17%
Research and development	11,801	10,099	1,702	17%	8%	8%
Gain on sale of building	-	(470)	470	*	0%	(0%)
	$64,957	$55,830	$9,127	16%	42%	43%

* Not a meaningful percentage.

Sales and marketing. For the year ended December 31, 2021, sales and marketing expense increased 17% to $27.7 million.  The increase was driven by more sales personnel, as well as higher salaries and related expenses of $3.5 million, including higher commissions due to increased sales, and higher recruiting costs. We also had higher marketing-related costs, such as product samples and promotional materials, of $0.4 million, and higher travel and related expenses of $0.1 million. As a percentage of net sales, sales and marketing expense was unchanged at 18% in both 2021 and 2020.

General and administrative. For the year ended December 31, 2021, general and administrative expenses increased 13% to $25.5 million. The increase was primarily due to higher compensation and related expenses, as salaries were reinstated in September 2020 and personnel were rehired following the April 2020 reduction in force. We also had higher insurance costs, banking fees and professional fees in 2021. As a percentage of sales, general and administrative expense was unchanged at 17% for both comparative periods. Compensation expense for general and administrative is expected to increase further in 2022, including stock-based compensation due to an increase in the value of awards granted to certain levels of employees and a shortening of the vesting period from five years to four years for most awards.

Research and development. For the year ended December 31, 2021, research and development expense increased $1.7 million, or 17%, to $11.8 million.  Product development and process engineering expenses were on a combined basis unchanged, as those groups continue their focus on manufacturing transfer projects. Clinical and regulatory expenses, however, increased $1.7 million, or 29%, driven by higher compensation expenses as well as consulting and other costs incurred in connection with reinstating or maintaining regulatory approvals, especially in Europe. We expect clinical and regulatory expenses to continue to increase as we transition our CE marks from MDD regulations to the new MDR standards. As a percentage of sales, total research and development expense was unchanged at 8% in both years. Product development expenses decreased to 1% of sales for the year ended December 31, 2021, from 2% in the prior period.

Gain on sale of building. During the third quarter of 2020, in connection with our planned manufacturing transfer of our Omniflow II ovine biologic graft to Burlington, we sold our land and building located in North Melbourne, Australia. We recognized a gain on the sale during the three months ending September 30, 2020, net of applicable sales taxes and administrative costs, of $0.5 million.

Income tax expense. We recorded a tax provision of $7.4 million on pre-tax income of $34.3 million for the twelve months ended December 31, 2021, compared to $6.1 million on pre-tax income of $27.4 million for the twelve months ended December 31, 2020.

Our effective income tax rate was 21.9% and 21.5% for the three- and twelve-month periods ended December 31, 2021. Our tax expense for 2021 is based on an estimated annual effective tax rate of 24.7%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for 2021 varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 21.2% and 22.4% for the three- and twelve-month periods ended December 31, 2020. Our 2020 provision was based on an estimated annual effective tax rate of 25.2%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2020 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of December 31, 2021, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

The following tables set forth, for the periods indicated, our results of operations and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2020	2019	$ Change	change
	($ in thousands)
Net sales	$129,366	$117,232	$12,134	10%

Net sales by geography:
Americas	$81,470	$69,359	$12,111	17%
Europe, Middle East and Africa	39,193	39,480	(287)	(1%)
Asia Pacific	8,703	8,393	310	4%
Total	$129,366	$117,232	$12,134	10%

Net sales. Net sales increased 10% or $12.1 million to $129.4 million for the year ended December 31, 2020, compared to $117.2 million for the year ended December 31, 2019. The increase was largely from recently acquired products including Artegraft bovine grafts of $10.8 million and CardioCel bovine cardiac patches of $5.3 million. We also had higher valvulotome sales of $3.9 million, including sales of Eze-Sit in the U.S., which we acquired in July 2019. These sales increases were partly offset by lower OEM sales of $2.2 million, lower sales of carotid shunts of $1.8 million, lower bovine carotid patch sales of $1.1 million, lower TRIVEX sales of $1.0 million and lower AnastoClip sales of $0.8 million. All other products decreased on a net basis by $2.0 million. We estimate that changes in foreign exchange rates during the year ended December 31, 2020 increased net sales by $0.8 million.

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

Europe, Middle East and Africa net sales were relatively unchanged year-over-year, at $39.2 million for the year ended December 31, 2020 as compared to $39.5 million for the year ended December 31, 2019. Sales of CardioCel cardiac patches increased by $1.4 million and valvulotomes increased by $1.0 million, offset by declines in most other product lines. Products with larger decreases included Omniflow II grafts and OEM sales, which each decreased by $0.7 million, and bovine carotid patches, which decreased by $0.6 million. As discussed under Item 1A. Risk Factors, we experienced a lapse in CE mark certifications for some products due to one of our Notified Bodies abandoning CE mark certifications services. This caused certain of our products to go on backorder starting in the quarter ended June 30, 2020, including bovine carotid patches and polyester grafts. We received temporary approvals in most European countries, which allowed us to resume sales of those products for a limited time period, pending recertification.

Asia Pacific net sales increased $0.4 million or 4% for the year ended December 31, 2020. Increased sales of CardioCel cardiac patches of $0.5 million, bovine carotid patches of $0.2 million and embolectomy catheters of $0.2 million were offset in part by declines in sales of TRIVEX of $0.6 million.

				Percent
	2020	2019	Change	change
	($ in thousands)
Gross profit	$84,618	$79,853	$4,765	6%

Gross margin	65.4%	68.1%	(2.7%)	*

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

Operating Expenses.

				Percent	2020 as a %	2019 as a %
	2020	2019	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$23,700	$30,339	$(6,639)	(22%)	18%	26%
General and administrative	22,501	19,055	3,446	18%	17%	16%
Research and development	10,099	9,276	823	9%	8%	8%
Gain on divestures and acquisitions	(470)	-	(470)	*	(0%)	*
	$55,830	$58,670	$(2,840)	(5%)	43%	50%

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

Other income (expense). Other income (expense) primarily includes interest income and expense, foreign currency gains (losses), and other miscellaneous gains (losses). Interest income was $0.2 million and $0.7 million, respectively for 2020 and 2019. The decrease was due to the sale of most of our interest-bearing investments to acquire Artegraft. We also incurred debt of $65.0 million in order to complete the acquisition, which generated $1.3 million of interest expense in 2020. Foreign exchange losses on settlements or remeasurement of receivables and payables denominated in foreign currencies were $0.3 million and $0.2 million in 2020 and 2019, respectively.

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

Liquidity and Capital Resources

At December 31, 2021, we held $13.9 million in cash and cash equivalents and $56.1 million in short-term marketable securities, as compared to $26.8 million in cash and cash equivalents and $0.2 million in short-term marketable securities at December 31, 2020. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. All of our cash held outside of the U.S. is available for corporate use, with the exception of $2.5 million held by subsidiaries in jurisdictions for which earnings are planned to be permanently reinvested.

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

On February 22, 2022, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 22, 2023. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

In June 2020, in connection with the Artegraft acquisition, we incurred debt of $65 million including a five-year revolving line of credit of $25 million and a five-year term loan of $40 million. The loans bore interest at either the Base Rate as defined in the agreement plus an applicable margin of 1.25% to 1.75% depending on our consolidated leverage ratio, or the Eurodollar Rate plus an applicable margin of 2.25% to 2.75% depending on our consolidated leverage ratio. In December 2020, we repaid the outstanding balance under the revolving line of credit, plus accrued interest, in full. In July 2021, we repaid the balance under the term loan, plus accrued interest, in full. In November 2021, we terminated the credit agreement, including the revolving line of credit, as allowed for in the original agreement.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $36.4 million for the year ended December 31, 2021, $28.8 million for the year ended December 31, 2020, and $21.2 million for the year ended December 3, 2019. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by product sales;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	payments associated with our stock repurchase program;

•	future acquisition-related payments;

•	payments associated with U.S income and other taxes;

•	payments associated with our leased facilities worldwide;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining FDA, CE mark and other regulatory clearances of our existing and future products; and

•	the number, timing, and nature of acquisitions and other strategic transactions.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, pay dividends, repurchase shares of our common stock and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months, and to meet our known long-term cash requirements. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or incur debt under a new credit facility. The sale of additional equity and debt securities may result in dilution to our stockholders. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Cash Flows

	Year ended December 31,
	2021	2020	2019
	($ in thousands)
Cash and cash equivalents	$13,855	$26,764	$11,786

Cash flows provided by (used in):
Operating activities	$35,102	$34,800	$14,179
Investing activities	(61,076)	(52,891)	(24,100)
Financing activities	13,702	32,155	(4,622)

Net cash provided by operating activities. Net cash provided by operating activities was $35.1 million for the year ended December 31, 2021, and consisted of $26.9 million net income, adjusted for non-cash items of $18.1 million (including primarily depreciation and amortization of $11.1 million, stock-based compensation of $3.5 million, provisions for inventory write-offs and doubtful accounts of $4.0 million, offset by fair value adjustments on contingent consideration for acquisitions of $0.7 million), as well as cash used for working capital of $9.9 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $5.5 million, increases in prepaid and other assets of $1.9 million, a decrease in accounts payable and accrued expenses of $1.7 million and an increase in accounts receivable of $0.8 million.

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

Net cash used in investing activities. Net cash used in investing activities was $61.1 million for the year ended December 31, 2021, including net sales of marketable securities of $56.2 million and purchases of property and equipment of $4.9 million.

Net cash used in investing activities was $52.9 million for the year ended December 31, 2020, including acquisition-related payments of $72.6 million primarily associated with the purchase of Artegraft and expenditures on property, equipment and technology of $3.0 million, offset by net sales of marketable securities of $20.7 million and proceeds from the sale of the North Melbourne, Australia building of $2.0 million.

Net cash used in investing activities was $24.1 million for the year ended December 31, 2019, driven by cash paid for acquisitions of $21.0 million, as well as purchases of property and equipment of $3.8 million primarily associated with biologic clean room build-outs in Burlington. These investments were in part offset by net sales of short-term investments of $0.9 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $13.7 million for the year ended December 31, 2021. Sources of cash included primarily net proceeds from an equity offering of $58.7 million and proceeds from stock option exercises of $3.7 million, net of shares repurchased to cover employee payroll taxes on RSU vestings. These sources of cash were offset by payments made on our long-term debt of $39.0 million, dividend payments of $9.3 million and deferred payments for acquisitions of $0.4 million.

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

Dividends. In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On February 22, 2022, our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on March 24, 2022, to stockholders of record at the close of business on March 8, 2022, which will total approximately $2.7 million.

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

Valuation of Intangible Assets and Goodwill

Intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks, and are amortized over their estimated useful lives, ranging from 2 to 16 years. Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $52.7 million as of December 31, 2021 and $58.9 million as of December 31, 2020. Goodwill was $65.9 million as of both December 31, 2021 and December 31, 2020.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, business acquisitions, employment, commercial matters, intellectual property matters, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2021, 2020, and 2019, we were not subject to any material litigation, claims or assessments.

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

Foreign Currency Risk

During fiscal 2021 and 2020, 39% and 42%, respectively, of our total revenue was from customers outside of the U.S. In addition, a significant portion of our operating costs incurred outside the U.S. are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we did not do so during 2021 or 2020. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, British pound, Canadian dollar, Australian dollar and Japanese yen.

During the years ended December 31, 2021 and 2020, we recorded $0.1 million and $0.3 million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $1.6 million for 2021.

Interest Rate Risk

At December 31, 2021, we held $13.9 million in cash and cash equivalents and $56.1 million in a short-term managed income mutual fund investment. Due to the short maturities on any instruments held, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial position, results of operations or cash flows. We also have exposure to floating interest rates through our senior secured credit facility, as the interest expense related to any borrowings will fluctuate with changes in Eurodollar and other benchmark rates. Therefore, increases in interest rates may reduce our net income or loss by increasing the cost of carrying debt.

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

Based on an evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. Management based its assessment on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their respective report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 28, 2022

Item 9B.	Other Information

Not Applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2022 definitive proxy statement (2022 Definitive Proxy Statement) for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our 2022 Definitive Proxy Statement, to the extent required to be included.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2022 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2021. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,011,766	$34.87	658,935
Equity compensation plans not approved by security holders	-	-	-
Total	1,011,766	$34.87	658,935

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2022 Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2022 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets
(iii)	Consolidated Statements of Operations
(iv)	Consolidated Statements of Changes in Stockholders’ Equity
(v)	Consolidated Statements of Comprehensive Income
(vi)	Consolidated Statements of Cash Flows
(vii)	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

2.1	Asset Purchase Agreement dated November 10, 2016 between the Registrant, Restore Flow Allografts, LLC and certain individuals named therein.	10-K	3/9/18	001-33092

2.2	Asset Purchase Agreement dated September 20, 2018 between the Registrant and Applied Medical Resources Corporation	10-Q	11/2/18	001-33092

2.3	Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries	10-K	3/12/20	001-33092

2.4	Amendment No. 1 to Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd (now known as Anteris Technologies Ltd) and certain of its subsidiaries.	8-K	9/1/21	001-33092

2.5^	Asset Purchase Agreement, dated June 22, 2020, by and between the Company and Artegraft, Inc.	8-K	6/24/20	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	001-33092

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	3/12/20	001-33092

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Director Compensation Policy	10-Q	8/5/21	001-33092

10.3†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.4†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.5†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.6†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.7	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.8	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.9	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.10†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.11†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.12†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.13	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.14	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.15	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.16	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.17	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.18	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.19	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.20	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.21†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.22†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.23†	Form of Restricted Stock Unit Award Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	8-K	3/9/18	001-33092

10.24†	Form of Incentive Stock Option Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.25†	Form of Non-Qualified Stock Option Agreement (Employees) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.26	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.27	Asset Purchase Agreement between the Registrant and Specialty Surgical Instrumentation, Inc. dated April 5, 2018.	10-Q	5/4/18	001-33092

10.28	License Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries	10-K	3/12/20	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.29	First Amendment of Lease dated October 29, 2019 between NWP BUILDING 3 LLC and the Registrant	8-K	11/1/19	001-33092

10.30	Fifth Amendment of Lease dated October 29, 2019 between NWP BUILDING 4 LLC and the Registrant	8-K	11/1/19	001-33092

10.31	Seventh Amendment of Lease dated October 29, 2019 between NWP BUILDING 5 LLC and the Registrant	8-K	11/1/19	001-33092

10.32	Lease dated November 26, 2019 between NWP Retail 18 LLC and the Registrant.	8-K	12/3/19	001-33092

10.35†	Eighth Amended and Restated Equity Award Grant Policy	8-K	7/9/21	001-33092

10.36†	Form of Restricted Stock Unit Award Agreement – Performance Based Award under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

21.1	List of Subsidiaries
X
23.1	Consent of Grant Thornton LLP
X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
X
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)
X
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)
X
101.INS	Inline XBRL Instance Document.
X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
X
101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

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

^	Portions of the exhibit (indicated by “[***]”) have been omitted because they are not material and is the type that LeMaitre Vascular, Inc. treats as private and confidential.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2022.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and	February 28, 2022
George W. LeMaitre	Chairman of the Board (Principal Executive Officer)

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal	February 28, 2022
Joseph P. Pellegrino, Jr.	Financial and Accounting Officer) and Director

/s/ LAWRENCE J. JASINSKI	Director	February 28, 2022
Lawrence J. Jasinski

/s/ JOHN J. O’CONNOR	Director	February 28, 2022
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	February 28, 2022
David B. Roberts

/s/ JOHN A. ROUSH	Director	February 28, 2022
John A. Roush

/S/ BRIDGET A. ROSS	Director	February 28, 2022
Bridget A. Ross

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 28, 2022

LeMaitre Vascular, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$13,855	$26,764
Short-term marketable securities	56,104	214
Accounts receivable, net of allowances of $679 at December 31, 2021, and $623 at December 31, 2020	19,631	19,552
Inventory and other deferred costs	46,104	45,115
Prepaid expenses and other current assets	4,189	2,618
Total current assets	139,883	94,263

Property and equipment, net	17,059	15,036
Right-of-use leased assets	15,071	16,066
Goodwill	65,945	65,945
Other intangibles, net	52,710	58,905
Deferred tax assets	1,566	1,686
Other assets	568	909
Total assets	$292,802	$252,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$-	$2,500
Accounts payable	2,340	2,394
Accrued expenses	16,332	17,525
Acquisition-related obligations	1,271	772
Lease liabilities - short-term	1,870	1,954
Total current liabilities	21,813	25,145

Long-term debt, net	-	35,532
Lease liabilities - long-term	14,067	14,791
Deferred tax liabilities	70	127
Other long-term liabilities	2,701	4,643
Total liabilities	38,651	80,238

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,477,784 shares at December 31, 2021, and 22,061,554 shares at December 31, 2020	235	221
Additional paid-in capital	181,630	114,924
Retained earnings	88,125	70,554
Accumulated other comprehensive loss	(3,435)	(1,525)
Treasury stock, at cost; 1,554,905 shares at December 31, 2021 and 1,538,572 shares at December 31, 2020	(12,404)	(11,602)
Total stockholders’ equity	254,151	172,572
Total liabilities and stockholders’ equity	$292,802	$252,810

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per share data)

Net sales	$154,424	$129,366	$117,232
Cost of sales	53,042	44,748	37,379

Gross profit	101,382	84,618	79,853

Sales and marketing	27,655	23,700	30,339
General and administrative	25,501	22,501	19,055
Research and development	11,801	10,099	9,276
Gains on sale of building	-	(470)	-
Total operating expenses	64,957	55,830	58,670

Income from operations	36,425	28,788	21,183

Other income (expense):
Interest income	197	207	698
Interest expense	(2,219)	(1,310)	-
Foreign currency loss	(116)	(329)	(202)

Income before income taxes	34,287	27,356	21,679
Provision for income taxes	7,380	6,136	3,745

Net income	$26,907	$21,220	$17,934

Earnings per share of common stock:
Basic	$1.27	$1.05	$0.91
Diluted	$1.25	$1.04	$0.88

Weighted-average shares outstanding:
Basic	21,157	20,246	19,813
Diluted	21,475	20,479	20,326

Cash dividends declared per common share	$0.44	$0.38	$0.34

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2021	2020	2019

Net income	$26,907	$21,220	$17,934
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,604)	2,468	(234)
Unrealized gain (loss) on short-term marketable securities	(306)	14	127
Total other comprehensive income (loss)	(1,910)	2,482	(107)

Comprehensive income	$24,997	$23,702	$17,827

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2018	21,110,224	211	98,442	45,831	(3,900)	1,501,511	(10,349)	130,235

Net income				17,934				17,934
Other comprehensive income					(107)			(107)
Issuance of common stock for stock options exercised	509,693	6	4,850					4,856
Vested restricted stock units	59,010	-	-					-
Stock-based compensation expense			2,642					2,642
Repurchase of common stock for net settlement of equity awards						20,524	(683)	(683)
Common stock cash dividend paid				(6,736)				(6,736)

Balance at December 31, 2019	21,678,927	217	105,934	57,029	(4,007)	1,522,035	(11,032)	148,141

Net income				21,220				21,220
Other comprehensive income					2,482			2,482
Issuance of common stock for stock options exercised	331,958	3	5,968					5,971
Vested restricted stock units	50,669	1	-					1
Stock-based compensation expense			3,022					3,022
Repurchase of common stock for net settlement of equity awards						16,537	(570)	(570)
Common stock cash dividend paid				(7,695)				(7,695)

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				26,907				26,907
Other comprehensive income					(1,910)			(1,910)
Issuance of common stock, net of issuance costs	1,150,000	12	58,683					58,695
Issuance of common stock for stock options exercised	217,121	2	4,544					4,546
Vested restricted stock units	49,109	-	-					-
Stock-based compensation expense			3,479					3,479
Repurchase of common stock for net settlement of equity awards						16,333	(802)	(802)
Common stock cash dividend paid				(9,336)				(9,336)

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities
Net income	$26,907	$21,220	$17,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,070	8,395	5,416
Stock-based compensation	3,479	3,022	2,642
Fair value adjustments to contingent consideration obligations	(674)	182	171
Provision for doubtful accounts and allowances	263	293	388
Provision for inventory write-downs	3,779	1,523	747
Provision (benefit) for deferred income taxes	79	(328)	824
Gains on sale of building, acquisitions and divestitures	-	(470)	-
Foreign currency transaction gain	163	100	(57)
Changes in operating assets and liabilities:
Accounts receivable	(818)	(939)	(1,301)
Inventory and other deferred costs	(5,485)	(2,609)	(11,335)
Prepaid expenses and other assets	(1,927)	89	(654)
Accounts payable and other liabilities	(1,734)	4,322	(596)
Net cash provided by operating activities	35,102	34,800	14,179
Investing activities
Purchases of property and equipment	(4,882)	(2,982)	(3,761)
Proceeds from sale of building	-	2,023	-
Payments related to acquisitions	-	(72,627)	(21,240)
Purchases of short-term marketable securities	(59,194)	(2,205)	(22,699)
Proceeds from sales of marketable securities	3,000	22,900	23,600
Net cash used in investing activities	(61,076)	(52,891)	(24,100)
Financing activities
Payment of deferred acquisition consideration	(401)	(2,800)	(2,059)
Proceeds from revolving line of credit	-	25,000	-
Proceeds from issuance of long-term debt	-	40,000	-
Payments of revolving line of credit	-	(25,000)	-
Payments of long-term debt	(39,000)	(1,000)	-
Payment of deferred debt issuance costs	-	(1,751)	-
Proceeds from issuance of common stock	63,241	5,971	4,856
Purchase of treasury stock for net settlement of equity awards	(802)	(570)	(683)
Common stock cash dividend paid	(9,336)	(7,695)	(6,736)
Net cash provided by (used in) financing activities	13,702	32,155	(4,622)
Effect of exchange rate changes on cash and cash equivalents	(637)	914	11
Net increase (decrease) in cash and cash equivalents	(12,909)	14,978	(14,532)
Cash and cash equivalents at beginning of year	26,764	11,786	26,318
Cash and cash equivalents at end of year	$13,855	$26,764	$11,786
Supplemental disclosures of cash flow information (see Notes 6 and 9).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, LeMaitre Vascular ULC, LeMaitre Vascular AS, LeMaitre Vascular Pty Ltd, Bio Nova International Pty Ltd, LeMaitre Vascular, Ltd., LeMaitre Medical Technology (Shanghai) Co. Ltd, LeMaitre Cardial SAS and LeMaitre Pte Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in in our consolidated financial statements and accompanying notes. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general.  However, the magnitude and duration of the impact on our revenues and operations from COVID-19 is uncertain and cannot currently be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of February 28, 2022, the issuance date of this Annual Report on Form 10-K. Actual results could differ from those estimates, particularly if the Company experiences material impacts to the carrying value of its assets and liabilities from COVID-19.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Year ended December 31,
	2021	2020
Americas	$102,265	$81,470
Europe, Middle East and Africa	42,132	39,193
Asia Pacific	10,027	8,703
Total	$154,424	$129,366

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

	Year ended December 31,
	2021	2020	2019
		(in thousands)

Advertising expense	$236	$216	$286

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in money market funds. These amounts are stated at cost, which approximates fair value.

Short-term Marketable Securities

Our short-term marketable securities are available-for-sale securities carried at fair value, with unrealized gains and losses recorded in other comprehensive income. They include a managed income mutual fund investing mainly in short-term investment-grade, U.S. dollar denominated fixed and floating rate debt, and a short-duration bond fund.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $9.4 million as of December 31, 2021.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, particularly in Italy and Spain, may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2021 our receivables in Italy and Spain totaled $1.0 million and $0.7 million, respectively. Receivables balances with certain government-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2021, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at	Additions	Deductions	Balance at
	Beginning	(recoveries) charged	from	End of
	of Period	to Income	Reserves	Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2021	$623	$263	$207	$679
Year ended December 31, 2020	522	293	192	623
Year ended December 31, 2019	399	388	265	522

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term marketable securities, accounts receivable and trade payables. The fair value of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest. Unrealized gains and losses on our short-term marketable securities are recorded in other comprehensive income and were not material to our consolidated financial statements for the year ended December 31, 2021.

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

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We have determined that no goodwill impairment charges were required for the years ended December 31, 2021, 2020 or 2019.

Other Intangible Assets

Other intangible assets consist primarily of patents, trademarks, technology licenses, and customer relationships acquired in connection with business acquisitions and asset acquisitions and are amortized over their estimated useful lives, ranging from 2 to 16 years.

Stock-based Compensation

We recognize, as expense, the estimated fair value of stock options to employees determined using the Black-Scholes option pricing model. Share-based compensation charges are recorded across the consolidated statement of operations based upon the grantee’s primary function. We have elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. In periods that we grant stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the company’s stock. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. Historical data on exercise patterns is the basis for estimating the expected life of an option. The expected annual dividend rate was calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

We also issue restricted stock units (RSUs) and performance-based restricted stock units (PSUs) as additional forms of equity compensation to our employees, officers, and directors, pursuant to our stockholder-approved 2006 Plan. RSUs entitle the grantee to an issuance of stock at no cost and generally vest over a period of time determined by our Board of Directors at the time of grant. PSUs awarded in 2021 will vest based on achievement of operating income for 2021 against budgeted operating income as approved by our Board of Directors. The fair market value of the award is determined based on the number of RSUs and PSUs granted and the market value of our common stock on the grant date and is amortized to expense over the period of vesting. Unvested RSUs and PSUs are forfeited and canceled as of the date that employment or service to the company terminates. RSUs and PSUs are settled in shares of our common stock upon vesting. We typically repurchase common stock upon our employees’ vesting in RSUs and PSUs in order to cover any minimum tax withholding liability as a result of the awards having vested.

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, commercial matters and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy in dealing with each matter. We record charges for anticipated losses in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate the loss. During the years ended December 31, 2021, 2020 and 2019, we were not subject to any material litigation or claims and assessments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on our marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2021, 2020 or 2019.

Accumulated other comprehensive loss consisted primarily of foreign currency translation adjustment losses of $3.1 million and $1.6 million as of December 31, 2021 and 2020, respectively.

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

The computation of basic and diluted net income per share is as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$26,907	$21,220	$17,934
Weighted average shares outstanding	21,157	20,246	19,813

Basic earnings per share	$1.27	$1.05	$0.91

Net income available for common stockholders	$26,907	$21,220	$17,934
Weighted-average shares outstanding	21,157	20,246	19,813
Common stock equivalents, if dilutive	318	233	513
Shares used in computing diluted earnings per common share	21,475	20,479	20,326

Diluted earnings per share	$1.25	$1.04	$0.88

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	10	483	468

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as clarifying and amending other areas of existing GAAP under Topic 740. The new standard was effective for us beginning January 1, 2021, and adoption of this standard did not have a material impact on our financial statements.

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

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the biologic graft business from Artegraft, Inc., who subsequent to the closing changed their name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of its assets related to its business of the manufacturing, marketing, sale and distribution of its bovine carotid artery grafts (Products) other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount was to be held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc. It has since been released to Artegraft, Inc. by mutual consent of the parties.

Three earn-out payments of $5,833,333 each are potentially due to Artegraft, Inc. under the Artegraft APA depending on the achievement of specified revenue targets, as follows:

●

$5.8 million upon final determination that 20,000 units of Product have been sold to third parties from January 1, 2021 to December 31, 2021 (this milestone was not met and accordingly no payment was made);

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

The purchase price for the acquired assets, which included inventory, machinery and equipment, intellectual property, and customer and supplier information, was $8.0 million. Of this amount, $6.8 million was paid at closing, with three follow-on payments $0.4 million each due on the first, second and third anniversaries of the closing date.  The deferred amounts totaling $1.2 million were recorded at an acquisition-date fair value of $1.1 million using a discount rate of 4.19% to reflect the time value of money between the acquisition date and the payment due dates. There were no contingencies associated with these holdback payments, although they may be reduced for certain post-closing claims. The first and second payments were made without adjustment in July 2020 and July 2021, respectively.

The following table summarizes the preliminary purchase price allocation:

Allocated
Fair Value
(in thousands)
Inventory	$276
Equipmentand supplies	70
Intangible assets	4,844
Goodwill	2,748

Purchase price	$7,938

The goodwill results from expected synergies of combining the acquired products and customer information to our existing operations, and is deductible for tax purposes over 15 years.

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
		Average
	Allocated Fair Value	Useful Life (in years)
	(in thousands)
Customer relationships	$3,945	13.0
Intellectual property	563	7.0
Non-compete agreement	233	5.0
Tradenames	103	7.0

Total intangible assets	$4,844

The weighted-average amortization period of the acquired intangible assets was 11.8 years.

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consists of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$5,945	$5,044
Work-in-process	9,416	6,004
Finished products	25,286	28,117
Other deferred costs	5,457	5,950

Total inventory and other deferred costs	$46,104	$45,115

We had inventory on consignment at customer sites of $2.1 million as of both December 31, 2021 and 2020.

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

4. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2021	2020
	(in thousands)
Computers and equipment	$5,667	$5,046
Machinery and equipment	18,439	17,266
Building and leasehold improvements	15,884	12,809

Gross property and equipment	39,990	35,121
Less accumulated depreciation	(22,931)	(20,085)

Property and equipment, net	$17,059	$15,036

During the years ended December 31, 2021, 2020 and 2019 we wrote off fully depreciated assets with gross values of $0.1 million, $0.6 million and $0.5 million, respectively.

Depreciation expense is as follows:

	Year ended December 31,
	2021	2020	2019
		(in thousands)

Depreciation expense	$3,280	$3,181	$2,979

5. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2021	2020

Balance at beginning of year	$65,945	$39,951
Additions for acquisitions	-	27,115
Purchase accounting adjustments	-	(1,345)
Effects of currency exchange	-	224

Balance at end of year	$65,945	$65,945

During 2020, we recorded a $1.3 million adjustment to goodwill with an offsetting adjustment to deferred income taxes to reflect the difference between book basis and tax basis of the technology license acquired under the CardioCel APA.

Other intangibles consist of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$10,473	$19,076	$29,951	$7,947	$22,004
Trademarks, tradenames and licenses	3,647	1,139	2,508	4,000	1,094	2,906
Customer relationships	36,197	5,674	30,523	38,525	5,424	33,101
Other intangible assets	1,461	858	603	1,767	873	894

Total identifiable intangible assets	$70,854	$18,144	$52,710	$74,243	$15,338	$58,905

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of December 31, 2021, is 11.0 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2021	2020	2019
		(in thousands)

Amortization expense	$6,195	$5,043	$2,437

During the years ended December 31, 2021 and 2019, we wrote off fully amortized intangible assets with gross values of $3.4 million and $4.5 million, respectively. Estimated amortization expense for each of the next five fiscal years, based upon the intangible assets at December 31, 2021, is as follows:

	Year ended December 31,
	2022	2023	2024	2025	2026
	(in thousands)

Amortization expense	$6,016	$5,884	$5,702	$5,464	$4,997

6. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of the Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn at inception, as well as a $40 million five-year term loan. During the year ended December 31, 2020, we made scheduled principal payments on the term loan of $1.0 million and repaid the revolving line of credit in full. During the year ended December 31, 2021, we made scheduled principal payments on the term loan of $1.0 million, repaid the loan in full, and terminated the credit agreement in accordance with its terms.

Under the terms of the agreement, the loans bore interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate is defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. Cash paid for interest during both of the years ended December 31, 2021 and 2020 was $0.9 million.

We incurred debt issuance costs in connection with this credit arrangement of approximately $1.8 million. These costs were allocated between the revolving line of credit and the term loans, with the portion related to the revolving line of credit of $0.7 million recorded in other assets on our balance sheet, and the portion allocated to the term loan recorded as a deduction from the amount of the debt. All of these transaction costs were being amortized into interest expense on a straight-line basis as the result would not be materially different from using the interest method, over the five-year term of the arrangement. This resulted in an effective interest rate of approximately 4.2%.

During the three months ended September 30, 2021, in connection with prepaying the term loan in full, we expensed the remaining unamortized transaction costs allocated to the term loan of $0.6 million. The term of the revolving line of credit was five years, with all outstanding amounts due on June 22, 2025. In November 2021 we terminated the credit agreement, including the revolving line of credit, as allowed for in the original agreement, and expensed the remaining unamortized transaction costs allocated to the revolving line of credit of $0.5 million.

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Compensation and related taxes	$10,236	$8,675
Income and other taxes	551	2,394
Professional fees	129	39
Other	5,416	6,417

Total	$16,332	$17,525

Other long-term liabilities consist of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Acquisition-related liabilities	$1,761	$3,700
Income taxes	799	813
Other	141	130

Total	$2,701	$4,643

8. Commitments and Contingencies

Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, our European operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021 we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In June 2021 we entered into a six-year lease in Milan, Italy which houses a customer service and warehouse facility. This lease contains a six-year renewal option. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at December 31, 2021.

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

Additional information with respect to our leases is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$2,275	$1,912
Short-term lease cost	458	192
Total lease cost	$2,733	$2,104

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,859	$2,404

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,277	$2,770

Weighted average remaining lease term - operating leases (in years)	7.3	7.8

Weighted average discount rate - operating leases	4.86%	5.02%

At December 31, 2021, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Year ending December 31,
2022	$2,666
2023	2,300
2024	2,104
2025	2,151
2026	2,153
Thereafter	8,198
Adjustment to net present value as of December 31, 2021	(3,635)

Minimum noncancelable lease liability	$15,937

Purchase Commitments

As part of our normal course of business, we have commitments to purchase approximately $6.2 million of inventory through 2022. These purchases are to be used in the normal course of business and do not represent excess commitments or loss contracts.

9. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)

United States	$34,153	$25,308	$17,989
Foreign	134	2,048	3,690

Total	$34,287	$27,356	$21,679

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2021	2020	2019
		(in thousands)
Current:
Federal	$5,024	$4,594	$1,501
State	990	806	304
Foreign	1,287	1,064	1,116

	7,301	6,464	2,921
Deferred:
Federal	63	(397)	538
State	(9)	(48)	144
Foreign	25	117	142

	79	(328)	824

Provision for income taxes	$7,380	$6,136	$3,745

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2021, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.8 million, which may increase within the twelve months ending December 31, 2022. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2030. A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	2021	2020	2019
	(in thousands)
Unrecognized tax benefits at the beginning of year	$820	$848	$711
Additions/adjustments for tax positions of current year	-	-	74
Additions/adjustments for tax positions of prior years	(52)	37	63
Reductions for settlements with taxing authorities.	-	(65)	-
Reductions for lapses of the applicable statutes of limitations	-	-	-
Unrecognized tax benefits at the end of the year	$768	$820	$848

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Inventory	$2,231	$1,629
Net operating loss carryforwards	1,153	1,348
Tax credit carryforwards	1,033	1,019
Capital loss carryforwards	492	521
Reserves and accruals	712	994
Operating lease liabilities	3,562	3,664
Intangible assets	4,426	4,386
Stock options	440	359
Other	140	105

Total deferred tax assets	14,189	14,025

Deferred tax liabilities:
Property and equipment	(1,713)	(1,831)
Goodwill	(4,825)	(4,055)
Operating lease right-of-use assets	(3,355)	(3,503)
Foreign branch deferred offset	(843)	(954)
Other	(213)	(299)

Total deferred tax liabilities	(10,949)	(10,642)

Net deferred tax assets before valuation allowance	3,240	3,383

Valuation allowance	(1,744)	(1,824)

Net deferred tax liabiltity	$1,496	$1,559

Deferred tax classification
Long-term deferred tax asset	$1,566	$1,686
Long-term deferred tax liability	(70)	(127)

Net long-term deferred tax asset	$1,496	$1,559

In 2020, we increased our valuation allowance by $0.4 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards. In 2021, we decreased our valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards.

As of December 31, 2021, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

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

As of December 31, 2021, we have net operating loss carryforwards in Australia of $1.4 million that do not expire, in France of $2.1 million that do not expire, in Spain of $0.8 million that do not expire, and in Norway of $0.1 million that do not expire. We have a capital loss carryforward in Australia of $1.6 million that does not expire. We also have state tax credit carryforwards of approximately $1.6 million that are available to reduce future tax liabilities, which begin to expire in 2030, or can be carried forward indefinitely.

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

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	2021	2020	2019

Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.7%	2.2%	1.9%
Effect of foreign taxes	3.7%	1.1%	2.1%
Federal tax on foreign income	0.2%	0.4%	0.8%
Valuation allowance	(0.1%)	1.4%	0.6%
Foreign deferred tax liability offset	(0.1%)	(0.2%)	(0.4%)
Research & development tax credits	(0.4%)	(0.6%)	(1.2%)
Stock options	(3.1%)	(2.3%)	(8.8%)
Uncertain tax positions	0.2%	0.3%	1.0%
Other permanent differences	(2.4%)	(0.6%)	0.5%
Other	(0.2%)	(0.3%)	(0.2%)

Effective tax rate	21.5%	22.4%	17.3%

We are not currently under income tax audit in any tax jurisdictions.

As of December 31, 2021, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2018 and forward
Foreign	2014 and forward

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid for income taxes, net	$10,147	$4,470	$4,817

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

Stock Award Plans

In May 2006 we approved a 2006 Stock Option and Incentive Plan (as subsequently amended, the 2006 Plan), which became effective upon our initial public offering. The 2006 Plan allows for the granting of an aggregate 5,500,000 shares of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, PSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant. In connection with the adoption of the 2006 Plan, no further option grants were permitted under any previous stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options, RSUs or PSUs with either newly issued shares or treasury shares. The total number of shares currently authorized for the 2006 Plan is 7,118,003 shares, of which 658,935 remain available for grant as of December 31, 2021.

We have computed the fair value of employee stock options granted each year using the following weighted average assumptions:

	2021	2020	2019
Dividend yield	0.91%	1.02%	0.96%
Volatility	46.0%	47.3%	42.8%
Risk-free interest rate	1.1%	0.3%	1.7%
Weighted average expected option term (in years)	4.6	4.9	4.7
Weighted average fair value per share of options granted	$17.64	$13.24	$12.51

A summary of option activity as of December 31, 2021 and for the three years then ended is presented below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)

Balance outstanding at December 31, 2018	1,462,575	$16.41	4.54	$12,214

Granted	195,379	$35.53
Exercised	(509,693)	$9.53		$11,488
Canceled / Expired	(101,167)	$17.90

Balance outstanding at December 31, 2019	1,047,094	$28.22	4.31	$13,367

Granted	222,110	$36.67
Exercised	(331,958)	$17.99		$5,413
Canceled / Expired	(5,406)	$27.49

Balance outstanding at December 31, 2020	931,840	$28.22	4.49	$11,442

Granted	151,161	$48.60
Exercised	(217,121)	$20.95		$6,975
Canceled / Expired	(19,126)	$23.18
Balance outstanding at December 31, 2021	846,754	$33.83	4.50	$13,888

Exercisable at:
December 31, 2019	309,501	$19.64	3.50	$5,047
December 31, 2020	274,411	$23.08	3.50	$4,781
December 31, 2021	301,692	$27.40	3.30	$6,886

Expected to vest at:
December 31, 2019	737,593	$24.68	4.65
December 31, 2020	657,429	$30.37	4.93
December 31, 2021	545,062	$37.38	5.16

Cash received from stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $4.5 million, $6.0 million and $4.9 million, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The fair value of restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant.

We also issue restricted stock unit awards with vesting based on performance conditions. Performance-based restricted stock units awarded in 2021 will vest based on our achievement of operating income relative to our target operating income. For restricted stock unit awards that include vesting based on performance conditions, the fair values are based on the intrinsic values of the awards at the date of grant.

A summary of our restricted stock unit activity as of December 31, 2021 and for the three years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance outstanding at December 31, 2018	217,895	$21.21

Granted	56,567	$35.41
Vested	(61,058)	$18.46
Canceled	(24,723)	$22.19

Balance outstanding at December 31, 2019	188,681	$26.14

Granted	46,146	$36.86
Vested	(50,669)	$22.76
Canceled	(37,143)	$27.88

Balance outstanding at December 31, 2020	147,015	$30.24

Granted	48,298	$48.65
Vested	(51,414)	$26.32
Canceled	(10,068)	$30.70

Balance outstanding at December 31, 2021	133,831	$38.26

A summary of our performance-based restricted stock unit activity as of December 31, 2021 and for the three years then ended is presented below:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Balance outstanding at December 31, 2020	-	$-

Granted	31,181	$48.60
Vested	-	$-
Canceled	-	$-

Balance outstanding at December 31, 2021	31,181	$48.60

The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The fair values of the RSUs that vested during 2021, 2020 and 2019 were $2.5 million, $1.8 million, and $2.1 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2021	2020	2019

Shares of common stock repurchased for net settlement of equity awards	16,333	16,537	20,524
Average per share repurchase price	$49.10	$34.47	$33.28
Aggregage purchase price (in thousands)	$802	$570	$683

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2021	2020	2019
	(in thousands)
Stock option awards	$2,199	$1,938	$1,580
Restricted stock units	1,247	1,084	1,062
Performance-based restricted stock units	33	-	-

Total stock-based compensation	$3,479	$3,022	$2,642

Stock-based compensation is included in our statements of operations as follows:

	2021	2020	2019
	(in thousands)
Cost of sales	$407	$333	$310
Sales and marketing	527	516	544
General and administrative	2,185	1,883	1,509
Research and development	360	290	279

Total stock-based compensation	$3,479	$3,022	$2,642

We expect to record the unamortized portion of share-based compensation expense of $13.1 million for existing stock options and RSUs outstanding at December 31, 2021, over a weighted-average period of 3.3 years.

Stock Repurchase Plans

On February 22, 2022, our Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 22, 2023. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

Fiscal Year 2020
March 3, 2020	March 19, 2020	$0.095	$1,917
May 20, 2020	June 4, 2020	$0.095	$1,917
August 27, 2020	September 10, 2020	$0.095	$1,925
November 19, 2020	December 3, 2020	$0.095	$1,936

On February 22, 2022, our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on March 24, 2022, to stockholders of record at the close of business on March 8, 2022, which will total approximately $2.7 million.

11. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by us. We may also make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.5 million, $0.3 million and $0.4 million for 2021, 2020 and 2019, respectively. A similar plan is offered to our Canadian employees.

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

Most of our revenues are generated in the United States, Germany, and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)

United States	$93,866	$75,222	$63,130
Germany	12,968	12,365	12,400
Other countries	47,590	41,779	41,702

Net sales	$154,424	$129,366	$117,232

Long-term assets by country, including property and equipment, net and right-of-use leased assets were as follows:

	As of December 31,
	2021	2020
	(in thousands)

United States	$28,402	$27,660
France	1,038	1,140
Germany	781	1,138
Other countries	1,909	1,164

Total long-term assets	$32,130	$31,102

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2021 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2021.

As discussed in Notes 1 and 2, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid graft business from Artegraft. As discussed more fully in Note 2, the agreement requires us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount is being remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. During the quarter ended December 31, 2021 we recorded a reduction to the liability to reflect a change in our estimate of the likelihood of achieving the unit sales milestones.

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

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$2,240	$1,764	$72
Additions	-	406	1,989
Payments	-	-	(309)
Change in fair value included in earnings	(748)	70	12

Ending balance	$1,492	$2,240	$1,764

14. Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$(1,525)	$(4,007)	$(3,900)

Other comprehensive income (loss) before reclassifications	(1,910)	2,482	(107)
Amounts reclassified from accumulated other comprehensive loss	-	-	-

Ending Balance	$(3,435)	$(1,525)	$(4,007)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation for the years ended December 31, 2021, 2020 and 2019.

15. Quarterly Financial Data (unaudited)

	Three months ended
2021	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$35,883	$40,670	$38,368	$39,503
Gross profit	23,799	26,761	24,866	25,956
Income from operations	7,945	11,106	9,073	8,301
Net income	5,929	8,299	6,504	6,175
Earnings per share
Basic	$0.29	$0.40	$0.30	$0.28
Diluted	$0.28	$0.40	$0.30	$0.28

	Three months ended
2020	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$30,551	$24,851	$36,416	$37,548
Gross profit	20,483	17,029	22,704	24,402
Income from operations	4,353	4,872	10,018	9,545
Net income	3,174	3,500	7,513	7,033
Earnings per share
Basic	$0.16	$0.17	$0.37	$0.35
Diluted	$0.16	$0.17	$0.37	$0.34