Form 10-Q
period 2022-03-31
LEMAITRE VASCULAR INC
filed 2022-05-10
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 21,951,998 shares of common stock, $.01 par value per share, outstanding as of April 29, 2022.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2022	2021
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$15,560	$13,855
Short-term marketable securities	55,322	56,104
Accounts receivable, net of allowances of $777 at March 31, 2022 and $679 at December 31, 2021	21,386	19,631
Inventory and other deferred costs	46,664	46,104
Prepaid expenses and other current assets	2,479	4,189
Total current assets	141,411	139,883

Property and equipment, net	16,683	17,059
Right-of-use leased assets	14,687	15,071
Goodwill	65,945	65,945
Other intangibles, net	51,194	52,710
Deferred tax assets	1,977	1,566
Other assets	556	568
Total assets	$292,453	$292,802
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,194	$2,340
Accrued expenses	12,918	16,332
Acquisition-related obligations	1,283	1,271
Lease liabilities - short-term	1,872	1,870
Total current liabilities	18,267	21,813
Lease liabilities - long-term	13,705	14,067
Deferred tax liabilities	68	70
Other long-term liabilities	2,626	2,701
Total liabilities	34,666	38,651

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,509,859 shares at March 31, 2022, and 23,477,784 shares at December 31, 2021	235	235
Additional paid-in capital	183,305	181,630
Retained earnings	91,420	88,125
Accumulated other comprehensive loss	(4,624)	(3,435)
Treasury stock, at cost; 1,557,921 shares at March 31, 2022 and 1,554,905 shares at December 31, 2021	(12,549)	(12,404)
Total stockholders’ equity	257,787	254,151
Total liabilities and stockholders’ equity	$292,453	$292,802

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2022	2021
	(in thousands, except per share data)

Net sales	$39,561	$35,883
Cost of sales	13,599	12,084

Gross profit	25,962	23,799

Sales and marketing	7,850	6,466
General and administrative	7,252	6,544
Research and development	2,932	2,844

Total operating expenses	18,034	15,854

Income from operations	7,928	7,945

Other income (expense):
Interest income	108	1
Interest expense	-	(577)
Foreign currency gain (loss)	(40)	124

Income before income taxes	7,996	7,493
Provision for income taxes	1,958	1,564

Net income	$6,038	$5,929

Earnings per share of common stock:
Basic	$0.28	$0.29
Diluted	$0.27	$0.28

Weighted-average shares outstanding:
Basic	21,935	20,546
Diluted	22,103	20,847

Cash dividends declared per common share	$0.125	$0.110

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2022	2021
	(in thousands)
Net income	$6,038	$5,929
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(300)	(937)
Unrealized gain (loss) on short-term marketable securities	(889)	(1)
Total other comprehensive income (loss)	(1,189)	(938)

Comprehensive income	$4,849	$4,991

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				5,929				5,929
Other comprehensive income (loss)					(938)			(938)
Issuance of common stock for stock options exercised	63,895	-	1,385					1,385
Vested restricted stock units	5,974	-						-
Repurchase of common stock for net settlement of equity awards						2,241	(88)	(88)
Stock-based compensation expense			927					927
Common stock dividend paid				(2,262)				(2,262)
Balance at March 31, 2021	22,131,423	$221	$117,236	$74,221	$(2,463)	1,540,813	$(11,690)	$177,525

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

Net income				6,038				6,038
Other comprehensive income					(1,189)			(1,189)
Issuance of common stock for stock options exercised	24,917	-	508					508
Vested restricted stock units	7,158	-						-
Repurchase of common stock for net settlement of equity awards						3,016	(145)	(145)
Stock-based compensation expense			1,167					1,167
Common stock cash dividend paid				(2,743)				(2,743)
Balance at March 31, 2022	23,509,859	$235	$183,305	$91,420	$(4,624)	1,557,921	$(12,549)	$257,787

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2022	2021
	(in thousands)
Operating activities
Net income	$6,038	$5,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,373	2,624
Stock-based compensation	1,167	927
Fair value adjustment to contingent consideration obligations	(32)	47
Provision for doubtful accounts	60	59
Provision for inventory write-downs	498	1,005
Foreign currency transaction loss	(428)	33
Changes in operating assets and liabilities:
Accounts receivable	(1,951)	(857)
Inventory and other deferred costs	(1,267)	(1,346)
Prepaid expenses and other assets	1,692	638
Accounts payable and other liabilities	(3,439)	(2,985)
Net cash provided by operating activities	4,711	6,074
Investing activities
Purchases of property and equipment and other assets	(536)	(1,059)
Purchases of short-term marketable securities	-	(1)
Net cash used in investing activities	(536)	(1,060)
Financing activities
Payments of long-term debt	-	(7,000)
Proceeds from stock option exercises	508	1,385
Purchase of treasury stock for net settlement of equity awards	(145)	(88)
Common stock cash dividend paid	(2,743)	(2,262)
Net cash used in financing activities	(2,380)	(7,965)

Effect of exchange rate changes on cash and cash equivalents	(90)	(288)
Net increase (decrease) in cash and cash equivalents	1,705	(3,239)
Cash and cash equivalents at beginning of period	13,855	26,764
Cash and cash equivalents at end of period	$15,560	$23,525

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Due to the COVID-19 pandemic, there is heightened volatility and uncertainty in customer demand and the worldwide economy in general.  However, the magnitude and duration of any impact on our revenues and operations from COVID-19 is uncertain and cannot be reasonably estimated at this time. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of May 10, 2022, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,

	2022	2021
	($ in thousands)

Americas	$26,543	$23,699
Europe, Middle East and Africa	10,494	9,862
Asia Pacific	2,524	2,322
Total	$39,561	$35,883

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2022 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries. Our 2021 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2022, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $749,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2030. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2022
(in thousands)
Unrecognized tax benefits as of December 31, 2021	$768
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(19)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of March 31, 2022	$749

As of March 31, 2022, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2018 and forward
Foreign	2014 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$12,451	$5,945
Work-in-process	3,273	9,416
Finished products	25,624	25,286
Other deferred costs	5,316	5,457

Total inventory and other deferred costs	$46,664	$46,104

We had inventory on consignment at customer sites of $2.0 million and $2.1 million at March 31, 2022 and December 31, 2021, respectively.

In connection with our RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By U.S. federal law, human tissues cannot be bought or sold. Therefore, the tissues we preserve are not held as inventory, and the costs we incur to procure and process tissues are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

4. Acquisitions

Our acquisitions are accounted for using the acquisition method, and the acquired businesses’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. In each case for the acquisitions disclosed below, pro forma information assuming the acquisition had occurred at the beginning of the earliest period presented is not included, as the impact is immaterial.

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

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the biologic graft business from Artegraft, Inc., which subsequent to the closing changed their name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of the assets related to its business of manufacturing, marketing, sale and distribution of bovine carotid artery grafts (Products) other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount was held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc. and subsequently was released to Artegraft, Inc. by mutual consent of the parties.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Estimated
	Allocated	Useful Life
	Fair Value	(years)
	(in thousands)
Customer relationships	$20,310	15.0
Intellectual property	16,449	10.0
Non-compete agreement	104	5.0
Tradenames	2,193	10.0

Total intangible assets	$39,056

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

●	$2.0 million (less a deduction described below) following LeMaitre’s receipt of a CE mark under MDR regulations on all acquired products (the Third Holdback Amount) on a schedule described below.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

		Weighted
	Allocated	Average
	Fair Value	Useful Life (years)
	(in thousands)
Customer relationships	$5,562	12.0
Intellectual property	2,335	8.0
Non-compete agreement	361	5.0
Tradenames	467	8.0

Total intangible assets	$8,725

The weighted-average amortization period of the acquired intangible assets was 10.4 years.

5. Goodwill and Other Intangible Assets

There was no change to goodwill during the three months ended March 31, 2022. Other intangible assets consist of the following:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$11,180	$18,369	$29,549	$10,473	$19,076
Trademarks, tradenames and licenses	3,647	1,233	2,414	3,647	1,139	2,508
Customer relationships	36,197	6,324	29,873	36,197	5,674	30,523
Other intangible assets	1,461	923	538	1,461	858	603

Total identifiable intangible assets	$70,854	$19,660	$51,194	$70,854	$18,144	$52,710

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2022 is 11.1 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended March 31,
	2022	2021
	(in thousands)

Amortization expense	$1,516	$1,566

We estimate that amortization expense for the remainder of 2022 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2022	2023	2024	2025	2026	2027
	(in thousands)

Amortization expense	$4,500	$5,884	$5,702	$5,464	$4,997	$4,720

6. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of the Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn at inception, as well as a $40 million five-year term loan. During the year ended December 31, 2021, we made scheduled principal payments on the term loan of $1.0 million, repaid the loan in full, and terminated the credit agreement in accordance its terms. During the three months ended March 31, 2021, we made a scheduled principal payment on the term loan of $0.5 million and also made additional optional prepayments of $6.5 million.

Under the terms of the agreement, the loans bore interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate was defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. At March 31, 2021, all outstanding borrowings were designated as Eurodollar loans and bore interest of 3.25%.

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

7. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In addition, our European operations are headquartered at a 16,470 square foot leased facility located in Sulzbach, Germany under a lease which expires in August 2023. This lease contains two five-year renewal options. We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021 we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In June 2021 we entered into a six-year lease in Milan, Italy which houses a customer service and warehouse facility. This lease contains a six-year renewal option. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Spain and Illinois. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at March 31, 2022.

We also lease automobiles under operating leases in the United States as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time. During the fiscal year 2021, we entered into a five-year lease for printing equipment.

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

Additional information with respect to our leases is as follows:

	Three Months Ended
	March 31,
	2022	2021
Lease cost
Operating lease cost	525	607
Short-term lease cost	163	64
Total lease cost	$688	$671

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$674	$748

Right-of-use assets obtained in exchange for new operating lease liabilities	$141	$16

Weighted average remaining lease term in years - operating leases	7.6	8.0

Weighted average discount rate - operating leases	4.90%	5.02%

At March 31, 2022, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2022	$2,061
Year ending March 31,
2023	2,349
2024	2,092
2025	2,141
2026	2,143
2027	2,124
Thereafter	6,049
Adjustment to net present value as of March 31, 2022	(3,382)

Minimum noncancelable lease liability	$15,577

8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Compensation and related taxes	$6,705	$10,236
Income and other taxes	1,211	551
Professional fees	202	129
Other	4,800	5,416

Total	$12,918	$16,332

Other long-term liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Aquisition-related liabilities	$1,712	$1,761
Income taxes	766	799
Other	148	141

Total	$2,626	$2,701

9. Segment and Enterprise-Wide Disclosures

The FASB establishes standards for reporting information regarding operating segments in financial statements. Operating segments are identified as components of an enterprise that engage in business activities for which separate, discrete financial information is available and is regularly reviewed by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business as one operating segment. No discrete operating information is prepared by us except for sales by product line and operations by legal entity for local purposes.

Most of our revenues are generated in the United States, Germany and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2022	2021
	(in thousands)
United States	$24,264	$21,968
Germany	2,991	3,063
Other countries	12,306	10,852

Net Sales	$39,561	$35,883

10. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance-based restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense were as follows:

	Three months ended
	March 31,
	2022	2021
	(in thousands)
Stock option awards	$619	$594
Restricted stock units	408	333
Performance-based restricted stock units	140	-

Total share-based compensation	$1,167	$927

Stock-based compensation is included in our statements of operations as follows:

	Three months ended
	March 31,
	2022	2021
	(in thousands)
Cost of sales	$138	$100
Sales and marketing	209	169
General and administrative	712	561
Research and development	108	97

Total stock-based compensation	$1,167	$927

We did not grant any options during the three-month periods ended March 31, 2022 or 2021. During the three months ended March 31, 2022 and 2021, we awarded restricted stock units of 112 and 694, respectively. We issued approximately 32,000 and 70,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the three months ended March 31, 2022 and 2021, respectively.

11. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2022	2021
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$6,038	$5,929

Weighted average shares outstanding	21,935	20,546

Basic earnings per share	$0.28	$0.29

Diluted:
Net income available for common stockholders	$6,038	$5,929

Weighted-average shares outstanding	21,935	20,546
Common stock equivalents, if dilutive	168	301
Shares used in computing diluted earnings per common share	22,103	20,847

Diluted earnings per share	$0.27	$0.28

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	430	256

12. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On April 26, 2022, our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on June 2, 2022, to stockholders of record at the close of business on May 17, 2022.

13. Supplemental Cash Flow Information

	For the three months ended
	March 31,
	2022	2021
	(in thousands)
Cash paid for income taxes, net	$731	$337

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2022 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2022.

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

During 2019, we recorded contingent liabilities associated with our acquisition of the Admedus biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to us; $2.0 million contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the contingent payment of $2.0 million potentially due upon LeMaitre Vascular’s success in obtaining CE marks under MDR regulations on the acquired products may be reduced for certain costs incurred by LeMaitre in achieving the CE marks.

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Three months ended
	March 31,
	2022	2021
	(in thousands)
Beginning balance	$1,492	$2,240
Additions	-	-
Payments	-	-
Change in fair value included in earnings	14	30

Ending balance	$1,506	$2,270

15. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 consisted primarily of foreign currency translation:

	Three months ended
	March 31,
	2022	2021
	(in thousands)
Beginning balance	$(3,435)	$(1,525)

Other comprehensive income (loss) before reclassifications	(1,189)	(938)
Amounts reclassified from accumulated other comprehensive loss	-	-

Ending Balance	$(4,624)	$(2,463)

16. Subsequent Events

On April 26, 2022, the Company committed to a plan to close its St. Etienne, France factory in order to streamline its manufacturing operations and to reduce expenses. The Company expects production of all devices manufactured in St. Etienne will halt, and the site will close, by June 30, 2022. The Company will terminate the employment of all personnel at that site in connection with the closure. The Company estimates that it will incur total expenses relating to employment terminations of approximately $2.7 million, all of which represent cash expenditures. In addition, the Company estimates that it will incur expenses related to the impairment of fixed assets, inventory and intangible assets of approximately $0.5 million. This factory closure will result in a total of approximately $3.2 million of special charges. The Company expects to record $3.1 million of these charges in 2022.

In April 2022, the Company agreed to buy out its Korean distributor, JiSang, for $540,000 and signed a 5-year office/warehouse lease in Seoul totaling 2,300 square feet. The Company expects to begin selling direct-to-hospital in Korea in January 2023.

In April 2022, the Company signed a new 9-year office/warehouse lease in Sulzbach, Germany, increasing square footage by 4,940 to a total of 21,410 square feet.

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip, Artegraft, CardioCel, Omniflow, RestoreFlow, VascuCel and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

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

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and therefore can provide a wider range of treatment options to their patients. More recently, however, we have begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons and neurosurgeons.

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures in response to the onset of the pandemic and then periodically when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, however, in many geographies we have seen restrictions eased, although the prevalence of COVID-19 variants has not always resulted in the re-opening of hospital access. During 2020 and into 2022, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales.

Our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular grafts, and valvulotomes. Through our RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular and cardiac tissue.

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q1 2022, biologics represented 48% of worldwide sales. We view the biologic device offerings favorably, as we believe it contains differentiated and in some cases growing product segments.

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

We sell our products and services primarily through a direct sales force. As of March 31, 2022, our sales force was comprised of 112 sales representatives in North America, Europe, the United Kingdom and Asia Pacific, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; and Kensington, Australia. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

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

•

During 2021, we made decisions to wind down or discontinue TRIVEX powered phlebectomy systems, remote endarterectomy devices and surgical glue. These product lines combined to account for approximately $2.2 million in revenues in 2021.

•	In March 2022, we made the decision to wind down the ProCol graft product line, which totaled approximately $0.7 million in revenues in 2021.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

During 2020, we entered into definitive agreements with, or participated with Anteris in concluding agreements with, several former Anteris distributors in Europe and Canada, in order to terminate their distribution of our acquired bovine cardiac and vascular patch products, and we began selling direct-to-hospital in those geographies. The termination fees totaled approximately $0.1 million.

•

During 2020, we participated with Artegraft in concluding agreements with several of their former U.S. distributors in order to terminate their distribution of our bovine graft products. We now sell Artegraft products direct-to-hospital throughout the United States.

We also rely, to a much lesser extent, on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2019, we launched DuraSure, a biologic patch indicated for closing or repairing dural defects during open neurosurgical procedures.

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration.

•	In March 2022, we received U.S. FDA approval to market PhasTIPP, a portable powered phlebotomy device used to remove larger varicose veins in the leg.

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

•

In 2018 and 2019, we expanded our Burlington biologic clean room in order to transfer the production of our Omniflow II vascular graft from our North Melbourne, Australia facility to Burlington. This transfer is substantially complete, and the North Melbourne facility has been sold.

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

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2022 approximately 39% of our sales took place outside the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the quarter ended March 31, 2022, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $0.8 million, as compared to rates in effect for the quarter ended March 31, 2021.

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

Research and development. Research and development expense primarily includes costs associated with obtaining and maintaining regulatory approval of our products, salaries, laboratory testing and supply costs. It also includes costs associated with the design and execution of clinical studies, costs to register, maintain, and defend our intellectual property, and costs to transfer the manufacturing of acquired product lines to our Burlington facility. Also included are costs associated with the design, development, testing and enhancement of new or existing products.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures in response to the onset of the pandemic and then periodically over the last two years when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, however, in many geographies we have seen restrictions eased, although the prevalence of COVID-19 variants has not always resulted in the re-opening of hospital access. During 2020 and into 2022, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales.

For reasons described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three-month period ended March 31, 2022 to the three-month month period ended March 31, 2021:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2022	2021	change
	($ in thousands)
Net sales	$39,561	$35,883	10%

Net sales by geography:
Americas	$26,543	$23,699	12%
Europe, Middle East and Africa	10,494	9,862	6%
Asia Pacific	2,524	2,322	9%
Total	$39,561	$35,883	10%

Net sales. Net sales increased $3.7 million, or 10%, to $39.6 million for the three months ended March 31, 2022, compared to $35.9 million for the three months ended March 31, 2021. The increase was driven primarily by an increase in bovine graft sales of $1.0 million, and carotid patch sales of $0.7 million, largely due to carotid patch CE mark issues in the prior year. Additionally, shunt, allograft, and valvulotome sales increased by $0.7 million, $0.6 million, and $0.5 million, respectively, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We estimate that the stronger U.S. dollar decreased net sales by $0.8 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Direct-to-hospital net sales were 95% of our total net sales for the three months ended March 31, 2022, and 94% for the three-months ended March 31, 2021.

Net sales by geography. Net sales in the Americas increased $2.8 million, or 12%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was driven mainly by increased bovine graft sales of $1.0 million, or 16%, increased allograft sales of $0.6 million, or 28%, and increased valvulotome sales of $0.5 million, or 10%.

EMEA net sales increased $0.6 million, or 6%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Higher sales of carotid shunts and bovine carotid patches led the growth, with increased sales of $0.4 million each, offset by a $0.1 million decline in embolectomy catheter sales.

Asia Pacific net sales increased $0.2 million, or 9%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, with increased bovine carotid patch sales of $0.2 million. This and other product sales increases were offset, in part, by a $0.1 million decline in bovine cardiac patch sales.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)					Percent
	2022	2021	Change		change
	($ in thousands)
Gross profit	$25,962	$23,799	$2,163		9%

Gross margin	65.6%	66.3%	(0.7%	)	*

*Not applicable

Gross Profit. Gross profit increased $2.2 million, or 9%, to $26.0 million for the three months ended March 31, 2022, and gross margin decreased 70 basis points to 65.6% in the period. The increase in gross profit was driven primarily by increased sales from bovine grafts and valvulotomes. The decrease in the gross margin was driven primarily by an increase in labor costs, unfavorable product mix, including higher sales of comparatively low margin polyester grafts, unfavorable changes in foreign currency exchange rates and manufacturing inefficiencies largely related to bovine carotid patches.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2022	2021	$ Change	change

Sales and marketing	$7,850	$6,466	$1,384	21%
General and administrative	7,252	6,544	708	11%
Research and development	2,932	2,844	88	3%
Total	$18,034	$15,854	$2,180	14%

	Three months ended March 31,
	2022	2021
	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	18%	2%
General and administrative	18%	18%	0%
Research and development	7%	8%	(1%)

Sales and marketing. For the three months ended March 31, 2022, sales and marketing expense increased 21% to $7.9 million. The increase was driven primarily by higher sales rep headcount, resulting in higher salaries and related expenses of $1.1 million, including higher selling commissions of approximately $0.3 million. Travel and related expenses were also higher by $0.2 million. Expense reduction programs implemented during the second quarter of 2020 through the fiscal year 2021 in response to the COVID-19 global pandemic, including a reduction in force, lowered expenses for the three months ended March 31, 2021. Since the pandemic has abated, we have hired in many areas, including our sales force. As a percentage of net sales, sales and marketing expense increased to 20% for the three months ended March 31, 2022, up from 18% in the prior period.

General and administrative. For the three months ended March 31, 2022, general and administrative expenses increased 11% to $7.3 million. Compensation and related expenses increased by $0.7 million, largely due to salary and stock-based compensation increases, as well as an increase in personnel. As a percentage of sales, general and administrative expenses were unchanged at 18% for each of the three month periods ended March 31, 2022 and 2021, respectively.

Research and development. For the three months ended March 31, 2022, research and development expense increased $0.1 million, or 3%, to $2.9 million.  The increase was driven by higher salaries and related expenses of $0.4 million, as well as an increase in personnel. These increases were largely offset by a decrease in professional fees and outside services of $0.3 million. As a percentage of sales, total research and development expense decreased to 7% for the three months ended March 31, 2022, from 8% in the prior period.

Income tax expense. We recorded a tax provision of $2.0 million on pre-tax income of $8.0 million for the three months ended March 31, 2022, compared to a $1.6 million tax provision on pre-tax income of $7.5 million for the three months ended March 31, 2021. Our effective income tax rate was 24.5% for the three month period ended March 31, 2022. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.5%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

Our effective income tax rate was 20.8% for the three month period ended March 31, 2021. Our 2021 provision was based on the estimated annual effective tax rate of 24.0%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three month period ended March 31, 2021 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of March 31, 2022, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At March 31, 2022, our cash and cash equivalents were $15.6 million as compared to $13.9 million at December 31, 2021. We also had $55.3 million in short-term marketable securities as of March 31, 2022 and $56.1 million as of December 31, 2021. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund.

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

We recognized operating income of $7.9 million for the three months ended March 31, 2022. For the year ended December 31, 2021, we had operating income of $36.4 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	the costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	the costs associated with our initiatives to sell direct-to-hospital in new countries;

•	the costs of obtaining and maintaining U.S. FDA and other regulatory clearances for our existing and future products;

•	the costs associated with obtaining European MDR clearances for our existing and future products;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, repay outstanding debt, pay dividends, repurchase shares of our common stock and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or take out a loan. The sale of additional equity and debt securities may result in dilution to our stockholders, as was the case with our July 2021 equity offering. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On April 26, 2022 our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on June 2, 2022, to stockholders of record at the close of business on May 17, 2022.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2022	2021	Net Change
Cash and cash equivalents	$15,560	$23,525	$(7,965)

Cash flows provided by (used in):
Operating activities	$4,711	$6,074	$(1,363)
Investing activities	(536)	(1,060)	524
Financing activities	(2,380)	(7,965)	5,585

Net cash provided by operating activities. Net cash provided by operating activities was $4.7 million for the three months ended March 31, 2022, consisting of $6.0 million in net income, adjustments for non-cash or non-operating items of $3.6 million (including primarily depreciation and amortization of $2.4 million, stock-based compensation of $1.2 million, provisions for inventory write-offs and doubtful accounts of $0.6 million), and also a net use of working capital of $5.0 million. The net cash used for working capital was driven by an increase in accounts receivable of $2.0 million, an increase in inventory and other deferred costs of $1.3 million, and payments of accounts payable and accrued liabilities of $3.4 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $1.7 million.

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

Net cash used in investing activities. Net cash used in investing activities was $0.5 million for the three months March 31, 2022, consisting of expenditures on equipment and technology.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2021, consisting of expenditures on equipment and technology.

Net cash used in financing activities. Net cash used in financing activities was $2.4 million for the three months ended March 31, 2022, consisting primarily of a dividend payment of $2.7 million. This use of cash was partly offset by proceeds from stock option exercises of $0.4 million, net of shares repurchased to cover employee payroll taxes.

Net cash used in financing activities was $8.0 million for the three months ended March 31, 2021, consisting primarily of payments made on our long-term debt of $7.0 million and a dividend payment of $2.3 million. These uses of cash were partly offset by proceeds from stock option exercise of $1.3 million, net of shares repurchased to cover employee payroll taxes.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in our critical accounting policies during the three months ended March 31, 2022. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2022 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2022 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 10, 2022, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

If we do not comply with international regulatory requirements to market our products outside the United States or are required to modify our operations or products as a result of such requirements, our business will be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. These requirements and the amount of time required for approval may differ from our experiences with the U.S. FDA. In some countries, we rely on our international distributors to obtain premarket approvals, complete product registrations, comply with clinical trial requirements, and complete those steps that are customarily taken in the applicable jurisdictions to comply with governmental and quasi-governmental regulation. In the future, we expect to continue to rely on distributors in this manner in those countries where we market and sell our products through them. Failure to satisfy these foreign regulations would impact our ability to sell our products in these countries and could cause our business to suffer. There can be no assurance that we will be able to obtain or maintain the required regulatory approvals in these countries.

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

The CE mark for our Omniflow II graft is currently being transferred to our Burlington headquarters due to our discontinuation of operations in North Melbourne, Australia in June 2020.  While the MDD CE mark has been secured, receipt of approval from our Notified Body for our validation activities has been delayed, and as a result, Burlington-built product is not yet available for sale on the European market. We currently expect approval by the end of Q2 2022. The inventory of such products held by our European subsidiary is insufficient, and as a result, we have begun to experience backorders for Omniflow II while we await Notified Body approval.  As of April 29, 2022, backorders of Omniflow II subject to CE marking requirements totaled $0.1 million. If the approval of these validation activities for Omniflow II is materially delayed further, or withheld, our EMEA revenues could be further impacted and our business could be harmed.

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and which took effect as of May 26, 2021. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us. Until recently, our preparation of filings under the MDR had been delayed due to our work on the MDD CE mark reinstatement referred to above. If we fail to obtain new CE marks under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. These types of more stringent restrictions on our products as they transition to MDR could impact sales of our products and/or their gross margins could be adversely impacted. For example, under the MDD CE mark issued for XenoSure in 2021, the indications for its use no longer include neuro or cardiac applications, indications for which the product was previously approved. Removal of these indications may cause a loss of roughly $1.0 million of annual sales. Additionally, only XenoSure made from bovine pericardium sourced from certain of our suppliers is permitted to be sold under the new CE mark. While our existing suppliers are meeting our demand for tissue supply, there can be no assurance that they will meet or sustain higher levels of demand in the future. If they cannot meet our demand for tissue supply, our ability to supply conforming XenoSure devices to our EMEA customers may be impacted and our sales may suffer. Additionally, the tissue from the two approved tissue suppliers is significantly more expensive than that sourced from the third supplier. As a result, our EMEA gross margin for XenoSure has been negatively impacted. The Company is pursuing a path to reinstate the third supplier, although no assurances can be given.

Additionally, significant changes to our devices may trigger a requirement to file for an MDR CE mark earlier than expected, which could result in backorders. For example, in March 2020, we learned that a chemical used in our latex formulation was obsoleted. As a result, we submitted our new latex formulation to one of our Notified Bodies for review and acceptance under our Pruitt F3 shunt MDD CE mark. Our Notified Body determined that the change is significant under the rules of the MDD and as such we cannot implement that change under the MDD rules. We filed for an MDR CE mark on that device in Q4 2021, and we currently await the results of our MDR review. We anticipate approval for that device in Q4 2022, though no assurance can be given as to timing or result. We believe inventory for our Pruitt F3 shunt will likely only be sufficient to supply customers until the end of Q3 2022, based on historical sales, and as a result, we may begin to experience backorders for the Pruitt F3 shunt while we await approval by our Notified Body. If we fail to obtain a new CE mark under MDR on this product in a timely manner, or at all, future sales of this product in the EU could be adversely impacted, though we could pursue mitigation strategies, including country-by-country derogations.

As a result of the United Kingdom’s exit from the EU, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) has announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until June 30, 2023. Following such date, all devices marketed in the U.K. will require U.K. Conformity Assessed (UKCA) marks certified by a U.K. approved Notified Body. We intend to seek such marks for our products currently sold on the U.K. market, but we expect that we will only receive UKCA marks for products representing approximately 50% of our revenues in the U.K. by such date. We intend to place inventory with our U.K. subsidiary in amounts that we believe are sufficient to cover the period between July 1, 2023 and the point in time when will expect to have received UKCA marks for all of our UK products. However, there could be delays in obtaining these UKCA marks, which could lead to U.K. backorders. To the extent that we fail to obtain UKCA marks by this June 30, 2023 deadline, or at all, our sales in the U.K. could be negatively affected.

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

The closure of our French factory could impact our sales and profitability.

We plan to halt all operations, terminate the employment of all employees and close our factory in St. Etienne, France by June 30, 2022. Prior to that date, we intend to build inventory of our Wovex/Dialine polyester grafts and Chevalier valvulotome at that factory to meet our ongoing commitments. Though Chevalier valvulotome and Wovex/Dialine customers may purchase replacement products manufactured in our Burlington facilities, there can be no assurance that sales of such products will be sustained at the same or similar levels after the St. Etienne manufactured inventory is depleted. We are also discontinuing St. Etienne's OEM sales, and we previously discontinued production of surgical glue at that factory. Additionally, we expect to incur charges of approximately $3.2 million in connection with the closure. If the amount of time, effort and/or expense associated with the closure is materially higher than our initial estimates, then the closure could consume more resources than expected and could impact our profitability more significantly than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
January 1, 2022 through January 31, 2022	2,799	$48.53	N/A	N/A
February 1, 2022 through February 28, 2022	150	$42.90	N/A	N/A
March 1, 2022 through March 31, 2022	67	$45.73	N/A	N/A
Total	3,016	$48.19	N/A	N/A

(1) For the three months ended March 31, 2022, we repurchased 3,016 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2022.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director