Form 10-Q
period 2022-06-30
LEMAITRE VASCULAR INC
filed 2022-08-05
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 21,962,869 shares of common stock, $.01 par value per share, outstanding as of July 29, 2022.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2022	2021
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$20,788	$13,855
Short-term marketable securities	54,895	56,104
Accounts receivable, net of allowances of $792 at June 30, 2022 and $679 at December 31, 2021	21,542	19,631
Inventory and other deferred costs	47,192	46,104
Prepaid expenses and other current assets	3,243	4,189
Assets held for sale	826	-
Total current assets	148,486	139,883

Property and equipment, net	15,753	17,059
Right-of-use leased assets	16,290	15,071
Goodwill	65,945	65,945
Other intangibles, net	49,598	52,710
Deferred tax assets	2,369	1,566
Other assets	984	568
Total assets	$299,425	$292,802

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,844	$2,340
Accrued expenses	17,009	16,332
Acquisition-related obligations	1,758	1,271
Lease liabilities - short-term	1,794	1,870
Total current liabilities	23,405	21,813

Lease liabilities - long-term	15,420	14,067
Deferred tax liabilities	64	70
Other long-term liabilities	2,503	2,701
Total liabilities	41,392	38,651

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,520,888 shares at June 30, 2022, and 23,477,784 shares at December 31, 2021	235	235
Additional paid-in capital	184,605	181,630
Retained earnings	92,190	88,125
Accumulated other comprehensive loss	(6,444)	(3,435)
Treasury stock, at cost; 1,558,019 shares at June 30, 2022 and 1,554,905 shares at December 31, 2021	(12,553)	(12,404)
Total stockholders’ equity	258,033	254,151
Total liabilities and stockholders’ equity	$299,425	$292,802

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$42,108	$40,670	$81,669	$76,553
Cost of sales	14,298	13,909	27,897	25,993

Gross profit	27,810	26,761	53,772	50,560

Sales and marketing	8,242	6,803	16,092	13,269
General and administrative	7,331	6,200	14,583	12,744
Research and development	3,346	2,652	6,278	5,496
Restructuring	3,107	-	3,107	-

Total operating expenses	22,026	15,655	40,060	31,509

Income from operations	5,784	11,106	13,712	19,051

Other income (expense):
Interest income	167	1	275	2
Interest expense	-	(495)	-	(1,072)
Foreign currency gain (loss)	(403)	(157)	(443)	(33)

Income before income taxes	5,548	10,455	13,544	17,948
Provision for income taxes	2,033	2,156	3,991	3,720

Net income	$3,515	$8,299	$9,553	$14,228

Earnings per share of common stock:
Basic	$0.16	$0.40	$0.44	$0.69
Diluted	$0.16	$0.40	$0.43	$0.68

Weighted-average shares outstanding:
Basic	21,958	20,611	21,947	20,579
Diluted	22,129	20,959	22,115	20,900

Cash dividends declared per common share	$0.125	$0.110	$0.250	$0.220

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$3,515	$8,299	$9,553	$14,228
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,226)	220	(1,526)	(717)
Unrealized gain (loss) on short-term marketable securities	(594)	-	(1,483)	(1)
Total other comprehensive income (loss)	(1,820)	220	(3,009)	(718)

Comprehensive income	$1,695	$8,519	$6,544	$13,510

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

Net income				6,038				6,038
Other comprehensive income (loss)					(1,189)			(1,189)
Issuance of common stock for stock options exercised	24,917	-	508					508
Vested restricted stock units	7,158	-	-					-
Stock-based compensation expense			1,167					1,167
Repurchase of common stock for net settlement of equity awards						3,016	(145)	(145)
Common stock dividend paid				(2,743)				(2,743)

Balance at March 31, 2022	23,509,859	235	183,305	91,420	(4,624)	1,557,921	(12,549)	257,787

Net income				3,515				3,515
Other comprehensive income (loss)					(1,820)			(1,820)
Issuance of common stock for stock options exercised	10,808	-	164					164
Vested restricted stock units	221	-	-					-
Stock-based compensation expense			1,136					1,136
Repurchase of common stock for net settlement of equity awards						98	(4)	(4)
Common stock dividend paid				(2,745)				(2,745)

Balance at June 30, 2022	23,520,888	$235	$184,605	$92,190	$(6,444)	1,558,019	$(12,553)	$258,033

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				5,929				5,929
Other comprehensive income (loss)					(938)			(938)
Issuance of common stock for stock options exercised	63,895	-	1,385					1,385
Vested restricted stock units	5,974	-	-					-
Stock-based compensation expense			927					927
Repurchase of common stock for net settlement of equity awards						2,241	(88)	(88)
Common stock dividend paid				(2,262)				(2,262)

Balance at March 31, 2021	22,131,423	221	117,236	74,221	(2,463)	1,540,813	(11,690)	177,525

Net income				8,299				8,299
Other comprehensive income (loss)					220			220
Issuance of common stock for stock options exercised	70,355	1	1,186					1,187
Vested restricted stock units	-	-	-					-
Stock-based compensation expense			869					869
Common stock dividend paid				(2,267)				(2,267)

Balance at June 30, 2021	22,201,778	$222	$119,291	$80,253	$(2,243)	1,540,813	$(11,690)	$185,833

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2022	2021
	(in thousands)
Operating activities
Net income	$9,553	$14,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,817	5,261
Stock-based compensation	2,303	1,796
Fair value adjustment to contingent consideration obligations	(54)	99
Provision for doubtful accounts	141	133
Provision for inventory write-downs	1,671	2,154
Loss on disposal of property and equipment	95	-
Loss on divestitures	1,954	-
Foreign currency transaction loss	(919)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(2,610)	(1,486)
Inventory and other deferred costs	(3,536)	(2,044)
Prepaid expenses and other assets	403	447
Accounts payable and other liabilities	141	(4,603)
Net cash provided by operating activities	13,959	15,971

Investing activities
Purchases of property and equipment and other assets	(1,509)	(2,462)
Net cash used in investing activities	(1,509)	(2,462)

Financing activities
Payment of long-term debt	-	(16,000)
Proceeds from issuance of common stock	672	2,113
Purchase of treasury stock for net settlement of equity awards	(149)	(88)
Common stock cash dividend paid	(5,488)	(4,529)
Net cash used in financing activities	(4,965)	(18,504)

Effect of exchange rate changes on cash and cash equivalents	(552)	(228)
Net increase (decrease) in cash and cash equivalents	6,933	(5,223)
Cash and cash equivalents at beginning of period	13,855	26,764
Cash and cash equivalents at end of period	$20,788	$21,541

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular grafts and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Kensington, Australia; Tokyo, Japan; Shanghai, China; Singapore; and Seoul, Korea.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of August 5, 2022, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2022	2021	2022	2021
	($ in thousands)		($ in thousands)

Americas	$28,854	$27,329	$55,397	$51,028
Europe, Middle East and Africa	10,749	10,803	21,243	20,665
Asia Pacific	2,505	2,538	5,029	4,860
Total	$42,108	$40,670	$81,669	$76,553

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and are general adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

We recognize, measure, present and disclose in our financial statements any uncertain tax positions that we have taken, or expect to take on a tax return. We operate in multiple taxing jurisdictions, both inside and outside the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2022 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and certain foreign losses not benefitted due to a valuation allowance. Our 2021 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2022, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $702,000. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2030. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2022
(in thousands)
Unrecognized tax benefits as of December 31, 2021	$768
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(66)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of June 30, 2022	$702

As of June 30, 2022, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2018 and forward
Foreign	2014 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$13,434	$5,945
Work-in-process	3,057	9,416
Finished products	25,269	25,286
Other deferred costs	5,432	5,457

Total inventory and other deferred costs	$47,192	$46,104

We had inventory on consignment at customer sites of $1.8 million and $2.1 million at June 30, 2022 and December 31, 2021, respectively.

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

The fair market valuations associated with these transactions fall within Level 3 (see Note 15) of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our due diligence models, most recent operational budgets, long-range strategic plans and other estimates.

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the biologic graft business from Artegraft, Inc., which subsequent to the closing changed their name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of the assets related to its business of manufacturing, marketing, sale and distribution of bovine grafts (Products) other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount was held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc. and subsequently was released to Artegraft, Inc. by mutual consent of the parties.

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

The Artegraft APA includes a catch-up feature on the earn-outs such that, at the end of the three-year period, if the sum of the unit sales for all three years is greater than or equal to 58,240 unit sales (80% of the combined individual-year targets), Artegraft, Inc. will receive a “catch-up payment” in an amount equal to (a) $17,500,000 times a fraction, the numerator of which is the aggregate number of unit sales for the three-year period, and the denominator of which is 72,800 less (b) any individual-year earn-out previously paid. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the closing of the acquisition, as well as the time value of money until payment. This amount will be remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. As of June 30, 2022 the fair value of the liability is $0.2 million.

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

The following table reflects the allocation of purchase consideration to the acquired intangible assets and related estimated useful lives:

	Allocated	Estimated
	Fair Value	Useful Life
	(in thousands)
Customer relationships	$20,310	15.0 years
Intellectual property	16,449	10.0 years
Non-compete agreement	104	5.0 years
Tradenames	2,193	10.0 years

Total intangible assets	$39,056

The weighted-average amortization period of the acquired intangible assets was 12.6 years.

5. Divestitures

On April 26, 2022, we committed to a plan to close our St. Etienne, France factory, which supported our LeMaitre Cardial SAS (Cardial) business, in order to streamline manufacturing operations and reduce expenses. The Cardial business consisted of the manufacture of polyester vascular grafts, valvulotomes, surgical glue and selected OEM devices. We acquired the Cardial business in 2018.

On June 30, 2022 we ceased operations at the St. Etienne, France factory and terminated most of the personnel at the site. The closure resulted in a restructuring charge of $3.1 million for the three and six months ended June 30, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs.

As of June 30, 2022, there are assets associated with Cardial that are classified as held for sale. The net assets held for sale represent the St. Etienne, France factory building, building improvements, and land that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” The net assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the next twelve-months.

6. Goodwill and Other Intangible Assets

There was no change to goodwill during the six months ended June 30, 2022. Other intangible assets consist of the following:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$11,914	$17,635	$29,549	$10,473	$19,076
Trademarks, tradenames and licenses	3,647	1,338	2,309	3,647	1,139	2,508
Customer relationships	36,197	7,015	29,182	36,197	5,674	30,523
Other intangible assets	1,461	989	472	1,461	858	603

Total identifiable intangible assets	$70,854	$21,256	$49,598	$70,854	$18,144	$52,710

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2022 is 11.1 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Amortization expense	$1,596	$1,562	$3,112	$3,128

We estimate that amortization expense for the remainder of 2022 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2022	2023	2024	2025	2026	2027
	(in thousands)

Amortization expense	$3,071	$5,952	$5,629	$5,429	$4,983	$4,706

7. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of the Artegraft biologic graft business, we incurred debt in the amount of $65 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25 million revolving credit line that was fully drawn at inception, as well as a $40 million five-year term loan. During the year ended December 31, 2021, we made scheduled principal payments on the term loan of $1.0 million, repaid the loan in full, and terminated the credit agreement in accordance with its terms. During the six months ended June 30, 2021, we made scheduled principal payments on the term loan of $1.0 million and also made additional optional prepayments of $15.0 million.

Under the terms of the agreement, the loans bore interest at a rate per annum of, at our option, either (i) the Base Rate plus an applicable margin of from 1.25% to 1.75% depending on our consolidated leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin of from 2.25% to 2.75% depending on our consolidated leverage ratio. Base Rate was defined in the credit agreement as a fluctuating rate per annum of the Federal Funds rate plus 0.5% or the prime rate of interest established from time to time by KeyBank National Association. At June 30, 2021, all outstanding borrowings were designated as Eurodollar loans and bore interest of 3.25%.

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

At September 30, 2021, the outstanding balances of both the term loan and the revolver were zero, and in September 2021 we cancelled both loan agreements.

8. Leases

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

Our European operations are headquartered at a 21,410 square foot leased facility located in Sulzbach, Germany. During the quarter ended June 30, 2022 we increased our square footage by 4,940 (from 16,470) and extended the lease through June 2031. This lease contains a five-year renewal option. Additionally, during the quarter ending June 30, 2022, we signed a new sales office/warehouse lease in the Seoul, Korea, which includes 2,300 square feet of office space, and expires in April 2027. Finally, we extended our Singapore lease by one-year and it will expire in June 2023.

Similar to prior quarters, we also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021 we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In June 2021 we entered into a six-year lease in Milan, Italy which houses a customer service and warehouse facility. This lease contains a six-year renewal option. We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Spain and Illinois. The lease in Arizona was extended during the quarter ending June 30, 2022, for an additional three years through August 2025, effective as of August 24, 2022. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at June 30, 2022.

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

Additional information with respect to our leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$638	$487	$1,163	$1,094
Short-term lease cost	161	126	324	190
Total lease cost	$799	$613	$1,487	$1,284

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$810	$633	$1,484	$1,381

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,240	$1,261	$2,381	$1,277

Weighted average remaining lease term - operating leases (in years)			8.2	8.2

Weighted average discount rate - operating leases			4.88%	4.86%

At June 30, 2022, the minimum non-cancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2022	$1,463
Year ending December 31,
2023	2,602
2024	2,547
2025	2,530
2026	2,489
2027	2,372
Thereafter	6,973
Adjustment to net present value as of June 30, 2022	(3,762)

Minimum noncancelable lease liability	$17,214

9. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Compensation and related taxes	$10,148	$10,236
Income and other taxes	669	551
Professional fees	121	129
Other	6,071	5,416

Total	$17,009	$16,332

Other long-term liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Aquisition-related liabilities	$1,664	$1,761
Income taxes	691	799
Other	148	141

Total	$2,503	$2,701

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

Most of our revenues are generated in the United States, Germany and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$26,228	$25,172	$50,492	$47,140
Germany	2,870	3,154	5,861	6,217
Other countries	13,010	12,344	25,316	23,196

Net Sales	$42,108	$40,670	$81,669	$76,553

11. Share-based Compensation

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock option awards	$607	$562	$1,226	$1,156
Restricted stock units	391	307	799	640
Performance-based restricted stock units	138	-	278	-

Total share-based compensation	$1,136	$869	$2,303	$1,796

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of sales	$135	$100	$273	$200
Sales and marketing	193	119	402	288
General and administrative	695	557	1,407	1,118
Research and development	113	93	221	190

Total stock-based compensation	$1,136	$869	$2,303	$1,796

During the six-month period ended June 30, 2022, we granted options for the purchase of 984 shares of our common stock. We did not grant any options during the six-month period ended June 30, 2021. During the six months ended June 30, 2022 and 2021, we awarded restricted stock units of 320 and 1,157, respectively. We awarded performance-based restricted stock units of 250 during the six months ended June 30, 2022. We did not award any performance-based restricted stock units during the six-month period ended June 30, 2021. We issued approximately 43,000 and 140,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the six months ended June 30, 2022 and 2021, respectively.

12. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$3,515	$8,299	$9,553	$14,228

Weighted average shares outstanding	21,958	20,611	21,947	20,579

Basic earnings per share	$0.16	$0.40	$0.44	$0.69

Diluted:
Net income available for common stockholders	$3,515	$8,299	$9,553	$14,228

Weighted-average shares outstanding	21,958	20,611	21,947	20,579
Common stock equivalents, if dilutive	171	348	168	321

Shares used in computing diluted earnings per common share	22,129	20,959	22,115	20,900

Diluted earnings per share	$0.16	$0.40	$0.43	$0.68

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	328	-	390	152

13. Stockholders’ Equity

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On July 26, 2022, our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on September 8, 2022, to stockholders of record at the close of business on August 25, 2022.

14. Supplemental Cash Flow Information

	For the six months ended
	June 30,
	2022	2021
	(in thousands)
Cash paid for income taxes, net	$3,991	$6,236

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2022 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2022.

As discussed in Note 4, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine graft business from Artegraft. The agreement requires us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount is being remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations.

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

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Six months ended June 30,
	2022	2021
	(in thousands)
Beginning balance	$1,492	$2,240
Additions	-	-
Payments	-	-
Change in fair value included in earnings	27	61

Ending balance	$1,519	$2,301

16. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Six months ended
	June 30,
	2022	2021
	(in thousands)
Beginning balance	$(3,435)	$(1,525)

Other comprehensive income (loss) before reclassifications	(3,009)	(718)

Ending Balance	$(6,444)	$(2,243)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, particularly risks related to the regulatory environment, our common stock, fluctuations in our quarterly and annual results, our ability to successfully integrate acquisitions into our business, and risks related to our business and industry generally, such as risks inherent in the process of developing and commercializing products and services that are safe and effective for use in the peripheral vascular disease market. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. No forward-looking statement can be guaranteed and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements. These risks and uncertainties include, but are not limited to: the status of our global regulatory approvals and compliance with regulatory requirements to market and sell our products both in the US and outside of the US; the duration and severity of the impact of COVID-19 on the global economy, our customers, our suppliers and our company; the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; the risk that we may not be able to maintain our recent levels of profitability; the risk that the Company may not realize the anticipated benefits of its strategic activities; risks related to the integration of acquisition targets; the acceleration or deceleration of product growth rates; risks related to product demand and market acceptance of the Company’s products and pricing; the risk that a recall of our products could result in significant costs or negative publicity; the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q2 2022, biologics represented 50% of worldwide sales. We view the biologic device offerings favorably, as we believe they represent differentiated and in some cases growing product segments.

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

Our business opportunities include the following:

•	adding complementary products through acquisitions;

•	growing our direct sales force in the United States, Europe, the United Kingdom, Canada and Asia Pacific, including replacing a distributor with our sales personnel;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations in these territories;

•	consolidating and automating product manufacturing at our Burlington, Massachusetts facilities, and

•	updating existing products and introducing new products through research and development.

Our ability to execute on these opportunities on a timely basis, or at all, may be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of June 30, 2022, our sales force was comprised of 111 sales representatives in North America, Europe, the United Kingdom and Asia Pacific, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; and Seoul, Korea. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments. In the valvulotome market, for example, our highly differentiated devices have historically allowed us to increase our selling prices while maintaining unit share. In contrast, we have experienced less success in highly competitive markets such as the polyester vascular graft market, where we face competition from larger companies with greater resources and lower per unit costs. While we believe these challenging market dynamics can be mitigated by our relationships with vascular surgeons, there can be no assurance that we will succeed in highly competitive markets.

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer comparatively lower average selling prices. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

Our strategy for growing our business includes the acquisition of complementary product lines and companies.

•	In July 2019, we entered into an agreement with UreSil, LLC to purchase the remaining assets of their Eze-Sit valve cutter business, including U.S. distribution rights, for $8.0 million.

•

In October 2019, we entered into an agreement with Admedus to purchase the assets of their CardioCel biologic patch business for $15.5 million plus additional payments of up to $7.8 million, depending upon the satisfaction of certain contingencies.

•

In June 2020, we entered into an agreement with Artegraft to purchase the assets of their bovine graft business for $72.5 million plus additional payments of up to $17.5 million, depending upon 2021 – 2023 unit sales.

Occasionally we discontinue or divest products or product lines that are no longer complementary to our business or that are not commercially viable.

•

During 2021, we made decisions to wind down or discontinue TRIVEX powered phlebectomy systems, remote endarterectomy devices and surgical glue. These product lines totaled approximately $2.2 million in 2021 revenues.

•

During 2022, we made the decision to wind down the ProCol graft, AlboSure polyester patch and Latis graft cleaning catheter product lines. These products totaled approximately $0.9 million in 2021 revenues.

From time to time we may undertake SKU reductions and transition sales to other SKUs or products with similar features. For example, in 2022, we decided to initiate the transition of sales of our Syntel spring tip catheter to our NovaSil catheter. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin and customer relationships.

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

•

In May 2022, we entered into a distribution transition agreement with our Korean distributor in order to sell products directly in Korea and dissolve the existing distribution arrangement. We expect to begin selling direct-to-hospital in Korea in January 2023. The distribution termination fees will total approximately $0.5 million.

We also rely, to a much lesser extent, on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration.

•	In March 2022, we received U.S. FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg.

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

•

In June 2022, we closed our St. Etienne, France factory in order to streamline manufacturing operations and to reduce expenses. The Cardial business consisted of the manufacturing of polyester vascular grafts, valvulotomes, surgical glue and select OEM devices. We expect to transition Cardial graft sales to our Burlington-manufactured AlboGraft product for additional cost savings and improved margins. We acquired the Cardial business in 2018.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2022 approximately 38% of our sales took place outside the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the six months ended June 30, 2022, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $2.5 million, as compared to rates in effect for the six months ended June 30, 2021.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures at the onset of the pandemic and then periodically over the last two years when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, in many geographies we have seen restrictions eased, although the prevalence of COVID-19 variants has not always resulted in the re-opening of hospital access. During 2020 and into 2022, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales.

As described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three- and six-month periods ended June 30, 2022 to the three- and six-month periods ended June 30, 2021:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2022	2021	change	2022	2021	change
	($ in thousands)			($ in thousands)
Net sales	$42,108	$40,670	4%	$81,669	$76,553	7%

Net sales by geography:
Americas	$28,854	$27,329	6%	$55,397	$51,028	9%
Europe, Middle East and Africa	10,749	10,803	(0%)	21,243	20,665	3%
Asia Pacific	2,505	2,538	(1%)	5,029	4,860	3%
Total	$42,108	$40,670	4%	$81,669	$76,553	7%

Net sales. Net sales increased by $1.4 million, or 4%, to $42.1 million for the three months ended June 30, 2022, compared to $40.7 million for the three months ended June 30, 2021. The increase was driven primarily by an increase in carotid patch sales of $0.9 million, allograft preservation services of $0.7 million, and bovine graft sales of $0.6 million. Additionally, shunt and valvulotome sales increased by $0.2 million and $0.1 million, respectively. We estimate that the stronger U.S. dollar decreased net sales by $1.7 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Net sales increased by $5.1 million, or 7%, to $81.7 million for the six months ended June 30, 2022, compared to $76.6 million for the six months ended June 30, 2021. The increase was driven primarily by an increase in carotid patch sales of $1.6 million, bovine graft sales of $1.6 million and allograft preservation services of $1.4 million. Additionally, shunt and valvulotome sales increased by $0.9 million and $0.5 million, respectively. We estimate that the stronger U.S. dollar decreased net sales by $2.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Direct-to-hospital net sales were 95% of our total net sales for the six months ended June 30, 2022 and June 30, 2021.

Net sales by geography. Net sales in the Americas increased $1.5 million, or 6%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was driven primarily by increased allograft preservation services of $0.6 million, increased bovine graft sales of $0.6 million, and increased shunt sales of $0.3 million.

Net sales in the Americas increased $4.4 million, or 9%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was driven primarily by increased bovine graft sales of $1.6 million, increased allograft preservation services of $1.2 million, and increased shunt sales of $0.5 million. Additionally, valvulotome and carotid patch sales both increased by $0.4 million, respectively.

EMEA net sales decreased $0.1 million, or 0.5%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was driven primarily by decreased ovine graft sales of $0.4 million largely due to the lack of a CE mark for Burlington produced devices, and decreased surgical glue sales of $0.2 million, as surgical glue sales were discontinued during the most recent period. The decreased sales were offset by increased carotid patch sales of $0.4 million, and increased valvulotome sales of $0.2 million.

EMEA net sales increased $0.6 million, or 3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was driven primarily by increased carotid patch sales of $0.8 million, increased shunt sales of $0.5 million, and increased valvulotome sales of $0.3 million. The increased sales were partial offset by decreased ovine graft sales of $0.6 million largely due to the lack of a CE mark for Burlington-produced devices, and decreased surgical glue sales of $0.3 million.

Asia Pacific net sales decreased $33,000, or 1%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was driven primarily by decreased occlusion catheter sales of $0.1 million, decreased shunt sales of $0.1 million, and decreased valvulotome sales of $0.1 million. The decreased sales were offset by increased carotid patch sales of $0.2 million.

Asia Pacific net sales increased $0.2 million, or 3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was driven primarily by increased carotid patch sales of $0.4 million offset by decreased shunt sales of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2022	2021	Change	change	2022	2021	Change	change
	($ in thousands)				($ in thousands)
Gross profit	$27,810	$26,761	$1,049	4%	$53,772	$50,560	$3,212	6%

Gross margin	66.0%	65.8%	0.2%	*	65.8%	66.0%	(0.2%)	*

*Not applicable

Gross Profit. Gross profit increased $1.0 million, or 4%, to $27.8 million for the three months ended June 30, 2022, and gross margin increased 20 basis points to 66.0% in the period. The increase in gross profit was driven primarily by increased sales from carotid patch, allograft, and bovine grafts. The increase in gross margin was driven primarily by increased manufacturing efficiencies, lower charges for excess and obsolete inventory, and increased bovine graft sales which carry comparatively higher gross margins, partially offset by unfavorable changes in foreign currency exchange rates.

Gross profit increased $3.2 million, or 6%, to $53.8 million for the six months ended June 30, 2022, and gross margin decreased 20 basis points to 65.8% in the period. The increase in gross profit was driven primarily by increased sales from carotid patch, bovine graft, and allografts. The decrease in the gross margin was driven primarily by an increase in labor costs, unfavorable product mix, including higher sales of comparatively low margin polyester grafts, unfavorable changes in foreign currency exchange rates and manufacturing inefficiencies largely related to bovine carotid patches.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2022	2021	$ Change	change	2022	2021	$ Change	change

Sales and marketing	$8,242	$6,803	$1,439	21%	$16,092	$13,269	$2,823	21%
General and administrative	7,331	6,200	1,131	18%	14,583	12,744	1,839	14%
Research and development	3,346	2,652	694	26%	6,278	5,496	782	14%
Restructuring	3,107	-	3,107	*	3,107	-	3,107	*
Total	$22,026	$15,655	$6,371	41%	$40,060	$31,509	$8,551	27%

	Three months ended June 30,			Six months ended June 30,
	2022	2021		2022	2021
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	17%	3%	20%	17%	3%
General and administrative	17%	15%	2%	18%	17%	1%
Research and development	8%	7%	1%	8%	7%	1%
Restructuring	7%	0%	7%	4%	0%	4%
* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2022, sales and marketing expense increased 21% to $8.2 million. The increase was driven primarily by higher salaries and related expenses of $1.1 million, including higher commissions of approximately $0.3 million. The number of sales reps increased from 88 to 111 from June 30, 2021 to June 30, 2022. We also added 2 additional regional sales managers during this time. Travel and related expenses were also higher by $0.2 million. Expense reduction programs implemented during the second quarter of 2020 through the fourth quarter of 2021 in response to the COVID-19 global pandemic, including a reduction in force, lowered expenses for the three months ended June 30, 2021. We have since rehired in many areas, including our sales force. As a percentage of net sales, sales and marketing expense increased to 20% for the three months ended June 30, 2022, up from 17% in the prior period.

For the six months ended June 30, 2022, sales and marketing expense increased 21% to $16.1 million. The increase was driven by higher salaries and related expenses of $2.2 million, including higher commissions of approximately $0.7 million. Travel and related expenses were also higher by $0.4 million. As a percentage of net sales, sales and marketing expense increased to 20% for the six months ended June 30, 2022, up from 17% in the prior period.

General and administrative. For the three months ended June 30, 2022, general and administrative expenses increased 18% to $7.3 million. The increase was driven primarily by higher salaries and related expenses of $0.6 million, as well as an increase in personnel. Outside services expense also increased by $0.4 million. As a percentage of sales, general and administrative expense increased to 17% for the three months ended June 30, 2022, up from 15% in the prior period.

For the six months ended June 30, 2022, general and administrative expenses increased 14% to $14.6 million. The increase was driven primarily by higher salaries and related expenses of $1.3 million, as well as an increase in personnel. Outside services expense also increased by $0.4 million. As a percentage of net sales, general and administrative expense increased to 18% for the six months ended June 30, 2022, up from 17% in the prior period.

Research and development. For the three months ended June 30, 2022, research and development expense increased 26% to $3.3 million.  The increase was driven primarily by higher salaries and related expenses of $0.2 million, as well as an increase in personnel. Outside services and testing also increased by $0.5 million due to higher consulting and third-party costs associated with regulatory approvals, as well as testing related to our biologic products. As a percentage of sales, total research and development expense increased to 8% for the three months ended June 30, 2022, from 7% in the prior period.

For the six months ended June 30, 2022, research and development expenses increased 14% to $6.3 million. The increase was driven primarily by higher salaries and related expenses of $0.6 million, as well as an increase in personnel. Outside services and testing also increased by $0.2 million. As a percentage of net sales, total research and development expense increased to 8% for the six months ended June 30, 2022, from 7% in the prior period.

Restructuring. For the three and six months ended June 30, 2022, restructuring expense was $3.1 million. On June 30, 2022 we ceased operations at the St. Etienne, France factory and terminated most of the personnel at the site. The closure resulted in a restructuring charge of $3.1 million for the three and six months ended June 30, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs. Total costs associated with the closure are expected to be approximately $3.5 million.

Income tax expense. We recorded a tax provision of $2.0 million on pre-tax income of $5.5 million for the three months ended June 30, 2022, compared to a $2.2 million tax provision on pre-tax income of $10.5 million for the three months ended June 30, 2021. We recorded a tax provision of $4.0 million on pre-tax income of $13.5 million for the six months ended June 30, 2022, compared to a tax provision of $3.7 million on pre-tax income of $17.9 million for the six months ended June 30, 2021. Our effective income tax rate was 36.7% and 29.5% for the three and six month periods ended June 30, 2022. Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. There is an exception to the estimated annual income tax rate calculation when there are losses in a jurisdiction that have a valuation allowance. The Company incurred losses in 2022 that are not benefitted in connection with the closure of the St. Etienne, France factory. Accordingly, the company has removed the pre-tax losses of its French subsidiary to calculate the annual effective tax rate. As such, our tax expense for the current period is based on an estimated annual effective tax rate of 24.6%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and certain foreign losses not benefitted due to a valuation allowance. When the French subsidiary’s ordinary pre-tax loss is removed, our effective income tax rate is 23.7% and 24.1% for the three and six month periods ended June 30, 2022. As noted above, the effective income tax rate on unadjusted pre-tax income of $5.5 million and $13.5 million for the three and six month periods ended June 30, 2022, results in effective tax rates of 36.7% and 29.5% for the three and six month periods ended June 30, 2022, respectively. The primary factors affecting the Company’s recalculated effective tax rate for the three and six month periods ended June 30, 2022, were certain foreign losses not benefitted due to a valuation allowance.

Our effective income tax rate was 20.6% and 20.7% for the three and six month periods ended June 30, 2021. Our 2021 provision was based on the estimated annual effective tax rate of 24.1%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the six month period ended June 30, 2021 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of June 30, 2022, we have provided a valuation allowance of $2.5 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards, Massachusetts tax credit carry forwards, and France (Cardial) net operating loss carry forwards that are not expected to be realized.

Liquidity and Capital Resources

At June 30, 2022, our cash and cash equivalents were $20.8 million as compared to $13.9 million at December 31, 2021. We also had $54.9 million in short-term marketable securities as of June 30, 2022 and $56.1 million as of December 31, 2021. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of June 30, 2022 our short-term marketable securities reflected an unrealized loss of $1.8 million as a result of increasing market interest rates.

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

In November 2021, we terminated the credit agreement, including the revolving line of credit, as permitted under the original agreement.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $13.7 million for the six months ended June 30, 2022. For the year ended December 31, 2021, we had operating income of $36.4 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On July 26, 2022 our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on September 8, 2022, to stockholders of record at the close of business on August 25, 2022.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2022	2021	Net Change
Cash and cash equivalents	$20,788	$21,541	$(753)

Cash flows provided by (used in):
Operating activities	$13,959	$15,971	$(2,012)
Investing activities	(1,509)	(2,462)	953
Financing activities	(4,965)	(18,504)	13,539

Net cash provided by operating activities. Net cash provided by operating activities was $14.0 million for the six months ended June 30, 2022, consisting of $9.6 million in net income, adjustments for non-cash or non-operating items of $10.0 million (including primarily depreciation and amortization of $4.8 million, stock-based compensation of $2.3 million, provisions for inventory write-offs and doubtful accounts of $1.8 million, and loss on divestiture of $2.0 million), and also a net use of working capital of $5.6 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $3.5 million and an increase in accounts receivable of $2.6 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.4 million and increase of accounts payable of $0.1 million.

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

Net cash used in investing activities. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2022, consisting of expenditures on equipment and technology.

Net cash used in investing activities was $2.5 million for the six months ended June 30, 2021, consisting of expenditures on equipment and technology.

Net cash used in financing activities. Net cash used in financing activities was $5.0 million for the six months ended June 30, 2022, consisting primarily of a dividend payment of $5.5 million. This use of cash was partly offset by proceeds from stock option exercises of $0.5 million, net of shares repurchased to cover employee payroll taxes.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in our critical accounting policies during the six months ended June 30, 2022. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2022 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 5, 2022, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

If any or all of the foregoing were to occur, our business, results of operations, and brand could be materially adversely affected.

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable requirements, our manufacturing or processing operations could be disrupted, our sales and profitability could suffer, and we may become subject to a wide variety of FDA enforcement actions.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply with any regulatory requirements, it can institute a wide variety of enforcement actions, including, but not limited to, warning letters, fines and penalties, injunctions, civil or criminal charges, mandatory recalls, and withdrawal of clearances to sell products.

We and some of our suppliers must comply with the FDA’s Quality System Regulation, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. Our Fox River Grove operations must comply with the FDA’s current Good Tissue Practices, which are the FDA regulatory requirements for the processing of human tissue. The FDA enforces its regulations through pre-announced and unannounced inspections. We have been, and anticipate in the future being, subject to such inspections by the FDA and other regulatory bodies. The timing and scope of future audits is unknown and it is possible, despite our efforts to ensure that our quality systems and the operation of our manufacturing facilities remain in compliance with U.S, and non-U.S. regulatory requirements, that audits may result in one or more unsatisfactory results. If we or one of our suppliers fails an inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us, and our operations could be disrupted and our manufacturing delayed. For example, the FDA concluded a six week inspection of our Burlington facilities in June 2022. The inspection, which primarily focused on the manufacturing activities for our XenoSure biologic patch, yielded five FDA Form 483 observations with numerous examples cited by the FDA in support. Notwithstanding the FDA’s observations, based on our controls and empirical evidence, we believe that our products remain safe and effective for their intended use. We responded to the FDA with an extensive corrective action plan, and we have begun to address their findings. However, there can be no assurance that the FDA will be satisfied with our proposed actions or risk mitigation activities. As a result, the FDA may choose to take enforcement action against our firm, including by issuing a warning letter to us, requesting or mandating a recall of certain lots of our XenoSure patches or taking any of the other enforcement actions described above.  If the FDA were to issue a warning letter to us, it could trigger additional audits by regulators from other geographies, consume additional internal and financial resources, interrupt our operations and have a material adverse impact on our business, results of operations and brand.

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

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and which took effect as of May 26, 2021. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us. Until recently, our preparation of filings under the MDR had been delayed due to our work on the MDD CE mark reinstatement referred to above. As a result, we may not receive CE marks under MDR on a timely basis, which could lead to backorders if we have not placed sufficient inventory on the EU market before our CE mark under MDD expires in order to bridge any gap between such CE mark and a new CE mark under MDR. For example, the arrangement under which Admedus agreed to manufacture and supply us with CardioCel and VascuCel inventory expires on July 11, 2023.and we may not receive a CE mark under MDR for such products until Q2 2024. If we are unable to procure sufficient inventory to cover such gap period, then we could encounter backorders in CardioCel and VascuCel until receipt of CE marks under MDR for such products in 2024. If we fail to obtain new CE marks under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

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

Additionally, significant changes to our devices may trigger a requirement to file for an MDR CE mark earlier than expected, which could result in backorders. For example, in March 2020, we learned that a chemical used in our latex formulation was obsoleted. As a result, we submitted our new latex formulation to one of our Notified Bodies for review and acceptance under our Class III Pruitt F3 shunt MDD CE mark. Our Notified Body determined that the change is significant under the rules of the Class III MDD and as such we cannot implement that change under the Class III MDD rules. We filed for an MDR CE mark on that device in Q4 2021, and we currently await the results of our MDR review. We anticipate approval for that device in Q4 2022, though no assurance can be given as to timing or result. We believe inventory for our Pruitt F3 shunt will likely only be sufficient to supply customers until the end of Q3 2022, based on historical sales, and as a result, we may begin to experience backorders for the Pruitt F3 shunt while we await approval by our Notified Body. If we fail to obtain a new CE mark under MDR on this product in a timely manner, or at all, future sales of this product in the EU could be adversely impacted, though we could pursue mitigation strategies, including country-by-country derogations.

As a result of the United Kingdom’s exit from the EU, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) has announced that devices marketed in the U.K. will require U.K. Conformity Assessed (UKCA) marks certified by a U.K. approved Notified Body following the expiration of a transition period. During the transition period, CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market.  The MHRA previously indicated that the transition period would remain in effect until June 30, 2023. On June 26, 2022, the MHRA announced its intention to establish a transitionary arrangement that would extend this deadline and allow medical devices with valid MDD CE marks to continue to be sold in the U.K. until the expiration of such CE marks.  For all of our CE marked products except CardioCel and VascuCel, this would result in an extension of the transition period until May 25, 2024.  Following such date (and in the case of CardioCel and VascuCel, following August 13, 2023), our devices marketed in the U.K. will require U.K. Conformity Assessed (UKCA) marks certified by a U.K. approved Notified Body. We intend to seek such marks for our products currently sold on the U.K. market.  If we fail to obtain UKCA marks in a timely manner, or at all, future sales of our products in the U.K. could be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
April 1, 2022 through April 30, 2022	33	$47.85	N/A	N/A
May 1, 2022 through May 31, 2022	65	$39.05	N/A	N/A
June 1, 2022 through June 30, 2022	-	$-	N/A	N/A
Total	98	$41.79	N/A	N/A

(1) For the three months ended June 30, 2022, we repurchased 98 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2022.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director