Form 10-Q
period 2022-09-30
LEMAITRE VASCULAR INC
filed 2022-11-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 22,000,880 shares of common stock, $.01 par value per share, outstanding as of October 31, 2022.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2022	2021
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$16,913	$13,855
Short-term marketable securities	62,826	56,104
Accounts receivable, net of allowances of $778 at September 30, 2022 and $679 at December 31, 2021	20,094	19,631
Inventory and other deferred costs	47,711	46,104
Prepaid expenses and other current assets	4,842	4,189
Assets held for sale	756	-
Total current assets	153,142	139,883

Property and equipment, net	15,351	17,059
Right-of-use leased assets	15,785	15,071
Goodwill	65,945	65,945
Other intangibles, net	48,063	52,710
Deferred tax assets	2,789	1,566
Other assets	973	568
Total assets	$302,048	$292,802
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,848	$2,340
Accrued expenses	17,400	16,332
Acquisition-related obligations	1,363	1,271
Lease liabilities - short-term	1,828	1,870
Total current liabilities	23,439	21,813
Lease liabilities - long-term	14,897	14,067
Deferred tax liabilities	60	70
Other long-term liabilities	2,405	2,701
Total liabilities	40,801	38,651

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,558,954 shares at September 30, 2022, and 23,477,784 shares at December 31, 2021	236	235
Additional paid-in capital	186,798	181,630
Retained earnings	94,896	88,125
Accumulated other comprehensive loss	(8,127)	(3,435)
Treasury stock, at cost; 1,558,074 shares at September 30, 2022 and 1,554,905 shares at December 31, 2021	(12,556)	(12,404)
Total stockholders’ equity	261,247	254,151
Total liabilities and stockholders’ equity	$302,048	$292,802

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$39,028	$38,368	$120,697	$114,921
Cost of sales	13,958	13,502	41,855	39,495

Gross profit	25,070	24,866	78,842	75,426

Sales and marketing	8,229	6,941	24,321	20,210
General and administrative	7,229	6,004	21,812	18,748
Research and development	3,462	2,848	9,740	8,344
Restructuring	-	-	3,107	-

Total operating expenses	18,920	15,793	58,980	47,302

Income from operations	6,150	9,073	19,862	28,124

Other income (expense):
Interest income	264	54	539	56
Interest expense	-	(621)	-	(1,693)
Foreign currency gain (loss)	(266)	(72)	(709)	(105)

Income before income taxes	6,148	8,434	19,692	26,382
Provision for income taxes	692	1,930	4,683	5,650

Net income	$5,456	$6,504	$15,009	$20,732

Earnings per share of common stock:
Basic	$0.25	$0.30	$0.68	$0.99
Diluted	$0.25	$0.30	$0.68	$0.98

Weighted-average shares outstanding:
Basic	21,984	21,592	21,959	20,920
Diluted	22,217	21,935	22,149	21,251

Cash dividends declared per common share	$0.125	$0.110	$0.375	$0.330

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income	$5,456	$6,504	$15,009	$20,732
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,350)	(335)	(2,876)	(1,052)
Unrealized gain (loss) on short-term marketable securities	(333)	(58)	(1,816)	(59)
Total other comprehensive income (loss)	(1,683)	(393)	(4,692)	(1,111)

Comprehensive income	$3,773	$6,111	$10,317	$19,621

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

Net income				6,038				6,038
Other comprehensive income (loss)					(1,189)			(1,189)
Issuance of common stock for stock options exercised	24,917	-	508					508
Vested restricted stock units	7,158	-	-					-
Stock-based compensation expense			1,167					1,167
Repurchase of common stock for net settlement of equity awards						3,016	(145)	(145)
Common stock dividend paid				(2,743)				(2,743)
Balance at March 31, 2022	23,509,859	$235	$183,305	$91,420	$(4,624)	1,557,921	$(12,549)	$257,787

Net income				3,515				3,515
Other comprehensive income (loss)					(1,820)			(1,820)
Issuance of common stock for stock options exercised	10,808	-	164					164
Vested restricted stock units	221	-	-					-
Stock-based compensation expense			1,136					1,136
Repurchase of common stock for net settlement of equity awards						98	(4)	(4)
Common stock dividend paid				(2,745)				(2,745)
Balance at June 30, 2022	23,520,888	$235	$184,605	$92,190	$(6,444)	1,558,019	$(12,553)	$258,033

Net income				5,456				5,456
Other comprehensive income (loss)					(1,683)			(1,683)
Issuance of common stock for stock options exercised	37,786	1	1,007					1,008
Vested restricted stock units	280	-	-					-
Stock-based compensation expense			1,186					1,186
Repurchase of common stock for net settlement of equity awards						55	(3)	(3)
Common stock dividend paid				(2,750)				(2,750)
Balance at September 30, 2022	23,558,954	$236	$186,798	$94,896	$(8,127)	1,558,074	$(12,556)	$261,247

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2020	22,061,554	$221	$114,924	$70,554	$(1,525)	1,538,572	$(11,602)	$172,572

Net income				5,929				5,929
Other comprehensive income (loss)					(938)			(938)
Issuance of common stock for stock options exercised	63,895	-	1,385					1,385
Vested restricted stock units	5,974	-	-					-
Stock-based compensation expense			927					927
Repurchase of common stock for net settlement of equity awards						2,241	(88)	(88)
Common stock dividend paid				(2,262)				(2,262)
Balance at March 31, 2021	22,131,423	$221	$117,236	$74,221	$(2,463)	1,540,813	$(11,690)	$177,525

Net income				8,299				8,299
Other comprehensive income (loss)					220			220
Issuance of common stock for stock options exercised	70,355	1	1,186					1,187
Stock-based compensation expense			869					869
Common stock dividend paid				(2,267)				(2,267)
Balance at June 30, 2021	22,201,778	$222	$119,291	$80,253	$(2,243)	1,540,813	$(11,690)	$185,833

Net income				6,504				6,504
Other comprehensive income (loss)					(393)			(393)
Issuance of common stock	1,150,000	12	58,683					58,695
Issuance of common stock for stock options exercised	17,410	-	299					299
Vested restricted stock units	14,941	-	-					-
Stock-based compensation expense			797					797
Repurchase of common stock for net settlement of equity awards						5,223	(286)	(286)
Common stock dividend paid				(2,401)				(2,401)
Balance at September 30, 2021	23,384,129	$234	$179,070	$84,356	$(2,636)	1,546,036	$(11,976)	$249,048

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2022	2021
	(in thousands)
Operating activities
Net income	$15,009	$20,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,145	8,186
Stock-based compensation	3,489	2,593
Fair value adjustment to contingent consideration obligations	(81)	(454)
Provision for doubtful accounts	214	136
Provision for inventory write-downs	2,060	3,016
Loss on disposal of property and equipment	95	-
Loss on divestitures	1,406	-
Foreign currency transaction (gain) loss	(90)	322
Changes in operating assets and liabilities:
Accounts receivable	(1,737)	(425)
Inventory and other deferred costs	(5,041)	(2,752)
Prepaid expenses and other assets	(1,344)	(741)
Accounts payable and other liabilities	176	(567)
Net cash provided by operating activities	21,301	30,046

Investing activities
Purchases of property and equipment and other assets	(1,969)	(4,276)
Purchases of short-term marketable securities	(8,000)	(49,554)
Net cash used in investing activities	(9,969)	(53,830)

Financing activities
Payments of deferred acquisition consideration	(401)	(401)
Payment of long-term debt	-	(39,000)
Proceeds from issuance of common stock	1,679	61,566
Purchase of treasury stock for net settlement of equity awards	(152)	(374)
Common stock cash dividend paid	(8,238)	(6,930)
Net cash provided by (used in) financing activities	(7,112)	14,861
Effect of exchange rate changes on cash and cash equivalents	(1,162)	(472)
Net increase (decrease) in cash and cash equivalents	3,058	(9,395)
Cash and cash equivalents at beginning of period	13,855	26,764
Cash and cash equivalents at end of period	$16,913	$17,369

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of November 8, 2022, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2022	2021	2022	2021
	($ in thousands)		($ in thousands)

Americas	$26,627	$25,299	$82,024	$76,327
Europe, Middle East and Africa	9,922	10,535	31,165	31,200
Asia Pacific	2,479	2,534	7,508	7,394
Total	$39,028	$38,368	$120,697	$114,921

We do not carry any contract assets or contract liabilities, as there are generally no unbilled amounts due from customers under contracts for which we have partially satisfied performance obligations, or amounts received from customers for which we have not satisfied performance obligations. We satisfy our performance obligations under revenue contracts within a very short time period from receipt of the orders, and payments from customers are typically received within 30 to 60 days of fulfillment of the orders, except in certain geographies such as Spain and France where the payment cycle is customarily longer. Accordingly, there is no significant financing component to our revenue contracts. Additionally, we have elected as a policy that incremental costs (such as commissions) incurred to obtain contracts are expensed as incurred, due to the short-term nature of the contracts.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2022, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $579,000. We recognized a reduction of unrecognized tax benefits in 2022 due to the lapse of the applicable statute of limitations in Australia. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2030. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2022
(in thousands)
Unrecognized tax benefits as of December 31, 2021	$768
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(95)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	(94)
Unrecognized tax benefits as of September 30, 2022	$579

As of September 30, 2022, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2018 and forward
Foreign	2014 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials and subassemblies	$13,425	$5,945
Work-in-process	3,600	9,416
Finished products	25,409	25,286
Other deferred costs	5,277	5,457

Total inventory and other deferred costs	$47,711	$46,104

We had inventory on consignment at customer sites of $1.7 million and $2.1 million at September 30, 2022 and December 31, 2021, respectively.

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

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the biologic graft business from Artegraft, Inc., which subsequent to the closing changed their name to Accidentals, Inc., (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of the assets related to its business of manufacturing, marketing, sale and distribution of bovine grafts (Products) other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount was held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc. and subsequently was released to Artegraft, Inc. by mutual consent of the parties.

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

The Artegraft APA includes a catch-up feature on the earn-outs such that, at the end of the three-year period, if the sum of the unit sales for all three years is greater than or equal to 58,240 unit sales (80% of the combined individual-year targets), Artegraft, Inc. will receive a “catch-up payment” in an amount equal to (a) $17,500,000 times a fraction, the numerator of which is the aggregate number of unit sales for the three-year period, and the denominator of which is 72,800 less (b) any individual-year earn-out previously paid. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the closing of the acquisition, as well as the time value of money until payment. This amount will be remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. As of September 30, 2022 the fair value of the liability is $0.2 million.

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

On June 30, 2022 we ceased operations at the St. Etienne, France factory and terminated most of the personnel at the site. The closure resulted in a restructuring charge of $3.1 million for the three and six months ended June 30, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs. We did not record additional expenses related to the closure for the three months ended September 30, 2022.

As of September 30, 2022, there were assets associated with Cardial classified as held for sale. The net assets held for sale represent the St. Etienne, France factory building, building improvements, and land that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.”

On October 10, 2022 we sold the St. Etienne, France building, building improvements, and land for $0.9 million less closing costs of $0.1 million, resulting in a gain of approximately $0.1 million.

6. Goodwill and Other Intangible Assets

There was no change to goodwill during the nine months ended September 30, 2022. Other intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$12,616	$16,933	$29,549	$10,473	$19,076
Trademarks, tradenames and licenses	3,647	1,436	2,211	3,647	1,139	2,508
Customer relationships	36,197	7,686	28,511	36,197	5,674	30,523
Other intangible assets	1,461	1,053	408	1,461	858	603

Total identifiable intangible assets	$70,854	$22,791	$48,063	$70,854	$18,144	$52,710

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2022 is 11.2 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Amortization expense	$1,535	$1,547	$4,647	$4,675

We estimate that amortization expense for the remainder of 2022 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2022	2023	2024	2025	2026	2027
	(in thousands)

Amortization expense	$1,535	$5,952	$5,629	$5,429	$4,983	$4,706

7. Revolving Line of Credit and Long-term Debt

In connection with the acquisition of the Artegraft biologic graft business, we incurred debt in the amount of $65.0 million under a senior secured credit facility with a group of banks. This credit arrangement included a $25.0 million revolving credit line that was fully drawn at inception, as well as a $40.0 million five-year term loan. During the year ended December 31, 2020, we made scheduled principal payments on the term loan of $1.0 million and repaid the revolving line of credit in full. During the nine months ended September 30, 2021, we made scheduled principal payments on the term loan of $1.0 million, and repaid the loan in full. Cash paid for interest during the nine months ended September 30, 2021 was $0.9 million.

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

Our European operations are headquartered at a 21,410 square foot leased facility located in Sulzbach, Germany. In June 2022 we increased our square footage by 4,940 (from 16,470) and extended the lease through June 2031. This lease contains a five-year renewal option. Additionally, in May 2022, we signed a new sales office/warehouse lease in the Seoul, Korea, which includes 2,300 square feet of office and warehouse space, and expires in April 2027. Finally, in June 2022, we extended our Singapore lease by one-year and it will expire in June 2023.

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

We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Spain and Illinois. The lease in Arizona was extended for an additional three years through August 2025, effective as of August 24, 2022. The lease in China was extended for an additional two years through August 2024, effective September 1, 2022. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at September 30, 2022.

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

Our most significant judgement involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard, and for leases entered into subsequently, was the selection of a discount rate; because we had no debt as of the adoption of this standard, we had no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support. In connection with the assumption of the Artegraft North Brunswick, New Jersey lease, we used LeMaitre’s borrowing rate of 3.5% as of the acquisition date associated with debt incurred to finance the acquisition to value the lease.

Additional information with respect to our leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$792	$588	$1,955	$1,682
Short-term lease cost	154	123	478	313
Total lease cost	$946	$711	$2,433	$1,995

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$977	$725	$2,461	$2,106

Right-of-use assets obtained in exchange for new operating lease liabilities	$287	$-	$2,669	$1,277

Weighted average remaining lease term - operating leases (in years)			8.2	8.4

Weighted average discount rate - operating leases			4.93%	4.86%

At September 30, 2022, the minimum non-cancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2022	$714
Year ending December 31,
2023	2,683
2024	2,600
2025	2,520
2026	2,471
2027	2,388
Thereafter	6,889
Adjustment to net present value as of September 30, 2022	(3,540)

Minimum noncancelable lease liability	$16,725

9. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Compensation and related taxes	$10,228	$10,236
Accrued expenses	3,400	2,719
Accrued purchases	3,202	2,545
Income and other taxes	408	551
Professional fees	43	129
Other	119	152

Total	$17,400	$16,332

Other long-term liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Aquisition-related liabilities	$1,609	$1,761
Income taxes	646	799
Other	150	141

Total	$2,405	$2,701

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

Most of our revenues are generated in the United States, Germany and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$24,242	$23,313	$74,734	$70,453
Germany	2,814	3,369	8,675	9,586
Canada	1,962	1,672	6,141	5,052
United Kingdom	1,269	1,204	4,150	3,497
Other countries	8,741	8,810	26,997	26,333

Net Sales	$39,028	$38,368	$120,697	$114,921

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock option awards	$614	$504	$1,840	$1,660
Restricted stock units	432	293	1,231	933
Performance-based restricted stock units	140	-	418	-

Total share-based compensation	$1,186	$797	$3,489	$2,593

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of sales	$142	$91	$415	$291
Sales and marketing	205	124	607	412
General and administrative	720	499	2,127	1,617
Research and development	119	83	340	273

Total stock-based compensation	$1,186	$797	$3,489	$2,593

During the nine-month period ended September 30, 2022, we granted options for the purchase of 2,052 shares of our common stock. We did not grant any options during the nine-month period ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, we awarded restricted stock units of 728 and 1,157, respectively. We awarded performance-based restricted stock units of 250 during the nine months ended September 30, 2022. We did not award any performance-based restricted stock units during the nine-month period ended September 30, 2021. We issued approximately 81,000 and 173,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the nine months ended September 30, 2022 and 2021, respectively.

12. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$5,456	$6,504	$15,009	$20,732

Weighted average shares outstanding	21,984	21,592	21,959	20,920

Basic earnings per share	$0.25	$0.30	$0.68	$0.99

Diluted:
Net income available for common stockholders	$5,456	$6,504	$15,009	$20,732

Weighted-average shares outstanding	21,984	21,592	21,959	20,920
Common stock equivalents, if dilutive	233	343	190	331

Shares used in computing diluted earnings per common share	22,217	21,935	22,149	21,251

Diluted earnings per share	$0.25	$0.30	$0.68	$0.98

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	159	-	286	1

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On October 25, 2022, our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on December 1, 2022, to stockholders of record at the close of business on November 17, 2022.

14. Supplemental Cash Flow Information

	For the nine months ended
	September 30,
	2022	2021
	(in thousands)
Cash paid for income taxes, net	$6,822	$7,485

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2022 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2022.

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

During 2019, we recorded contingent liabilities associated with our acquisition of the Admedus biologic patch business from Admedus Ltd (Admedus). The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made prior to that date, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to us; $2.0 million contingent on LeMaitre’s success in obtaining CE marks under the European Union (EU) Medical Device Regulation (MDR) on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the contingent payment of $2.0 million potentially due upon LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products may be reduced for certain costs incurred by LeMaitre in achieving the CE marks.

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$1,492	$2,240
Additions	-	-
Payments	-	-
Change in fair value included in earnings	41	(508)

Ending balance	$1,533	$1,732

16. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Nine months ended
	September 30,
	2022	2021
	(in thousands)
Beginning balance	$(3,435)	$(1,525)

Other comprehensive income (loss) before reclassifications	(4,692)	(1,111)

Ending Balance	$(8,127)	$(2,636)

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

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $750 million. We have grown our business using a simple three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring and, to a lesser extent, developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue to pursue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures in response to the onset of the pandemic and then periodically when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, however, in many geographies we have seen restrictions eased. Since 2020, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q3 2022, biologics represented 50% of worldwide sales. We view the biologic device offerings favorably, as we believe they represent differentiated and in some cases growing product segments.

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

Our business opportunities include the following:

•	adding complementary products through acquisitions;

•	growing our direct sales force in the United States, Europe, the United Kingdom, Canada and Asia Pacific, including replacing a distributor with our sales personnel;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations in these territories;

•	increasing the average selling prices of our devices;

•	consolidating and automating product manufacturing at our Burlington, Massachusetts facilities; and

•	updating existing products and introducing new products through research and development.

Our ability to execute on these opportunities on a timely basis, or at all, may be impacted by the COVID-19 pandemic, the duration and severity of which are uncertain.

We sell our products and services primarily through a direct sales force. As of September 30, 2022, our sales force was comprised of 118 sales representatives in North America, Europe and Asia Pacific, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; and Seoul, Korea. During the current quarter, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

Our strategy for growing our business includes the acquisition of complementary product lines and companies, which can be difficult to identify, negotiate and purchase, and there can be no assurance that we will be able to do so in the future.

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

•

During 2022, we made the decision to wind down the ProCol graft, AlboSure polyester patch, LeverEdge and Latis graft cleaning catheter product lines. These products totaled approximately $1.0 million in 2021 revenues.

From time to time we may undertake SKU reductions and transition sales to other SKUs or products with similar features. For example, in 2022, we decided to initiate the transition of sales of our Syntel spring tip catheter to our Syntel regular tip catheter. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin and customer relationships.

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

In addition to our sales growth strategies, we have also executed on several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In October 2019, we acquired the biologic patch business assets from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect this transfer to be substantially complete in 2023.

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

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2022 approximately 38% of our sales took place outside the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the nine months ended September 30, 2022, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $4.4 million, as compared to rates in effect for the nine months ended September 30, 2021.

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

Sales and marketing. Our sales and marketing expense consists primarily of salaries, commissions, stock-based compensation, travel and entertainment, sales meetings, attendance at vascular and cardiac congresses, training programs, advertising and product promotions, direct mail and other marketing costs.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures at the onset of the pandemic and then periodically over the last two years when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, in many geographies we have seen restrictions eased. During 2020 and into 2022, these dynamics resulted in, and we expect will continue to result in, variable and unpredictable sales.

As described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the three- and nine-month periods ended September 30, 2022 to the three- and nine-month periods ended September 30, 2021:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2022	2021	change	2022	2021	change
	($ in thousands)			($ in thousands)
Net sales	$39,028	$38,368	2%	$120,697	$114,921	5%

Net sales by geography:
Americas	$26,627	$25,299	5%	$82,024	$76,327	7%
Europe, Middle East and Africa	9,922	10,535	(6%)	31,165	31,200	(0%)
Asia Pacific	2,479	2,534	(2%)	7,508	7,394	2%
Total	$39,028	$38,368	2%	$120,697	$114,921	5%

Net sales. Net sales increased by $0.7 million, or 2%, to $39.0 million for the three months ended September 30, 2022, compared to $38.4 million for the three months ended September 30, 2021. The increase was driven primarily by increased shunt sales of $0.7 million, bovine graft sales of $0.6 million, and allograft preservation services of $0.3 million. The increased sales were partially offset by decreased valvulotomes sales of $0.4 million, ovine graft sales of $0.2 million, clips sales of $0.2 million, and increased ovine graft backorders. We estimate that the stronger U.S. dollar decreased net sales by $1.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Net sales increased by $5.8 million, or 5%, to $120.7 million for the nine months ended September 30, 2022, compared to $114.9 million for the nine months ended September 30, 2021. The increase was driven primarily by increased bovine graft sales of $2.2 million, carotid patch sales of $1.8 million, allograft preservation services of $1.7 million, and shunt sales of $1.6 million. The increased sales were partially offset by decreased ovine graft sales of $0.8 million and cardiac patch sales of $0.4 million. We estimate that the stronger U.S. dollar decreased net sales by $4.4 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Direct-to-hospital net sales were 94% of our total net sales for the nine months ended September 30, 2022 and September 30, 2021.

Net sales by geography. Net sales in the Americas increased $1.3 million, or 5%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was driven primarily by increased bovine graft sales of $0.6 million, shunt sales of $0.3 million, and allograft preservation services of $0.3 million.

Net sales in the Americas increased $5.7 million, or 7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was driven primarily by increased bovine graft sales of $2.2 million, allograft preservation services of $1.4 million, and shunt sales of $0.8 million.

EMEA net sales decreased $0.6 million, or 6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was driven primarily by decreased valvulotomes sales of $0.4 million, ovine graft sales of $0.2 million, and cardiac patch sales of $0.1 million. The decreased sales were partially offset by increased shunt sales of $0.4 million.

EMEA net sales decreased less than $0.1 million, or 0.1%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was driven primarily by decreased ovine graft sales of $0.8 million largely due to the lack of CE mark for Burlington-produced devices through June 30, 2022, surgical glue sales of $0.4 million, and cardiac patch sales of $0.3 million. The decreased sales were partially offset by increased shunt sales of $0.9 million and carotid patch sales of $0.8 million.

Asia Pacific net sales decreased $0.1 million, or 2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was driven primarily by decreased powered phlebectomy and clip sales of $0.1 million each. The decreased sales were partially offset by increased carotid patch sales of $0.1 million.

Asia Pacific net sales increased $0.1 million, or 2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was driven primarily by increased carotid patch sales of $0.5 million and embolectomy catheters sales of $0.1 million. The increased sales were partially offset by decreased shunt sales of $0.1 million, clip sales of $0.1 million, and valvulotomes sales of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2022	2021	Change	change	2022	2021	Change	change
	($ in thousands)				($ in thousands)
Gross profit	$25,070	$24,866	$204	1%	$78,842	$75,426	$3,416	5%

Gross margin	64.2%	64.8%	(0.6%)	*	65.3%	65.6%	(0.3%)	*

*Not applicable

Gross Profit. Gross profit increased $0.2 million, or 1%, to $25.1 million for the three months ended September 30, 2022, and gross margin decreased 60 basis points to 64.2% in the period. The increase in gross profit was driven primarily by increased sales from shunts, bovine grafts, and allografts. The decrease in the gross margin was driven primarily by an increase in labor costs, unfavorable product mix, including higher sales of comparatively low margin embolectomy catheters and lower sales of comparatively high margin valvulotomes, unfavorable changes in foreign currency exchange rates, and manufacturing inefficiencies including higher inventory write-offs.

Gross profit increased $3.4 million, or 5%, to $78.8 million for the nine months ended September 30, 2022, and gross margin decreased 30 basis points to 65.3% in the period. The increase in gross profit was driven primarily by increased sales from bovine grafts, carotid patches, and allografts. The decrease in the gross margin was driven primarily by an increase in labor costs, unfavorable product mix, including higher sales of comparatively low margin embolectomy catheters and polyester grafts, unfavorable changes in foreign currency exchange rates, and manufacturing inefficiencies including higher inventory write-offs.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2022	2021	$ Change	change	2022	2021	$ Change	change

Sales and marketing	$8,229	$6,941	$1,288	19%	$24,321	$20,210	$4,111	20%
General and administrative	7,229	6,004	1,225	20%	21,812	18,748	3,064	16%
Research and development	3,462	2,848	614	22%	9,740	8,344	1,396	17%
Restructuring	-	-	-	*	3,107	-	3,107	*
Total	$18,920	$15,793	$3,127	20%	$58,980	$47,302	$11,678	25%

	Three months ended September 30,			Nine months ended September 30,
	2022	2021		2022	2021
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	21%	18%	3%	20%	18%	2%
General and administrative	19%	16%	3%	18%	16%	2%
Research and development	9%	7%	2%	8%	7%	1%
Restructuring	0%	0%	0%	3%	0%	3%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2022, sales and marketing expense increased 19% to $8.2 million. The increase was driven primarily by higher salaries and related expenses of $0.9 million, including higher sales commissions of approximately $0.3 million. From September 30, 2021 to September 30, 2022, we increased our sales representatives from 92 to 118. We also added two additional regional sales managers in the period. Travel and related expenses were also higher by $0.3 million. Expense reduction programs implemented during the second quarter of 2020 through the fourth quarter of 2021 in response to the COVID-19 global pandemic, including a reduction in force, lowered expenses for the three months ended September 30, 2021. We have since rehired in many areas, including our sales force. As a percentage of net sales, sales and marketing expense increased to 21% for the three months ended September 30, 2022, up from 18% in the prior period.

For the nine months ended September 30, 2022, sales and marketing expense increased 20% to $24.3 million. The increase was driven by higher salaries and related expenses of $3.1 million, including higher commissions of approximately $0.9 million. Travel and related expenses were also higher by $0.7 million. As a percentage of net sales, sales and marketing expense increased to 20% for the nine months ended September 30, 2022, up from 18% in the prior period.

General and administrative. For the three months ended September 30, 2022, general and administrative expenses increased 20% to $7.2 million. The increase was driven primarily by higher salaries and related expenses of $1.1 million, as well as an increase in personnel. Additionally, in the prior year we recognized a gain of $0.5 million related to the amendment of a contingent purchase obligation associated with our 2019 Admedus biologic patch acquisition which lowered our general and administrative expenses. The increased expenses were partially offset by lower outside services expenses. As a percentage of sales, general and administrative expense increased to 19% for the three months ended September 30, 2022, up from 16% in the prior period.

For the nine months ended September 30, 2022, general and administrative expenses increased 16% to $21.8 million. The increase was driven primarily by higher salaries and related expenses of $2.3 million, as well as an increase in personnel. Travel, general supplies, and office facility costs each increased $0.2 million in the period. As a percentage of net sales, general and administrative expense increased to 18% for the nine months ended September 30, 2022, up from 16% in the prior period.

Research and development. For the three months ended September 30, 2022, research and development expense increased 22% to $3.5 million.  The increase was driven primarily by higher salaries and related expenses of $0.2 million, as well as an increase in personnel. Outside services and testing also increased by $0.5 million primarily due to higher consulting and third-party costs associated with European regulatory approvals. Our products are currently regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (MDD) and the EU Medical Device Regulation (MDR). In order to market our medical devices in the EU and the United Kingdom, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR. As a percentage of sales, total research and development expense increased to 9% for the three months ended September 30, 2022, from 7% in the prior period.

For the nine months ended September 30, 2022, research and development expenses increased 17% to $9.7 million. The increase was driven primarily by higher salaries and related expenses of $0.8 million, as well as an increase in personnel. Outside services and testing also increased by $0.6 million. As a percentage of net sales, total research and development expense increased to 8% for the nine months ended September 30, 2022, from 7% in the prior period.

Restructuring. For the nine months ended September 30, 2022, restructuring expense was $3.1 million. On June 30, 2022 we ceased operations at our St. Etienne, France factory and terminated most of the personnel at the site. The closure resulted in a restructuring charge of $3.1 million for the three and six months ended June 30, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs. Total costs associated with the closure are expected to be approximately $3.5 million. We did not record additional expenses related to the closure for the three months ended September 30, 2022.

Income tax expense. We recorded a tax provision of $0.7 million on pre-tax income of $6.1 million for the three months ended September 30, 2022, compared to a $1.9 million tax provision on pre-tax income of $8.4 million for the three months ended September 30, 2021. We recorded a tax provision of $4.7 million on pre-tax income of $19.7 million for the nine months ended September 30, 2022, compared to a tax provision of $5.6 million on pre-tax income of $26.4 million for the nine months ended September 30, 2021. Our effective income tax rate was 11.3% and 23.8% for the three- and nine-month periods ended September 30, 2022. Our effective income tax rate for the three-month period ended September 30, 2022 was impacted by the realization of tax benefits for losses incurred in connection with the closure of the St. Etienne, France factory. Generally, income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.1%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 22.6% and 21.3% for the three- and nine-month periods ended September 30, 2021. Our 2021 provision was based on the estimated annual effective tax rate of 24.3%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the nine-month period ended September 30, 2021 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of September 30, 2022, we have provided a valuation allowance of $1.6 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position when it becomes effective.

Liquidity and Capital Resources

At September 30, 2022, our cash and cash equivalents were $16.9 million as compared to $13.9 million at December 31, 2021. We also had $62.8 million in short-term marketable securities as of September 30, 2022 and $56.1 million as of December 31, 2021. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of September 30, 2022 our short-term marketable securities reflected an unrealized loss of $2.1 million as a result of increasing market interest rates.

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

We recognized operating income of $19.9 million for the nine months ended September 30, 2022. For the year ended December 31, 2021, we had operating income of $36.4 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On October 25, 2022 our Board of Directors approved a quarterly cash dividend on our common stock of $0.125 per share payable on December 1, 2022, to stockholders of record at the close of business on November 17, 2022.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2022	2021	Net Change
Cash and cash equivalents	$16,913	$17,369	$(456)

Cash flows provided by (used in):
Operating activities	$21,301	$30,046	$(8,745)
Investing activities	(9,969)	(53,830)	43,861
Financing activities	(7,112)	14,861	(21,973)

Net cash provided by operating activities. Net cash provided by operating activities was $21.3 million for the nine months ended September 30, 2022, consisting of $15.0 million in net income, adjustments for non-cash or non-operating items of $14.2 million (including depreciation and amortization of $7.1 million, stock-based compensation of $3.5 million, provisions for inventory write-offs and doubtful accounts of $2.3 million, and loss on divestiture of $1.4 million), and also a net use of working capital of $7.9 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $5.0 million, an increase in accounts receivable of $1.7 million, and an increase in prepaid expenses and other assets of $1.3 million. These cash uses were offset by an increase in accounts payable of $0.2 million.

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

Net cash used in investing activities. Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2022, consisting of purchases of marketable securities of $8.0 million and expenditures on equipment and technology of $2.0 million.

Net cash used in investing activities was $53.8 million for the nine months ended September 30, 2021, consisting of purchases of marketable securities of $49.6 million and expenditures on equipment and technology of $4.3 million.

Net cash used in financing activities. Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2022, consisting primarily of a dividend payment of $8.2 million and deferred payments for acquisitions of $0.4. This use of cash was partly offset by proceeds from stock option exercises of $1.5 million, net of shares repurchased used to pay employee payroll taxes.

Net cash provided by financing activities was $14.9 million for the nine months ended September 30, 2021. Sources of cash included primarily net proceeds from an equity offering of $58.7 million and proceeds from stock option exercises of $2.5 million, net of shares repurchased used to pay employee payroll taxes. These sources of cash were offset by payments made on our long-term debt of $39.0 million, dividend payments of $6.9 million and deferred payments for acquisitions of $0.4 million.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2022. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2022 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 8, 2022, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and which took effect as of May 26, 2021. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, higher levels of clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us. Until recently, our preparation of filings under the MDR had been delayed due to our work on the MDD CE mark reinstatement referred to above. As a result, we may not receive CE marks under MDR on a timely basis, which could lead to backorders if we have not placed sufficient inventory on the EU market before our CE mark under MDD expires in order to bridge any gap between such CE mark and a new CE mark under MDR. For example, the arrangement under which Admedus agreed to manufacture and supply us with CardioCel and VascuCel inventory expires on July 11, 2023 and we may not receive a CE mark under MDR for such products until Q2 2024. If we are unable to procure sufficient inventory to cover such gap period, then we could encounter backorders in CardioCel and VascuCel until receipt of CE marks under MDR for such products in 2024. If we fail to obtain new CE marks under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

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

Additionally, significant changes to our devices may trigger a requirement to file for an MDR CE mark earlier than expected, which could result in backorders. For example, in March 2020, we learned that a chemical used in our latex formulation was obsoleted. As a result, we submitted our new latex formulation to one of our Notified Bodies for review and acceptance under our Class III Pruitt F3 shunt MDD CE mark. Our Notified Body determined that the change is significant under the rules of the Class III MDD and as such we cannot implement that change under the Class III MDD rules. We filed for an MDR CE mark on that device in Q4 2021, and we currently await the results of our MDR review. We anticipate approval for that device in Q4 2022, though no assurance can be given as to timing or result. We believe inventory for our Pruitt F3 shunt will likely only be sufficient to supply customers until the end of Q4 2022, based on historical sales, and as a result, we may begin to experience backorders for the Pruitt F3 shunt while we await approval by our Notified Body. If we fail to obtain a new CE mark under MDR on this product in a timely manner, or at all, future sales of this product in the EU could be adversely impacted, though we could pursue mitigation strategies, including country-by-country derogations.

As a result of the United Kingdom’s exit from the EU, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) has announced that devices marketed in the U.K. will require U.K. Conformity Assessed (UKCA) marks certified by a U.K. approved Notified Body following the expiration of a transition period. During the transition period, CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market. For all of our CE marked products except CardioCel and VascuCel, the transition period will expire May 25, 2024. Following such date (and in the case of CardioCel and VascuCel, following August 13, 2023), our devices marketed in the U.K. will require U.K. Conformity Assessed (UKCA) marks certified by a U.K. approved Notified Body. We intend to seek such marks for our products currently sold on the U.K. market. If we fail to obtain UKCA marks in a timely manner, or at all, future sales of our products in the U.K. could be adversely impacted.

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

Our facilities are subject to periodic inspection by numerous regulatory authorities, including governmental agencies and Notified Bodies, and we must demonstrate compliance with the applicable medical devices regulations. Any failure by us to comply with regulatory requirements may entail our taking corrective action, such as modification of our policies and procedures or recall of products. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with such standards in future audits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
July 1, 2022 through July 31, 2022	-	$-	N/A	N/A
August 1, 2022 through August 31, 2022	55	$53.24	N/A	N/A
September 1, 2022 through September 30, 2022	-	$-	N/A	N/A
Total	55	$53.24	N/A	N/A

(1) For the three months ended September 30, 2022, we repurchased 55 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2022.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director