Form 10-K
period 2022-12-31
LEMAITRE VASCULAR INC
filed 2023-03-01
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer  ☑        Accelerated filer    ☐        Non-accelerated filer  ☐

Smaller reporting company  ☐         Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting form that prepared or issued its audit report.   ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $879,119,100 computed by reference to the last reported sale price of $45.55 per share as reported by The Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

At February 24, 2023, the registrant had 22,097,304 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2022 ANNUAL REPORT ON FORM 10-K

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

We sell our products and services primarily through a direct sales force. As of December 31, 2022, our sales force was comprised of 131 sales representatives in North America, Europe and Asia Pacific, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we also have Asia-Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; and Seoul, Korea. During the years ended December 31, 2022 and 2021, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures in response to the onset of the pandemic and then periodically when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, however, in many geographies we have seen restrictions eased. Since 2020, these dynamics have resulted in variable and unpredictable sales.

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

Vascular surgeons treat peripheral vascular disease and perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 21,000 vascular surgeons worldwide. In contrast to other specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both open vascular surgeries and endovascular procedures. Open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based procedures involving repairing vessels from within using real-time imaging. We estimate that in 2022, over 95% of our net sales were from devices used in open surgical procedures.

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

•

Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2022 approximately 80% of our sales were from devices and cryopreserved tissue used by vascular surgeons. As vascular surgeons are typically positioned to perform both open vascular surgeries and endovascular procedures, we sell devices in both the open and endovascular markets to the same end user. More recently we have begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche segments, which we define as under $200 million in annual worldwide revenue. We believe that the relative lack of focus on these segments by larger competitors, as well as the differentiated features and consistent quality of our products, enable higher selling prices and market share gains. We have, however, also sought to sell complementary offerings into larger, more competitive market segments, particularly when we believe that our offerings in those segments are highly differentiated, such as the Artegraft biologic graft, Omniflow II biosynthetic graft, or RestoreFlow cadaveric tissue.

•

Direct sales force expansion, and the addition of complementary products through acquisitions and to a lesser extent research and development. We sell our products primarily through a direct sales force in North America, Europe and Asia Pacific. We ended 2022 with 131 direct sales representatives, including two export managers. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we sell our products through distributors. For the year ended December 31, 2022, approximately 94% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms, mostly through acquisitions. We believe our experience acquiring and integrating product lines and businesses is one of our competitive advantages. We continually evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines or develop new applications for our existing technologies. We also obtain regulatory approvals for our devices in new segments and geographies in order to further access the broader peripheral vascular device market and select other markets.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the LeMaitre Valvulotome. Through a combination of 24 complementary acquisitions as well as research and development, we have expanded to 16 product lines, which include 13 different product types:

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

We manufacture most of our devices in-house, having relocated the manufacturing operations of 19 of our 24 acquisitions to our Burlington, Massachusetts headquarters. The human tissue processing and cryopreservation operations associated with RestoreFlow allografts take place in our Fox River Grove, Illinois facility. Artegraft biologic graft production takes place in our North Brunswick, New Jersey facility. On a limited basis, we use third party manufacturers and we currently purchase our CardioCel and VascuCel patches from Anteris Technologies Ltd (formerly Admedus Ltd) in Malaga, Australia. We are in the process of relocating the production of these CardioCel and VascuCel patches to our Burlington headquarters.

Our Products and Services

We have a portfolio of 16 product lines, which include 13 different product types, most of which are used to treat vascular disease, and most of which are used in open vascular surgery and dialysis access. We also offer human vascular tissue cryopreservation services. No single product line accounted for more than 20% of our revenues in 2022, 2021 or 2020.

Our 13 product offerings include a suite of biologic products. These offerings include the XenoSure patch (bovine pericardium), CardioCel and VascuCel patches (bovine pericardium), ProCol graft (bovine mesenteric vein), Artegraft (bovine carotid artery), Omniflow II biosynthetic graft (ovine tissue and synthetic mesh) and RestoreFlow Allograft cryopreservation services (human cadaveric tissue). These biologic offerings represented 49% of our sales in 2022, 48% of our sales in 2021, and 43% in 2020.

Allografts

Through our RestoreFlow allograft business, we provide human cadaver tissue cryopreservation services, in particular the processing and cryopreservation of veins and arteries. Our RestoreFlow allografts are cryopreserved human tissue grafts, including saphenous veins, femoral veins and arteries, aortic and iliac arteries, aortic and pulmonary valved conduits and pulmonary patches. These allografts are used in a variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections, as well as in cardiac repair and reconstruction.

Angioscopes

The PeriVu Disposable Angioscope is a fiberoptic catheter used for viewing the lumen of a blood vessel. PeriVu also provides direct visualization of valves during in-situ bypass procedures.

Balloon Catheters for Embolectomy and Thrombectomy

Our TufTex and Syntel lines of embolectomy catheters are used to remove blood clots from arteries. We sell single-lumen latex and latex-free embolectomy catheters, as well as dual-lumen latex and latex-free embolectomy catheters. The dual-lumen embolectomy catheters enable clot removal and simultaneous irrigation or guide-wire trackability. Our Syntel thrombectomy catheter features a silicone balloon and is designed for removing thrombi in the venous system.

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

Our VascuCel and CardioCel biologic patches are acellular, collagen bioscaffolds with optimized biocompatibility and zero aldehyde toxicity. These bovine pericardium patches are used in vessel repair as well as heart repair and reconstruction, including neonatal repairs.

Carotid Shunts

Our Pruitt F3 and Flexcel carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque in a carotid endarterectomy surgery. Our Pruitt F3 shunt features internal balloon fixation. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer external fixation.

Closure Systems

Our AnastoClip AC and AnastoClip GC closure systems attach vessels to one another with titanium clips instead of sutures. These closure systems create an interrupted anastomosis that expands and contracts as the vessel pulses, which some surgeons believe improves the durability of the anastomosis. The AnastoClip AC and AnastoClip GC closure systems also enable dura closure in neuro applications.

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

ePTFE Vascular Grafts

Our LifeSpan ePTFE vascular graft is an expanded polytetrafluoroethylene (ePTFE) graft used to bypass or replace diseased arteries and to create dialysis access sites. LifeSpan is available in both regular and thin wall options with optional full or partial external spiral support. Our stepped and tapered LifeSpan grafts are designed to reduce the risk of steal syndrome and high cardiac output, complications that sometimes arise in dialysis access grafts.

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

Valvulotomes

Our valvulotomes cut or disrupt valves in the saphenous vein, a vein that runs from the foot to the groin, so the vein can be repurposed as an artery to carry blood past diseased arteries to the lower leg or foot. We believe our valvulotomes reduce costs for hospitals by enabling lower extremity bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing hospital stays and the likelihood of wound complications.

Sales and Marketing

As of December 31, 2022, we employed 131 sales representatives, including two export managers. We believe the expansion of our sales force since 1998 has been a key success factor, and it remains one of our primary long-term strategies. Approximately 94% of 2022 net sales occurred in territories in which we employ sales representatives. Outside our direct markets, we generally sell our products through country-specific distributors.

Our marketing efforts include direct mail, digital marketing and exhibitions at medical congresses, which we believe are important to our brand development. We believe that marketing allows us to connect with vascular surgeons who are beyond the reach of our direct sales force and also reinforces our brand recognition and product offering to current customers.

We also provide training to our vascular surgeons on specific procedures including in situ bypass, carotid endarterectomy and interrupted anastomosis, as well as a general surgical skills training program targeting less-experienced doctors as a way to introduce them to our product offerings.

Research and Development

Our more recent research and development efforts have focused on cardiac allograft and next-generation powered phlebectomy projects, as well as manufacturing transfers, including the transfer of the manufacturing of VascuCel and CardioCel biologic patches and the OmniFlow II product line to Burlington. In addition, in 2022 our research and development group continued to provide support to our growing regulatory and clinical efforts. In 2022 we completed the relocation work for the OmniFlow II product line and were granted approval to market devices manufactured in Burlington in the European Union. Additionally, a significant portion of the CardioCel and VascuCel transfer to Burlington has been completed and we anticipate that we will apply for regulatory approval to market those devices in the United States and European Union in 2023.

We often use feedback received from independent physicians to demonstrate product functionality before commencing full-scale marketing of any product. To this end, we have initiated the Limited Market Release (LMR) of the next-generation powered phlebectomy device, PhasTIPP, in the United States. Approximately half of the necessary LMR cases have been completed and we anticipate a full launch in the United States in the first half of 2023. Separately, in 2022 we began the review and update of the manufacturing process of the Artegraft product line in an effort to apply for its European MDR CE Mark. We will prioritize the “Artegraft MDR Readiness” project within the department and expect this to consume significant resources over the next two years.

Our regulatory and clinical efforts have historically been focused on obtaining and maintaining regulatory approvals in various geographies. In the past we have typically not conducted clinical trials as we have usually acquired product lines with regulatory approvals already established. In addition, we preferred to avoid the time, expense and risk associated with initiating clinical trials. However, increasing regulatory requirements in many geographies have resulted in the need for more clinical testing.  As such, this component of our research and development spending has increased in recent years. In 2017, we initiated clinical trials in an effort to obtain the approval of our XenoSure patch in China for cardiac and vascular indications. We have completed enrollment of the trials and submitted the cardiac license application in June, 2022. We expect to make our vascular submission to the Chinese National Medical Products Administration (NMPA) in 2023. In 2021 we also entered into an agreement with Anteris (formerly Admedus) to assume primary responsibility for the post-market clinical follow-up studies of our CardioCel and VascuCel products.

In 2017 the European Union adopted the new Medical Device Regulation (2017/745) (MDR), which replaced the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC) (MDD) and which took effect as of May 26, 2021. After this date, our MDD certificates then in effect remain valid until their expiration dates, which range from August 2023 to May 2024.  Our products will then be subject to the MDR, which require all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards. Going forward, we expect a significant portion of our regulatory and clinical time and expenses to be devoted to this transition. In the first quarter of 2023, we received our first MDR CE marking for our F3 Shunt product line. See –“Government Regulation” below for more information about the status of our MDD certificates.

Manufacturing and Processing

Our primary manufacturing facilities are located in Burlington, Massachusetts. We also have facilities in North Brunswick, New Jersey where Artegraft is produced, and Fox River Grove, Illinois where RestoreFlow allografts are processed.

Our strategy is to transfer the manufacturing of most acquired lines into our Burlington operations. In 2019, we expanded our biologic clean room, and in 2020, we began the manufacturing transfer of Omniflow II in this new clean room. In 2020, we completed the transfer of the Syntel embolectomy business we had acquired from Applied Medical. In 2019, we leased a fifth Burlington building and relocated substantially all of our administrative functions into this building so we could expand our manufacturing footprint. In 2021, we completed the construction of another biologic clean room where we will manufacture CardioCel and VascuCel. Additionally, in 2022, we expanded the footprint of our main cleanroom and raw materials warehouse by approximately 40% in an effort to accommodate increased production and the direct labor hiring surge that occurred in 2021 and 2022. We believe that this expansion will improve working efficiency for our current operations staff.

We manufacture certain proprietary components, assemble most of our devices ourselves, and inspect, test, and package all of our finished products. By manufacturing many of our products from raw materials, and assembling and testing as many of our subassemblies and products as practical, we believe we can maintain better quality control, ensure compliance with applicable regulatory standards and internal specifications, limit outside access to our proprietary technology, ensure adequate product supply for our customers, and make design modifications in a timely manner. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery. Our products are built to stock.

We process and cryopreserve human tissue provided to us by qualified U.S. tissue procurement organizations. Donated human tissue is procured from deceased donors by these organizations. We have specifications relating to the physical condition and characteristics of the tissue and the donor, the medical history of the donor and certain test results of the donated tissue. We also use various supplies in connection with the processing and cryopreservation of human tissue, including certain proprietary solutions and antibiotics.

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

Our Burlington and North Brunswick manufacturing facilities have been certified to ISO 13485 quality management system standards, which enables us to satisfy certain regulatory requirements of the EU, Canada, and other foreign jurisdictions. Our Fox River Grove, Illinois facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation and licensed by certain state agencies. Our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and Notified Bodies (described below) to ensure compliance with domestic and international regulatory requirements. See “Government Regulation” for further information.

Competition

The segments in which our product lines compete are characterized by periodic change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Abbott, Baxter International, Inc., Artivion, Becton, Dickinson and Company, Cardiovascular Systems, Inc., Edwards Lifesciences Corporation, Getinge, LifeNet Health, Silk Road Medical, Terumo Medical Corporation, and W. L. Gore & Associates.

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

The success of our products relies on effective service support as well as superior product technology, quality, product and service availability, reliability, ease of use, cost-effectiveness, physician familiarity, and brand recognition. While we also compete on the basis of price, our more technologically advanced products are often sold at higher prices. We believe our continued success may depend on our ability to broaden and optimize our direct sales channel, acquire complementary vascular devices, obtain regulatory and reimbursement approvals, maintain sufficient inventory, and retain skilled personnel. We also compete on the basis of procedure type. The treatment of peripheral vascular disease has experienced a shift from open vascular surgery towards minimally invasive endovascular procedures, and most of our products are used primarily in open vascular surgery. Our ability to compete effectively relies on keeping pace with product offerings in the vascular device market, as well as in the minimally invasive endovascular market.

Intellectual Property

We believe that our success is dependent, to a certain extent, on the development and maintenance of proprietary aspects of our technologies. We rely on a combination of trade secret laws, patents, trademarks and confidentiality and invention assignment agreements to protect our intellectual property rights.

We maintain a limited portfolio of patents in the United States, and our issued U.S. patents are set to expire from 2023 to 2031.

We believe that our brands have been an important factor in our success. We rely on common law and registered trademarks to protect our brands. Some of our registered trademarks are LeMaitre, Artegraft, XenoSure, Pruitt, VascuTape, Glow ‘N Tell and RestoreFlow, each of which is registered in the U.S., the European Union, or both, and in certain cases in other foreign countries.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. Most of our products are not protected by patents. Patent protection is not available when we acquire a commercialized product that is not patented, such as the Artegraft biologic graft we acquired in June 2020. In the past, other companies have independently developed or otherwise acquired comparable or substantially equivalent proprietary information and techniques, and there can be no assurance that others will not do so in the future or otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer, or disclosure of confidential information or inventions.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared class I or class II device or a pre-amendment class III device for which the FDA has not yet called for PMA applications). The FDA’s 510(k) clearance pathway usually takes from three to 12 months, but it can take longer. In reviewing a premarket notification, the FDA may request additional information, including clinical data. Nearly all of our devices currently sold in the U.S. are marketed pursuant to 510(k) clearance, with the exception of our Artegraft biologic vascular graft.

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

Historically, our products have been introduced into the U.S. market using 510(k) clearance, and we have not used the PMA process for any products that we currently market or sell in the U.S., other than our Artegraft vascular grafts, which had PMA approval at the time we acquired the device.

Postmarket Regulation

After a device is placed on the market, regardless of the classification or premarket pathway, significant regulatory requirements apply. These include:

•	annual manufacturing establishment registration and device listing with the FDA;

•

QSR compliance, which requires finished device manufacturers, including third-party or contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures in all aspects of manufacturing;

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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. The most recent FDA inspection of our Burlington facility was in May 2022, the results of which yielded five sets of observations that were subsequently addressed to the FDA’s satisfaction. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by us. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

We participate in the Medical Device Single Audit Program (MDSAP), which allows manufacturers to undergo a universal quality system audit that is accepted in the United States, Japan, Australia, Canada and Brazil in lieu of individual routine audits by each regulator. Maintenance of this certification is a requirement to maintain sales in certain geographies including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or the other geographies. Our last MDSAP audit was in March 2022 and the results of the audit were deemed satisfactory by SGS, our notified body.

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

NOTA

Under the National Organ Transplant Act (NOTA), it is unlawful for any person or entity to knowingly acquire, receive, or otherwise transfer any human organ for valuable consideration for use in human transplantation if the transfer affects interstate commerce. However, “valuable consideration” excludes reasonable payments associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of a human organ. We believe the compensation we receive with respect to our allografts falls within this statutory exception.

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

International Regulation of Medical Devices

Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. The EU has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling, and adverse event reporting, including the MDD, and more recently, the MDR, which are applicable to our products. Devices that comply with the requirements of the MDD and MDR are entitled to bear a CE mark, indicating that the device conforms with the essential requirements of the applicable directive/regulations and can be commercially distributed in countries that are members of the EU, as well as the United Kingdom, Iceland, Lichtenstein, Norway, Turkey and Switzerland. Each member state of the EU has implemented the directives/regulations into its respective national law and has each established a “Competent Authority” to apply the directive/regulations in its territory.

The MDD and MDR classification system places devices into Class I, IIa, IIb, or III, depending on the risks and characteristics of the medical device. The MDD and MDR also define the essential requirements (or general safety performance requirements) that devices must meet before being placed on the market, establishes assessment procedures for approving a device, and creates mechanisms for Competent Authorities to manage implementation or to intervene when public health requires. Essential requirements include manufacturing, design, performance, labeling, and safety requirements, and may include providing certain clinical data. These requirements vary based on the device classification and other related factors.

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

EU medical device laws also address advertising and promotion of medical devices, clinical investigations, and requirements for handling adverse events. Post-market surveillance of medical devices is generally conducted on a country-by-country basis; however, the MDD and MDR set forth certain specific requirements for reporting adverse events. The Medical Device Vigilance system is the mechanism by which adverse event reporting is managed and monitored in the EU.

Our products are regulated in the EU under the European MDD and the MDR. In order to market our medical devices in the EU, we are required to obtain CE mark certifications, which denote conformity, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We currently use three Notified Bodies for our various products. We have received CE marks under the MDD to sell most of our products and have one product CE marked under the MDR.

In April 2017, the EU adopted the new MDR regulations for medical devices, which replace the MDD and which took effect as of May 26, 2021. Our products will be subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As our Notified Bodies continue their transition from MDD to MDR, they have begun to enforce these more rigorous requirements on us in order to maintain the CE marks on certain of our products. Additionally, for any of our products for which the CE marks under MDD lapsed before May 26, 2021, we will need to reinitiate the application process in its entirety under the MDR, a process that could take up to two years for each product. As of May 26, 2021 we had two products’ CE marks lapse which represented less than 1% of our EU sales, and we have only recently started the application process for one of those products. If we fail to obtain new CE marks on these products or any of our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted. In January 2023, we received our first CE marking under the MDR for our Pruitt F3 Shunt. The CE Marks for our CardioCel and Vascucel products are currently set to expire in August 2023. We expect to submit our MDR application in June 2023 and will experience a lapse in CE validity until such approvals are rendered, which could take 24 months. If we cannot obtain an interim approval, our inventory may not be sufficient to support sales, and that could hurt our sales in the EU.

The United Kingdom left the EU on January 31, 2020, which is commonly referred to as “Brexit”. We opened our Hereford, England office in 2019 largely in response to Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. was subject to a transition period until December 31, 2020. After December 31, 2020, medical device manufacturers wishing to import their devices into the U.K. were provided a transition period for registration of their devices until the end of 2021. We have complied with this deadline and all of our CE marks continue to be recognized in the U.K. The U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized notified bodies will continue to be valid in the U.K. market until July 1, 2024. After this date, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) Marks certified by a U.K. Approved Body. If we fail to obtain UKCA conformity by this July 2024 deadline, or at all, our sales in the U.K. could be negatively affected. In January 2023 we received our first UKCA mark for the Pruitt F3 Shunt.

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or international equivalent could require us to implement a recall of, any of our products and, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our reputation and financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

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

Canada regulates the import and sale of medical devices through Health Canada (HC). HC classifies medical devices into four classifications, with Class I being the lowest risk and Class IV being the highest. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications. Higher classification risk devices (Class III and IV) require filing dossiers that resemble Unites States 510(k) applications. These applications can range in cost and typically take longer for approval. As a holder of Canadian device licenses, we are subject to inspection by HC at our Vaughan, Canada office, and we must maintain a valid Medical Device Single Audit Program (MDSAP) certificate. Our Vaughan, Canada office was most recently inspected in August 2017, the results of which were satisfactory. Our Burlington office was most recently audited under the MDSAP in March 2022, the results of which were satisfactory.

In Japan, the Ministry of Health, Labor and Welfare (MHLW) regulates medical devices through the Pharmaceutical Affairs Law, which was reformed effective April 1, 2005. As a holder of Japanese device licenses, we are also subject to inspection by several Japanese authorities including Japan’s Pharmaceutical and Medical Device Agency (PMDA), Tokyo Metropolitan Government (TMG), and third parties such as Japan’s Electrical Safety & Environmental Technologies Laboratories (JET). Our Japanese office was most recently inspected by JET in March 2022, the results of which were satisfactory.

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration (TGA). The TGA has built its regulatory framework around requirements similar to those issued in Europe. As such, many medical devices (those with a lower risk profile) may gain relatively fast marketing clearance using their existing EU-issued CE marking. Higher risk devices (those in EU/Aus Class III) must go through a full design review which can be costly and take longer to complete. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active in the TGA registry. As a holder of Australian device licenses, we are also subject to inspection by TGA in both Australia and the United States. Our North Melbourne facility, where we previously manufactured our Omniflow II graft until we transferred production to Burlington, was most recently inspected by TGA in December 2018, and our Burlington facility was most recently inspected in March 2022 under the MDSAP, the results of which were satisfactory. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside of Australia. Our licenses are managed on our behalf by our sponsor, Emergo Group.

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

International

Our success in international markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems in non-U.S. markets vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. As in the U.S., reimbursement is subject to legislative and regulatory changes and is susceptible to budgetary pressures. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we may pursue reimbursement approval in those countries in which we sell directly to the hospital. In other markets, we generally rely on our distributors to obtain reimbursement approval. There can be no assurance that reimbursement approval will be received.

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

Employees and Human Capital Management

We had 617 employees, including 591 full-time employees, at December 31, 2022. Our full-time employees are comprised functionally as follows: 327 manufacturing and operations, 175 sales and marketing, 51 general and administrative and 38 research and development.

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

We believe in providing competitive pay and benefits to all our employees. We utilize third party benchmark compensation data to determine market wages. Our compensation is designed to attract, retain, and motivate employees to achieve results while balancing short- and long-term company performance. In 2022, we increased our employer medical benefits contribution for hourly employees to 85% and implemented an annual Loyalty Award bonus program for hourly employees as well. We also work with external benefits consultants to evaluate the quality, competitiveness, and cost of our benefit offerings to all our employees.

We review the number of new hires every month to understand our ability to attract talent. We also review our voluntary turnover to understand our ability to retain talent. In 2022, we increased our headcount by 141 full-time employees and our world-wide voluntary resignation rate was 14.7%.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct sales representatives and independent distributors. No single customer accounted for more than 2% of our net sales in 2022.

Corporate Information

On October 19, 2006, we executed our initial public offering, and our common stock trades on The Nasdaq Global Market under the symbol “LMAT.” In January 2021 we changed our brand name from “LeMaitre Vascular” to “LeMaitre”. Our principal executive offices are located at 63 Second Avenue, Burlington, Massachusetts 01803, and our telephone number is (781) 221-2266. Our website address is www.lemaitre.com.

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

Risks Related to Our Business

We may experience significant fluctuations in our quarterly and annual results.

Fluctuations in our quarterly and annual financial results have resulted and will continue to result from numerous factors, including:

•	changes in demand for the products and services we sell;
•	the acceleration or deceleration of growth rates of our products;
•	increased product and price competition, due to market conditions, the regulatory landscape or other factors;
•	changes in the mix of products and services we sell;
•	our pricing strategy with respect to different product lines and services and our ability to impose price increases;
•	productivity of our sales force;
•	strategic actions by us, such as acquisitions of businesses or products or divestitures or discontinuations of products;
•	effects of domestic and foreign economic and political conditions and exchange rates on our industry and/or customers;
•	the relocation and integration of manufacturing or processing operations and other strategic restructuring;
•	regulatory actions that may necessitate recalls of our products or warning letters that negatively affect the markets for our products;
•	changes to the regulatory status of our products, including the lapse, suspension or cancellation of licenses or CE marking;
•	the payment or cessation of quarterly cash dividends, and/or the amount and frequency at which to increase them;
•	costs incurred by us to terminate contractual and other relationships, including those of distributors/agents;
•	we have not focused on Group Purchasing Organization (GPO) contracts in the United States, which may prohibit unit sales in the future;
•	our ability to collect outstanding accounts receivable in selected countries outside of the United States;
•	changes in laws in the jurisdictions in which we do business;
•	the expiration, elimination or utilization of deferred tax assets such as net operating loss carry-forwards; and
•	the loss of any significant customer, especially in regard to any product or service that has a limited customer base.

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

Treatment of peripheral vascular and cardiovascular disease includes both open vascular surgery and minimally invasive endovascular procedures, and most of our products are used primarily or exclusively in open surgery procedures. We market and sell our products primarily to vascular surgeons. We estimate that in 2022 over 95% of our sales were from devices used in open vascular or other open surgical procedures.

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

We may not be able to return to our historic levels of profit growth.

Our annual operating income for 2022 was 26% lower than 2021. This was due in part to substantial investments we made in growing our sales force and our direct labor pool in 2022. There can be no assurance that we will be able to achieve profit growth in 2023 or in future years. If we are unable to effectively manage our operating expenses due to, for example, increased headcount, we may need to implement cost-cutting measures in order to maintain or improve our profitability. Decreased investment levels may inhibit future growth in net sales and earnings.

Additionally, our ability to maintain and increase profitability will be influenced by many factors, including:

•	the level and timing of future sales, manufacturing costs and operating expenses;
•	our ability to restrain or reduce operating expenses through cost-cutting measures;
•	the productivity of our direct sales force and distributors;
•	fluctuations in foreign currency exchange rates;
•	market acceptance of our new products and services;
•	our ability to successfully build direct sales organizations in new markets;
•	our ability to successfully acquire and develop competitive products
•	our ability to successfully integrate acquired businesses, products, services or technologies;
•	the impact on our business of competing products, technologies, and procedures;
•	our ability to obtain or maintain regulatory approvals for our products in new and existing markets;
•	the reimbursement rates for the medical procedures in which our products are used;
•	the cost of litigation, if any; and
•	changes in tax laws.

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

Our products are currently regulated in the European Union (EU) and the United Kingdom under the MDD and the MDR. In order to market our medical devices in the EU, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We currently use three Notified Bodies for our various products. We have received CE marks under the MDD to sell most of our products and have recently received our first CE mark under the MDR for our Pruitt F3 Shunt.

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and which took effect as of May 26, 2021. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us. Nearly all of our products have been submitted to our Notified Bodies for review under the MDR. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. These types of more stringent restrictions on our products as they transition to MDR could impact sales of our products and/or their gross margins could be adversely impacted. For example, under the MDD CE mark issued for XenoSure in 2021, the indications for its use no longer include neuro or cardiac applications, indications for which the product was previously approved. We estimate that the removed indications may have caused a loss of approximately $0.5 million of annual sales in 2022. Additionally, for a time, only XenoSure made from bovine pericardium sourced from certain of our suppliers was permitted to be sold under the new CE mark, which was a condition of its issuance. In 2022, we successfully reinstated the previously un-approved supplier. Additionally, significant changes to our devices may trigger a requirement to file or obtain an MDR CE mark earlier than expected, which could result in supply chain delays.

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

As a result of the United Kingdom’s exit from the European Union, the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) has announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until July 1, 2024. Following such date, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) Marks certified by a U.K. Approved Body. If we fail to obtain UKCA marks by this July 1, 2024 deadline, or at all, our sales in the U.K. could be negatively affected.

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

The COVID-19 global pandemic outbreak has caused disruptions in our business that may continue for an indefinite period of time.

Like many companies, we have experienced negative effects on our revenues and operations as a result of the COVID-19 global pandemic. The wide geographic spread of the pandemic has adversely affected the global economy and has resulted in fluctuating and unpredictable demand for our products, many of which are used in elective surgical procedures. We began to experience the negative impacts of the pandemic in March 2020. The negative impact to sales continued in the quarter ended June 30, 2020, with sales decreasing by approximately 16% as compared to the quarter ended June 30, 2019. Beginning with the quarter ended September 30, 2020 and for each quarter thereafter, our revenues have increased as compared to the prior year quarters.

In addition to impacts to our sales, we have experienced other adverse impacts on our business from COVID-19, including, but not limited to, restrictions on employee travel and limitations on our sales representatives’ access to customers, as well as reduced surgeon training. While we expect the impacts of COVID-19 may have a continued adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

We may experience difficulties in sourcing, acquiring and integrating businesses and products into our business, or we may not realize the anticipated benefits of these acquisitions.

In order to expand our product offerings, we have completed 24 acquisitions, and a key part of our strategy is to acquire additional businesses, products, or technologies in the future. Our growth strategy depends, in part, upon our ability to identify, negotiate, complete, and integrate suitable acquisitions, particularly in the open vascular market. We have not completed an acquisition since 2020. If we are unable to complete acquisitions on satisfactory terms or at all, our growth objectives and sales could be negatively affected.

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
•

debt, as a result of financing to fund acquisitions, which would be senior to our common stock, would require interest payments to our lenders, and could restrict our ability to pay dividends to our shareholders.

For example, the manufacturing process for our Omniflow II graft, which we acquired in 2014, was transferred to our Burlington headquarters due to our discontinuation of operations in North Melbourne, Australia in June 2020. The MDD CE mark for Omniflow II has been secured and Burlington-built product has not been routinely available for sale on the European market. Most of our Omniflow II inventory held by our European subsidiary, however, has been depleted, and as a result we have experienced backorders, which will continue until we are able to ship sufficient quantities of Omniflow II from Burlington to Europe. Backorders for Omniflow II were approximately $1.0 million at December 31, 2022. If the ramp-up of Omniflow II shipments to Europe is materially delayed, our European revenues could be further impacted and our business could be harmed.

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

The treatment of peripheral vascular disease continues to shift from open vascular surgery to minimally invasive endovascular procedures. For example, some vascular surgeons have begun using transcarotid arterial revascularization, a new minimally invasive procedure, to treat carotid artery disease in lieu of a procedure in which our carotid shunts and vascular patches are used. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery rather than in endovascular procedures. We estimate that in 2022, over 95% of our net sales were from devices used in open vascular or other open surgical procedures.

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

CardioCel, and selected other devices, are sold to a different call point from that of most of our product lines, and we may not be successful in selling to that call point.

Historically, the majority of sales of CardioCel have been to pediatric cardiac surgeons, a call point that is different from our main call point focus. We market and sell our products primarily to vascular surgeons, and the majority of our marketing efforts and sales relate to products used in open vascular surgery. As a result, our sales representatives call predominantly on vascular surgeons and to a lesser extent, cardiac and neuro surgeons. Our success in selling CardioCel will depend, in part, on our sales representatives devoting a portion of their time to making sales calls to, and establishing relationships with, pediatric cardiac surgeons. If they do not undertake these activities or are unsuccessful in doing so, then this could lead to the loss of CardioCel sales and customers, and our financial condition or results of operations could be harmed. Most of our product lines are used in vascular procedures and as a result, our sales representatives are able to cross-sell most of our product portfolio to vascular surgeons.  Cross-selling opportunities to pediatric cardiac surgeons are limited. Additionally, if our sales representatives spend less time focused on vascular surgeons, the sales of our vascular products could decrease, and our financial condition or results of operations could be harmed. Selected Xenosure and RestoreFlow devices are also sold to call points other than the vascular surgeon.

Our tissue processing and preservation services are subject to a variety of risks, including those related to the procurement of human tissue and regulatory requirements.

Our ability to successfully provide RestoreFlow allograft processing, preservation and distribution services may be affected by the following:

•	maintenance of quality standards and controls to mitigate the risk that processed tissue cannot be sterilized;
•	compliance with regulatory and legal requirements specific to human tissue or changes in those requirements;
•	maintenance of our AATB accreditation, FDA establishment registration and state licensures;
•	the degree to which our tissue procurement organizations are successful in procuring the gift of tissue donation;
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

When we acquire a product line, we often enter into an agreement with the seller of the product line for a period of one to three years for the supply of the acquired product until we can transition manufacturing to our facilities. Those arrangements are always sole source supply arrangements with a supplier that has determined to divest the product it is manufacturing. As a result, the supplier may not allocate sufficient resources to the manufacture of our product in favor of dedicating resources to its remaining business. Additionally, there is significant risk if the supplier does not have the financial means to continue to supply product. For example, in the case of our 2019 acquisition of the CardioCel and VascuCel biologic patches, Anteris Technologies Ltd (formerly known as Admedus Ltd) and its affiliates have agreed to continue to supply those products to us until January 2024. If Anteris fails to meet its obligations under the supply agreement on a timely basis, or at all, then we may experience interruptions in our supply of the acquired products or we may not receive a future supply of the acquired products until we establish our own manufacturing. If we do not have sufficient supply of an acquired product, this could lead to loss of sales, customer dissatisfaction and damage to our reputation, and our financial condition or results of operations could be harmed.

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

Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities in Burlington, Massachusetts. We also have a manufacturing site in North Brunswick, New Jersey as well as a tissue processing preservation and distribution facility in Fox River Grove, Illinois. These facilities and the equipment we use to manufacture our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In such event, we could not shift production or processing to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers, if available at all. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

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

Our AlboGraft and Cardial vascular grafts, Artegraft biologic patch, XenoSure biologic patch, ProCol vascular graft and CardioCel and VascuCel patch products contain bovine tissue or material derived from bovine sources, and our Omniflow II Biosynthetic Vascular Graft contains ovine tissue. Products that contain materials derived from animal sources are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans via those materials. This public scrutiny has been particularly acute in Japan and Western Europe with respect to products derived from animal sources because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the U.S. have also increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries, like Australia or New Zealand, where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries, because of concern over the potential for the transmission of infectious agents. Significant new regulation, or a ban of our products, could impair our current business or our ability to expand our business, and in the case of a ban or suspension, could materially and adversely affect our results of operations.

We face intense competition from other companies, technologies, and alternative medical procedures and we may not be able to compete effectively.

The segments in which we operate are highly competitive, subject to change, and significantly affected by new product introductions and other activities of industry participants. Although no one company competes against us in all of our product lines or services, a number of manufacturers of peripheral vascular devices have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, greater marketing and management resources, larger research and development staffs, and larger facilities than ours; have established reputations with our target customers; and have developed worldwide distribution channels that are more effective than ours. Our competitors could elect to devote additional resources to the segments in which we currently enjoy less competition. Also, although we currently have leading positions in the segments for some of our products, this is not true for all of our products. From time to time, we have experienced difficulties competing against large companies.

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

In the years ended December 31, 2022, 2021 and 2020, a material portion of our increases in net sales was driven by higher average selling prices to our hospital customers across several of our product lines, particularly with respect to valvulotome and carotid shunt sales. In the past, we have been able to rely upon our well-known brands and our established reputation to implement price increases.

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

We derive a significant portion of our net sales from outside of the U.S. For the year ended December 31, 2022, 39% of our net sales were derived from outside of the U.S. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•	clawback of funds spent on healthcare in excess of budgeted amounts by foreign governments ;
•	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;
•	scrutiny of foreign tax authorities, which could result in significant fines, penalties and additional taxes on us;
•	pricing pressure that we may experience internationally;
•	laws and business practices favoring local companies;
•	longer payment cycles;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	difficulties in enforcing or defending intellectual property rights;
•	exposure to different legal and political standards; and
•	political, economic, and/or social instability.

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

Our distribution agreements are exclusive, where permissible, with terms typically of one to three years. These agreements may temporarily constrain our ability to convert certain countries or products from a distributor to a direct-to-hospital model. In order to ensure a successful market transition, we may compensate a distributor in connection with the termination of their distributorship, even where the payment of compensation is not required by contract or local law.

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

Our results of operations are reported in U.S. dollars. While the majority of our revenue is denominated in U.S. dollars, a significant portion of our revenue and costs is denominated in other currencies, such as the Euro, the British pound, the Japanese yen, the Canadian dollar, the Chinese yuan, the Korean won and the Australian dollar. For the year ended December 31, 2022, 39% of our net sales were to customers outside the U.S., largely in currencies other than the U.S. dollar. As a result, we face exposure to movements in currency exchange rates. Our results of operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income. Conversely, our local currency-based net assets, revenue, operating expenses, and net income will decrease if the U.S. dollar strengthens against the local currency. In 2022, the strong dollar decreased our net sales by $6.1 million. Additionally, receivable and payable balances denominated in currencies other than the functional currency may result in gains and losses upon settlement that may adversely impact our results of operations.

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

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable requirements, our manufacturing or processing operations could be disrupted, our sales and profitability could suffer, and we may become subject to a wide variety of FDA enforcement actions

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply with any regulatory requirements, it can institute a wide variety of enforcement actions, including, but not limited to, warning letters, fines and penalties, injunctions, civil or criminal charges, mandatory recalls, and withdrawal of clearances to sell products.

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

We participate in the Medical Device Single Audit (MDSAP) program, which allows manufacturers to undergo a universal quality system audit that is accepted in the United States, Japan, Australia, Canada and Brazil in lieu of individual routine audits by each regulator. Maintenance of this certification is a requirement to maintain sales in certain geographies including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or other geographies.

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

Some factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;
•	changes in our growth rates or our competitors’ growth rates;
•	our announcements or our competitors’ announcements of new products;
•	public concern as to the safety or efficacy of our products and services;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•	our determination whether or not to continue the payment of quarterly cash dividends;
•	our determination whether or not to undertake or continue a share repurchase program;
•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;
•	dilutive issuances of additional securities;
•	developments regarding our patents or proprietary rights or those of our competitors;
•	our inability to raise additional capital;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	the discontinuation of a product line or other revenue generating activity;
•	adverse regulatory actions which may necessitate recalls of our products or services or warning letters that negatively affect the markets for our products or services;
•	sales of common stock by us or our directors, officers, or principal stockholders;
•	control by our affiliates and insiders of a significant percentage of our common stock;

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, comparable companies, or our industry generally;
•	reduced or lower volume of trading in our common stock; and
•	our inclusion in or removal from stock market indices, such as the S&P 600 or Russell 2000.

The stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. The market price of our common shares may also fluctuate significantly due to a variety of factors unrelated to our financial results, including political instability, natural disasters, pandemics (such as COVID-19), war and/or events of terrorism; comments by securities analysts; and general market conditions in our industry or in the economy as a whole. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our chief executive officer has significant voting power and may take actions that may not align with the interests of our other stockholders.

Our chief executive officer controls approximately 11% of our outstanding common stock as of December 31, 2022. As a result, he could have significant influence on many matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of other stockholders.

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

Our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In addition, our European operations are headquartered at a 21,410 square foot leased facility located in Sulzbach, Germany, with a lease expiring in June 2031. We also lease additional manufacturing, processing, distribution and sales offices in other U.S., Europe, U.K. and Asia Pacific locations. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, contractual, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2022, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Holders of Record

On February 24, 2023, the closing price per share of our common stock was $51.29 as reported on The Nasdaq Global Market, and we had approximately 147 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. In 2022, we paid a quarterly cash dividend of $0.125 per share and, in 2021, we paid a quarterly cash dividend of $0.110 per share. On February 21, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on March 23, 2023, to stockholders of record at the close of business on March 9, 2023, which will total approximately $3.1 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Stock Price Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on LeMaitre’s common stock with the Nasdaq US Composite Index, the Nasdaq Medical Equipment Index and a peer group for the period covering from December 31, 2017, through the end of LeMaitre’s fiscal year ended December 31, 2022. The graph assumes an investment of $100.00 made on December 31, 2017, in (i) LeMaitre’s common stock, (ii) the stocks comprising the Nasdaq US Composite Index, (iii) the stocks comprising the Nasdaq Medical Equipment Index and (iv) the stocks comprising our peer group. The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/17	12/18	12/19	12/20	12/21	12/22

LeMaitre Vascular, Inc	100.00	74.87	115.13	131.35	164.34	152.19
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Medical Equipment	100.00	62.72	61.17	85.34	88.20	59.54
2022 Peer Group	100.00	128.51	138.64	183.32	230.41	200.59

LeMaitre’s fiscal year ends on the last day of December each year; data in the above table reflects market values for our stock and Nasdaq and peer group indices as of the close of trading on the last trading day of the year presented. The peer group includes the following companies: AngioDynamics, Inc., Artivion, Inc., Atricure, Inc., Cardiovascular Systems Inc., Inari Medical, Inc., Merit Medical Systems, Inc., Penumbra, Inc., Shockwave Medical, Inc., and Silk Road Medical, Inc.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program

October 1, 2022 through October 31, 2022	-	$-	N/A	N/A
November 1, 2022 through November 30, 2022	55	$53.24	N/A	N/A
December 1, 2022 through December 31, 2022	10,521	$46.58	N/A	N/A

Total	10,576	$46.61	N/A	N/A

(1)

For the three months ended December 31, 2022, we repurchased 10,576 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

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

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $750 million. We have grown our business using a simple three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring and, to a lesser extent, developing complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures at the onset of the pandemic and then periodically when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, however, in many geographies we have seen restrictions eased. Since 2020, these dynamics have resulted in variable and unpredictable sales.

Our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. Through our RestoreFlow allografts business, we also provide services related to the processing and cryopreservation of human vascular and cardiac tissue.

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In 2022, biologics represented 49% of our worldwide sales. We view the biologic device offerings favorably, as we believe they represent differentiated and in some cases growing product segments.

To assist us in evaluating our business strategies, we monitor long-term technology trends in the peripheral vascular device market. Additionally, we consider the information obtained from discussions with the medical community in connection with the demand for our products, including potential new product launches. We also use this information to help determine our competitive position in the peripheral vascular device market and our manufacturing capacity requirements.

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

We sell our products and services primarily through a direct sales force. As of December 31, 2022, our sales force was comprised of 131 sales representatives in North America, Europe and Asia Pacific, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; and Seoul, Korea. During the years ended December 31, 2022 and 2021, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

•

During 2021, we made decisions to wind down or discontinue our TRIVEX powered phlebectomy systems, remote endarterectomy devices and surgical glue. These product lines totaled approximately $2.2 million in 2021 revenues.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

During 2020, we entered into definitive agreements with, or participated with Admedus in concluding agreements with, several former Admedus distributors in Europe and Canada, in order to terminate their distribution of our bovine cardiac and vascular patch products previously distributed by Admedus, and we began selling direct-to-hospital in those geographies. The termination fees totaled approximately $0.1 million.

•

During 2020, we participated with Artegraft in concluding agreements with several of their former U.S. distributors in order to terminate their distribution of our bovine graft products. We now sell Artegraft products direct-to-hospital throughout the United States.

•

In May 2022, we entered into a distribution transition agreement with our Korean distributor in order to sell products directly in Korea and dissolve the existing distribution arrangement. We began selling direct-to-hospital in December 2022. The distribution termination fees totaled approximately $0.5 million.

We also rely, to a much lesser extent, on internal product development efforts to bring differentiated technologies and next-generation products to market:

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration.

•	In March 2022, we received U.S. FDA clearance to market PhasTIPP, a portable powered phlebectomy device used to remove varicose veins in the leg. We expect to launch this product in 2023.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In June 2014, we acquired the Omniflow II ovine graft business from BioNova, International. In June 2019, we initiated a project to transfer the production of these devices to our Burlington facilities. We received approval to sell these devices in Europe in June 2022. We expect this transfer to be substantially complete in 2023.

•

In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect this transfer to be substantially complete in 2023.

•

In June 2022, we closed our St. Etienne, France factory in order to streamline manufacturing operations and to reduce expenses. The Cardial business previously conducted at the St. Etienne facility consisted of the manufacturing of polyester vascular grafts, valvulotomes, surgical glue and select OEM devices. We expect to transition Cardial graft sales to our Burlington-manufactured polyester vascular graft product (Albograft) for additional cost savings and improved margins. We acquired the Cardial business in 2018.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2022, approximately 39% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For 2022, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $6.1 million, as compared to rates in effect for 2021.

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

Results of Operations

Since March 2020, the COVID-19 pandemic has significantly impacted the markets for our products as well as our business. In response to COVID-19, many hospitals limited elective procedures at the onset of the pandemic and then periodically when infection rates have increased. Many of our devices are used in elective procedures. Additionally, our sales representatives’ access to hospitals and surgeons has periodically been restricted by hospitals or local governments. More recently, in many geographies we have seen restrictions eased. These dynamics have resulted in, and we expect will continue to result in, variable and unpredictable sales.

As described above, our results could be materially impacted in the near term. These financial statements and management’s discussion and analysis of financial condition and results of operations should be read in that context.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2022	2021	$ Change	change
	($ in thousands)
Net sales	$161,651	$154,424	$7,227	5%

Net sales by geography:
Americas	$109,439	$102,265	$7,174	7%
Europe, Middle East and Africa	41,854	42,132	(278)	(1%)
Asia Pacific	10,358	10,027	331	3%
Total	$161,651	$154,424	$7,227	5%

Net sales. Net sales increased $7.2 million, or 5%, to $161.7 million for the year ended December 31, 2022, compared to $154.4 million for the year ended December 31, 2021. The increase was driven primarily by increased bovine graft sales of $2.9 million, carotid patch sales of $2.4 million, shunt sales of $2.4 million, and allograft preservation services of $1.7 million. The increased sales were partially offset by decreased ovine graft sales of $1.5 million (largely due to regulatory and production related back-orders which totaled approximately $1.0 million at year end) and surgical glue sales of $0.7 million. We estimate that the stronger U.S. dollar decreased net sales by $6.1 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

During the years ended December 31, 2022 and 2021, approximately 94% of our net sales were direct-to-hospital.

Net sales by geography. Net sales in the Americas increased $7.2 million, or 7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was driven primarily by increased bovine graft sales of $2.9 million, allograft preservation services of $1.3 million, shunt sales of $1.1 million, valvulotomes sales of $0.9 million, and carotid patch sales of $0.6 million.

EMEA net sales decreased $0.3 million, or 1%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was driven primarily by a comparatively stronger dollar in 2022, as well as decreased ovine graft sales of $1.5 million (largely due to regulatory and production related back-orders which totaled approximately $1.0 million at year end), and surgical glue sales of $0.7 million. The decreased sales were partially offset by increased shunt sales of $1.4 million and carotid patch sales of $1.1 million.

Asia Pacific net sales increased $0.3 million, or 3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was driven primarily by increased carotid patch sales of $0.7 million and embolectomy catheters sales of $0.3 million. The increased sales were partially offset by a comparatively stronger dollar in 2022, as well as decreased occlusion catheters, valvulotome, shunt, and clip sales of $0.1 million each.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

				Percent
	2022	2021	Change	change
	($ in thousands)
Gross profit	$104,896	$101,382	$3,514	3%

Gross margin	64.9%	65.7%	-0.8%	*

* Not applicable

Gross Profit. Gross profit increased $3.5 million, or 3%, to $104.9 million for the year ended December 31, 2022, and gross margin decreased by 80 basis points to 64.9% in the period. The increase in gross profit was driven primarily by increased sales from bovine grafts, carotid patches, and shunts. The decrease in the gross margin was driven primarily by unfavorable changes in foreign currency exchange rates, manufacturing inefficiencies largely related to increased direct labor and quality costs, and unfavorable product mix including higher sales of comparatively lower margin embolectomy catheters and polyester grafts and lower sales of comparatively higher margin valvulotomes.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

				Percent	2022 as a %	2021 as a %
	2022	2021	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$32,921	$27,655	$5,266	19%	20%	18%
General and administrative	28,745	25,501	3,244	13%	18%	17%
Research and development	13,294	11,801	1,493	13%	8%	8%
Restructuring	3,107	-	3,107	*	2%	0%
	$78,067	$64,957	$13,110	20%	48%	42%

* Not a meaningful percentage.

Sales and marketing. For the year ended December 31, 2022, sales and marketing expense increased 19% to $32.9 million. The increase was driven primarily by higher salaries and related expenses of $4.1 million, including higher sales commissions of $1.4 million. From December 31, 2021 to December 31, 2022, we increased our sales representative headcount from 103 to 131. We also added two additional regional sales managers in the period. Travel and related expenses were also higher by $0.8 million. Expense reduction programs implemented in 2020 through 2021 in response to COVID-19, including a reduction in sales force, lowered expenses for the year ended December 31, 2021. We have since rehired in many areas, including our sales force. As a percentage of net sales, sales and marketing expense increased to 20% for the year ended December 31, 2022, up from 18% in the prior period.

General and administrative. For the year ended December 31, 2022, general and administrative expenses increased 13% to $28.7 million. The increase was driven primarily by higher salaries and related expenses of $2.7 million due to an increase in personnel. Additionally, in 2021 we recognized a gain of $0.5 million related to the amendment of a contingent purchase obligation associated with our 2019 Admedus biologic patch acquisition which lowered general and administrative expenses. As a percentage of sales, general and administrative expense increased to 18% for the year ended December 31, 2022, up from 17% in the prior period.

Research and development. For the year ended December 31, 2022, research and development expense increased 13% to $13.3 million. The increase was driven primarily by higher salaries and related expenses of $1.1 million due to an increase in personnel. Outside services and testing also increased by $0.5 million primarily due to higher third-party costs associated with European regulatory approvals. Our products are currently regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (MDD) and the Medical Device Regulation (MDR). In order to market our medical devices in the EU and the United Kingdom, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR. As a percentage of sales, total research and development expense was 8% for both 2022 and 2021.

Restructuring. For the year ended December 31, 2022, restructuring expense was $3.1 million. On June 30, 2022 we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs. We did not record additional expenses related to the closure subsequent to June 30, 2022.

Income tax expense. We recorded a tax provision of $6.9 million on pre-tax income of $27.5 million for the twelve months ended December 31, 2022, compared to $7.4 million on pre-tax income of $34.3 million for the twelve months ended December 31, 2021.

Our effective income tax rate was 27.8% and 24.9% for the three- and twelve-month periods ended December 31, 2022. Our tax expense for 2022 is based on an estimated annual effective tax rate of 26.0%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for 2022 varies from the statutory rate mainly due to permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 21.9% and 21.5% for the three- and twelve-month periods ended December 31, 2021. Our 2021 provision was based on an estimated annual effective tax rate of 24.7%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2021 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of December 31, 2022, we have provided a valuation allowance of $1.6 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in a cash tax liability for the 2022 tax year of approximately $0.7 million. Our net deferred tax assets increased in 2022 by approximately $0.7 million as a result as well. This provision is also expected to increase our 2023 cash tax liability. The actual impact on 2023 cash tax liability will depend on the amount of research and development expenses paid or incurred in 2023 among other factors. While the largest impact of this provision will be to 2022 cash tax liability, the impact will continue over the five-year amortization period, but will decrease ratably over the period.

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

* Not a meaningful percentage.

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

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

				Percent	2021 as a %	2020 as a %
	2021	2020	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$27,655	$23,700	$3,955	17%	18%	18%
General and administrative	25,501	22,501	3,000	13%	17%	17%
Research and development	11,801	10,099	1,702	17%	8%	8%
Gain on divestures and acquisitions	-	(470)	470	*	0%	(0%)
	$64,957	$55,830	$9,127	16%	42%	43%

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

Liquidity and Capital Resources

At December 31, 2022, our cash and cash equivalents were $19.1 million as compared to $13.9 million at December 31, 2021. We also had $63.6 million in short-term marketable securities as of December 31, 2022 and $56.1 million as of December 31, 2021. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. At December 31, 2022 our short-term marketable securities reflected an unrealized loss of $1.8 million as a result of increasing market interest rates.

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

On February 21, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 21, 2024. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

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

We recognized operating income of $26.8 million for the year ended December 31, 2022, $36.4 million for the year ended December 31, 2021, and $28.8 million for the year ended December 31, 2020. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, pay dividends, repurchase shares of our common stock and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months and to meet our known long-term cash requirements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or take out a loan. The sale of additional equity and debt securities may result in dilution to our stockholders, as was the case with our July 2021 equity offering. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all.

Cash Flows

	Year ended December 31,
	2022	2021	2020
	($ in thousands)
Cash and cash equivalents	$19,134	$13,855	$26,764

Cash flows provided by (used in):
Operating activities	$25,378	$35,102	$34,800
Investing activities	(10,371)	(61,076)	(52,891)
Financing activities	(9,234)	13,702	32,155

Net cash provided by operating activities. Net cash provided by operating activities was $25.4 million for the year ended December 31, 2022, and consisted of $20.6 million net income, adjusted for non-cash items of $18.1 million (including primarily depreciation and amortization of $9.4 million, stock-based compensation of $4.2 million, provisions for inventory write-offs and doubtful accounts of $3.2 million, and loss on divestitures of $2.0 million, offset by foreign currency transaction effect on income of $0.3 million, benefit for deferred income taxes of $0.2 million, gain on sale of building of $0.1 million, and fair value adjustments on contingent consideration for acquisitions of $0.1 million), as well as cash used for working capital of $13.4 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $7.4 million, increases in accounts receivable of $3.5 million, and increases in prepaid and other assets of $3.1 million, offset by increases in accounts payable and other liabilities of $0.6 million.

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

Net cash used in investing activities. Net cash used in investing activities was $10.4 million for the year ended December 31, 2022, including purchases of marketable securities of $8.0 million and purchases of property and equipment of $3.2 million, offset by proceeds from the sale of the St. Etienne, France building of $0.9 million.

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

Net cash provided by (used in) financing activities. Net cash used in financing activities was $9.2 million for the year ended December 31, 2022. Use of cash included dividend payments of $11.0 million and deferred payments for acquisitions of $1.1 million. These uses of cash were offset by proceeds from stock option exercises of $2.8 million, net of shares repurchased to covered employee payroll taxes on restricted stock unit (RSU) vestings.

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

Dividends.

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On February 21, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on March 23, 2023, to stockholders of record at the close of business on March 9, 2023, which will total approximately $3.1 million.

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

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily directly to hospitals and to a lesser extent to distributors, as described below, and, during the periods presented in our consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis. We also derive revenues from the processing and cryopreservation of human tissue for implantation in patients. These revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed in the succeeding paragraph have been met.

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

Valuation of Intangible Assets and Goodwill

Intangible assets consist primarily of purchased developed technology, patents, customer relationships and trademarks, and are amortized over their estimated useful lives, ranging from 2 to 16 years. Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $46.5 million as of December 31, 2022 and $52.7 million as of December 31, 2021. Goodwill was $65.9 million as of both December 31, 2022 and December 31, 2021.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, business acquisitions, employment, commercial matters, intellectual property matters, product liability and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2022, 2021, and 2020, we were not subject to any material litigation, claims or assessments.

In connection with certain of our acquisitions, we may enter into agreements to pay additional future consideration upon the satisfaction of certain agreed-upon criteria. We record liabilities for these arrangements at estimated fair value reflecting management’s assumptions of the likelihood of achieving the specified criteria at the time of the closing, which may require significant judgment. These amounts are remeasured each reporting period, with any adjustments recorded in income from operations.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and are generally adopted by the Company as of a specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows.

Foreign Currency Risk

During both fiscal 2022 and 2021, 39% of our total revenue was from customers outside of the U.S. In addition, a significant portion of our operating costs incurred outside the U.S. are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we did not do so during 2022 or 2021. Our largest exposures to foreign currency exchange rates exist primarily with the Euro, British pound, Canadian dollar, Australian dollar and Japanese yen.

During the years ended December 31, 2022 and 2021, we recorded $0.4 million and $0.1 million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries. Our analysis of operating results transacted in various foreign currencies indicated that a hypothetical 10% change in the foreign currency exchange rates could have increased or decreased the consolidated results of operations by approximately $2.2 million for 2022.

Interest Rate Risk

At December 31, 2022, we held $19.1 million in cash and cash equivalents and $63.6 million in a short-term managed income mutual fund investment. We believe that a hypothetical 10% increase or decrease in interest rates could have a material impact on our cash balances and financial position, results of operations or cash flows. At December 31, 2022 our short-term marketable securities reflected an unrealized loss of $1.8 million as a result of increasing market interest rates.

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

Based on an evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. Management based its assessment on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their respective report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

March 1, 2023

Item 9B.	Other Information

Not Applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in our 2023 definitive proxy statement (2023 Definitive Proxy Statement) for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our 2023 Definitive Proxy Statement, to the extent required to be included.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2023 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2022. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,021,592	$38.43	438,478
Equity compensation plans not approved by security holders	-	-	-
Total	1,021,592	$38.43	438,478

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2023 Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2023 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets
(iii)	Consolidated Statements of Operations
(iv)	Consolidated Statements of Changes in Stockholders’ Equity
(v)	Consolidated Statements of Comprehensive Income
(vi)	Consolidated Statements of Cash Flows
(vii)	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

2.3	Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries	10-K	3/12/20	001-33092

2.4	Amendment No. 1 to Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd(now known as Anteris Technologies Ltd) and certain of its subsidiaries.	8-K	9/1/21	001-33092

2.5^	Asset Purchase Agreement, dated June 22, 2020, by and between the Company and Artegraft, Inc.	8-K	6/24/20	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	001-33092

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	3/12/20	001-33092

10.1	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblomand Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.2	Director Compensation Policy	10-Q	8/5/21	001-33092

10.3†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrantand George W. LeMaitre	S-1/A	5/26/06	333-133532

10.4†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.5†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.6†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.7	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.8	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C.Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.9	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C.Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.10†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by andbetween the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.11†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrantand David Roberts	10-K	3/31/09	001-33092

10.12†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrantand Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.13	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.14	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, asTrustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.15	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.16	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.17	Third Amendment of Northwest Park Lease dated August 31, 2012, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.18	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.19	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.20	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.21†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.22†	Third Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/8/15	001-33092

10.23†	Form of Restricted Stock Unit Award Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option AndIncentive Plan	8-K	3/9/18	001-33092

10.24†	Form of Incentive Stock Option Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And IncentivePlan	10-K	3/9/18	001-33092

10.25†	Form of Non-Qualified Stock Option Agreement (Employees) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.26	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.28^	License Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries	10-K	3/12/20	001-33092

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

10.29	First Amendment of Lease dated October 29, 2019 between NWP BUILDING 3 LLC and the Registrant	8-K	11/1/19	001-33092

10.30	Fifth Amendment of Lease dated October 29, 2019 between NWP BUILDING 4 LLC and the Registrant	8-K	11/1/19	001-33092

10.31	Seventh Amendment of Lease dated October 29, 2019 between NWP BUILDING 5 LLC and the Registrant	8-K	11/1/19	001-33092

10.32	Lease dated November 26, 2019 between NWP Retail 18 LLC and the Registrant.	8-K	12/3/19	001-33092

10.35†	Eighth Amended and Restated Equity Award Grant Policy	8-K	7/9/21	001-33092

10.36†	Form of Restricted Stock Unit Award Agreement – Performance Based Award under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	2/28/22	001-33092

21.1	List of Subsidiaries
X
23.1	Consent of Grant Thornton LLP
X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
X
32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)
X
32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)
X
101.INS	Inline XBRL Instance Document.
X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
X
101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and	March 1, 2023
George W. LeMaitre	Chairman of the Board (Principal Executive Officer)

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal	March 1, 2023
Joseph P. Pellegrino, Jr.	Financial and Accounting Officer) and Director

/s/ LAWRENCE J. JASINSKI	Director	March 1, 2023
Lawrence J. Jasinski

/s/ JOHN J. O’CONNOR	Director	March 1, 2023
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	March 1, 2023
David B. Roberts

/s/ JOHN A. ROUSH	Director	March 1, 2023
John A. Roush

/s/ BRIDGET A. ROSS	Director	March 1, 2023
Bridget A. Ross

/s/ MARTHA M. SHADAN	Director	March 1, 2023
Martha M. Shadan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.

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

Boston, Massachusetts

March 1, 2023

LeMaitre Vascular, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,134	$13,855
Short-term marketable securities	63,557	56,104
Accounts receivable, net of allowances of $835 at December 31, 2022 and $679 at December 31, 2021	22,040	19,631
Inventory and other deferred costs	50,271	46,104
Prepaid expenses and other current assets	6,731	4,189
Total current assets	161,733	139,883

Property and equipment, net	17,901	17,059
Right-of-use leased assets	15,634	15,071
Goodwill	65,945	65,945
Other intangibles, net	46,527	52,710
Deferred tax assets	1,745	1,566
Other assets	991	568
Total assets	$310,476	$292,802

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,903	$2,340
Accrued expenses	19,967	16,332
Acquisition-related obligations	573	1,271
Lease liabilities - short-term	1,886	1,870
Total current liabilities	25,329	21,813

Lease liabilities - long-term	14,710	14,067
Deferred tax liabilities	69	70
Other long-term liabilities	2,167	2,701
Total liabilities	42,275	38,651

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,655,716 shares at December 31, 2022, and 23,477,784 shares at December 31, 2021	237	235
Additional paid-in capital	189,268	181,630
Retained earnings	97,773	88,125
Accumulated other comprehensive loss	(6,031)	(3,435)
Treasury stock, at cost; 1,568,595 shares at December 31, 2022 and 1,554,905 shares at December 31, 2021	(13,046)	(12,404)
Total stockholders’ equity	268,201	254,151
Total liabilities and stockholders’ equity	$310,476	$292,802

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)

Net sales	$161,651	$154,424	$129,366
Cost of sales	56,755	53,042	44,748

Gross profit	104,896	101,382	84,618

Sales and marketing	32,921	27,655	23,700
General and administrative	28,745	25,501	22,501
Research and development	13,294	11,801	10,099
Restructuring	3,107	-	-
Gain on sale of building	-	-	(470)
Total operating expenses	78,067	64,957	55,830

Income from operations	26,829	36,425	28,788

Other income (expense):
Interest income	986	197	207
Interest expense	-	(2,219)	(1,310)
Other income (loss), net	(325)	(116)	(329)

Income before income taxes	27,490	34,287	27,356
Provision for income taxes	6,854	7,380	6,136

Net income	$20,636	$26,907	$21,220

Earnings per share of common stock:
Basic	$0.94	$1.27	$1.05
Diluted	$0.93	$1.25	$1.04

Weighted-average shares outstanding:
Basic	21,975	21,157	20,246
Diluted	22,171	21,475	20,479

Cash dividends declared per common share	$0.50	$0.44	$0.38

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2022	2021	2020

Net income	$20,636	$26,907	$21,220
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,071)	(1,604)	2,468
Unrealized gain (loss) on short-term marketable securities	(1,525)	(306)	14
Total other comprehensive income (loss)	(2,596)	(1,910)	2,482

Comprehensive income	$18,040	$24,997	$23,702

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2019	21,678,927	217	105,934	57,029	(4,007)	1,522,035	(11,032)	148,141

Net income				21,220				21,220
Other comprehensive income (loss)					2,482			2,482
Issuance of common stock for stock options exercised	331,958	3	5,968					5,971
Vested restricted stock units	50,669	1	-					1
Stock-based compensation expense			3,022					3,022
Repurchase of common stock for net settlement of equity awards						16,537	(570)	(570)
Common stock cash dividend paid				(7,695)				(7,695)

Balance at December 31, 2020	22,061,554	221	114,924	70,554	(1,525)	1,538,572	(11,602)	172,572

Net income				26,907				26,907
Other comprehensive income (loss)					(1,910)			(1,910)
Issuance of common stock, net of issuance costs	1,150,000	12	58,683					58,695
Issuance of common stock for stock options exercised	217,121	2	4,544					4,546
Vested restricted stock units	49,109	-	-					-
Stock-based compensation expense			3,479					3,479
Repurchase of common stock for net settlement of equity awards						16,333	(802)	(802)
Common stock cash dividend paid				(9,336)				(9,336)

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

Net income				20,636				20,636
Other comprehensive income (loss)					(2,596)			(2,596)
Issuance of common stock for stock options exercised	133,963	1	3,465					3,466
Vested restricted stock units	43,969	1	-					1
Stock-based compensation expense			4,173					4,173
Repurchase of common stock for net settlement of equity awards						13,690	(642)	(642)
Common stock cash dividend paid				(10,988)				(10,988)

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities
Net income	$20,636	$26,907	$21,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,433	11,070	8,395
Stock-based compensation	4,173	3,479	3,022
Fair value adjustments to contingent consideration obligations	(108)	(674)	182
Provision for doubtful accounts and allowances	637	263	293
Provision for inventory write-downs	2,572	3,779	1,523
Provision (benefit) for deferred income taxes	(182)	79	(328)
Gain on sale of building	(115)	-	(470)
Loss on divestitures	1,954	-	-
Loss on disposal of PP&E	95	-	-
Foreign currency transaction effect on income	(315)	163	100
Changes in operating assets and liabilities:
Accounts receivable	(3,533)	(818)	(939)
Inventory and other deferred costs	(7,418)	(5,485)	(2,609)
Prepaid expenses and other assets	(3,096)	(1,927)	89
Accounts payable and other liabilities	645	(1,734)	4,322
Net cash provided by operating activities	25,378	35,102	34,800
Investing activities
Purchases of property and equipment	(3,229)	(4,882)	(2,982)
Proceeds from sale of building	858	-	2,023
Payments related to acquisitions	-	-	(72,627)
Purchases of short-term marketable securities	(8,000)	(59,194)	(2,205)
Proceeds from sales of marketable securities	-	3,000	22,900
Net cash used in investing activities	(10,371)	(61,076)	(52,891)
Financing activities
Payment of deferred acquisition consideration	(1,070)	(401)	(2,800)
Proceeds from revolving line of credit	-	-	25,000
Proceeds from issuance of long-term debt	-	-	40,000
Payments of revolving line of credit	-	-	(25,000)
Payments of long-term debt	-	(39,000)	(1,000)
Payment of deferred debt issuance costs	-	-	(1,751)
Proceeds from issuance of common stock	3,466	63,241	5,971
Purchase of treasury stock for net settlement of equity awards	(642)	(802)	(570)
Common stock cash dividend paid	(10,988)	(9,336)	(7,695)
Net cash provided by (used in) financing activities	(9,234)	13,702	32,155
Effect of exchange rate changes on cash and cash equivalents	(494)	(637)	914
Net increase (decrease) in cash and cash equivalents	5,279	(12,909)	14,978
Cash and cash equivalents at beginning of year	13,855	26,764	11,786
Cash and cash equivalents at end of year	$19,134	$13,855	$26,764
Supplemental disclosures of cash flow information (see Notes 7 and 10).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries, LeMaitre Vascular GmbH, LeMaitre Vascular GK, Vascutech Acquisition LLC, LeMaitre Acquisition LLC, LeMaitre Vascular SAS, LeMaitre Vascular S.r.l., LeMaitre Vascular Spain SL, LeMaitre Vascular Switzerland GmbH, LeMaitre Vascular ULC, LeMaitre Vascular AS, LeMaitre Vascular Pty Ltd, Bio Nova International Pty Ltd, LeMaitre Vascular, Ltd., LeMaitre Medical Technology (Shanghai) Co. Ltd, LeMaitre Cardial SAS, LeMaitre Pte Ltd, and LeMaitre Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities. Our estimates and assumptions, including those related to bad debts, inventory and other deferred costs, intangible assets, sales returns and discounts, and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021
Americas	$109,439	$102,265
Europe, Middle East and Africa	41,854	42,132
Asia Pacific	10,358	10,027
Total	$161,651	$154,424

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

	Year ended December 31,
	2022	2021	2020
		(in thousands)

Advertising expense	$195	$236	$216

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

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. We maintain cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain of our account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $10.3 million as of December 31, 2022.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers such as hospitals, distributors and agents, particularly in Spain and France, may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2022 our receivables in Spain and France totaled $0.8 million and $1.0 million, respectively. Receivables balances with certain government-owned hospitals and government supported customers in these countries can accumulate over a period of time and then subsequently be settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2022, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write offs of uncollectible amounts may increase.

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

	Balance at	Additions	Deductions	Balance at
	Beginning	(recoveries) charged	from	End of
	of Period	to Income	Reserves	Period
	(in thousands)
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2022	$679	$637	$481	$835
Year ended December 31, 2021	623	263	207	679
Year ended December 31, 2020	522	293	192	623

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term marketable securities, accounts receivable and trade payables. The fair value of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest. Unrealized gains and losses on our short-term marketable securities are recorded in other comprehensive income. At December 31, 2022 our short-term marketable securities reflected an unrealized loss of $1.8 million as a result of increasing market interest rates.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using straight-line method as follows:

Description	Useful Life (in years)
Computer hardware	3	–	5
Machinery and equipment	3	–	10
Building and leasehold improvements	The shorter of its useful life or lease term

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

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. We evaluate the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. We perform an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of our reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We have determined that no goodwill impairment charges were required for the years ended December 31, 2022, 2021 or 2020.

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

We also issue restricted stock units (RSUs) and performance-based restricted stock units (PSUs) as additional forms of equity compensation to our employees, officers, and directors, pursuant to our stockholder-approved 2006 Plan. RSUs entitle the grantee to an issuance of stock at no cost and generally vest over a period of time determined by our Board of Directors at the time of grant. PSUs granted in December 2022 will vest based on achievement of operating income for 2023 against budgeted operating income as approved by our Board of Directors. The fair market value of the award is determined based on the number of RSUs and PSUs granted and the market value of our common stock on the grant date and is amortized to expense over the period of vesting. Unvested RSUs and PSUs are forfeited and canceled as of the date that employment or service to the company terminates. RSUs and PSUs are settled in shares of our common stock upon vesting. We typically repurchase common stock upon our employees’ vesting in RSUs and PSUs in order to cover any minimum tax withholding liability as a result of the awards having vested. PSUs granted in December 2021 based on achievement of operating income for 2022 against budgeted operating income as approved by our Board of Directors were not achieved and therefore not awarded to the recipients. The Company reversed $0.6 million of stock-based compensation expense in December 2022 as a result.

Commitments and Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, commercial matters and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy in dealing with each matter. We record charges for anticipated losses in connection with litigation and claims against us when we conclude a loss is probable and we can reasonably estimate the loss. During the years ended December 31, 2022, 2021 and 2020, we were not subject to any material litigation or claims and assessments.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on our marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2022, 2021 or 2020.

Accumulated other comprehensive loss consisted of foreign currency translation adjustment losses of $4.2 million and $3.1 million as of December 31, 2022 and 2021, respectively, and unrealized losses on short-term marketable securities of $1.8 million and $0.3 million as of December 31, 2022 and 2021, respectively.

Restructuring

We record restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, reductions in force, or distributor terminations. These restructuring charges, which reflect our commitment to a termination or exit plan, are based on estimates of the expected costs associated with site closure, legal matters, contract terminations, severance payments, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

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

The computation of basic and diluted net income per share is as follows:

		Year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$20,636	$26,907	$21,220

Weighted average shares outstanding	21,975	21,157	20,246

Basic earnings per share	$0.94	$1.27	$1.05

Diluted:
Net income available for common stockholders	$20,636	$26,907	$21,220

Weighted-average shares outstanding	21,975	21,157	20,246
Common stock equivalents, if dilutive	196	318	233

Shares used in computing diluted earnings per common share	22,171	21,475	20,479

Diluted earnings per share	$0.93	$1.25	$1.04

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	293	10	483

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and are generally adopted by the Company as of a specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

2. Acquisitions

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

Artegraft Biologic Grafts

On June 22, 2020, we entered into an Asset Purchase Agreement (Artegraft APA) to acquire the biologic graft business from Artegraft, Inc., who subsequent to the closing changed their name to Accidentals, Inc, (Artegraft, Inc.). Under the terms of the Artegraft APA, we agreed to pay Artegraft, Inc. a total of up to $90.0 million for the purchase of substantially all of the assets related to its business of manufacturing, marketing, sale and distribution of its bovine carotid artery grafts (Products) other than specifically identified excluded assets. The acquired assets included inventory, accounts receivable, machinery and equipment, intellectual property, permits and approvals, data and records, and customer and supplier information. At closing, $72.5 million of the purchase price was paid to Artegraft, Inc. and other parties as specified in the Artegraft APA, including $7.5 million into an escrow account. The escrow amount was to be held until December 31, 2021 to cover any potential claims against LeMaitre or Artegraft, Inc. and subsequently was released to Artegraft, Inc. by mutual consent of the parties.

Three earn-out payments of $5,833,333 each are potentially due to Artegraft, Inc. under the Artegraft APA depending on the achievement of specified revenue targets, as follows:

●

$5.8 million upon final determination that 20,000 units of Product have been sold to third parties from January 1, 2021 to December 31, 2021 (this milestone was not met and accordingly no payment was made);

●

$5.8 million upon final determination that 24,000 units of Product have been sold to third parties from January 1, 2022 to December 31, 2022 (this milestone was not met and accordingly no payment was made); and

●	$5.8 million upon final determination that 28,800 units of Product have been sold to third parties from January 1, 2023 to December 31, 2023.

The Artegraft APA includes a catch-up feature on the earn-outs such that, at the end of the three-year period, if the sum of the unit sales for all three years is greater than or equal to 58,240 unit sales (80% of the combined individual-year targets), Artegraft, Inc. will receive a “catch-up payment” in an amount equal to (a) $17,500,000 times a fraction, the numerator of which is the aggregate number of unit sales for the three-year period, and the denominator of which is 72,800 less (b) any individual-year earn-out previously paid. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these unit targets at the time of the closing of the acquisition, as well as the time value of money until payment. This amount is remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. As of December 31, 2022 the fair value of the liability is $0.1 million.

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

CardioCel and VascuCel Biologic Patches

On October 11, 2019 (the Closing Date), we entered into an asset purchase agreement (Admedus APA) to acquire the biologic patch business assets and a related technology license from Admedus Ltd (now known as Anteris Technologies Ltd) and various of its subsidiaries (collectively, Admedus). The biologic patch business consists of the CardioCel and VascuCel product lines, which are manufactured in a manner intended to reduce the risk of calcification. The products are sold worldwide. On the same date, the parties entered into a Transition Services Agreement (TSA) under which Admedus will manufacture and supply LeMaitre with inventory for a period of up to three years, unless extended in writing by both parties. In August 2021, the term of this arrangement was extended through July 11, 2023, and in February 2023, it was further extended through January 11, 2024.

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

During the quarter ended September 30, 2021, the Company entered into an amendment to the Admedus APA. Under the amendment, the Third Holdback Amount, less a deduction for certain expenses incurred by LeMaitre in order to achieve CE mark certification, will be paid as follows: 75% within 15 days following LeMaitre’s receipt of a CE mark under MDR regulations for CardioCel products, and 25% within 15 days following LeMaitre’s receipt of a CE mark under MDR regulations for VascuCel products. During the quarter ended September 30, 2021 we recorded a reduction to the liability of approximately $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the Third Holdback Amount in connection with this amendment. Additionally, during the quarter ended December 31, 2022 we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations.

3. Divestitures

On April 26, 2022, we committed to a plan to close our St. Etienne, France factory, which supported our LeMaitre Cardial SAS (Cardial) business, in order to streamline manufacturing operations and reduce expenses. The Cardial business consisted of the manufacture of polyester vascular grafts, valvulotomes, surgical glue and selected OEM devices. We acquired the Cardial business in 2018.

On June 30, 2022 we ceased operations at the St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs. We did not record additional expenses related to the closure subsequent to June 30, 2022.

On October 10, 2022 we sold the St. Etienne, France building, building improvements, and land for $0.9 million less closing costs of $0.1 million, resulting in a gain of approximately $0.1 million recorded for the three months ended December 31, 2022.

4. Inventory and Other Deferred Costs

Inventory and other deferred costs consists of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$14,929	$5,945
Work-in-process	3,662	9,416
Finished products	26,688	25,286
Other deferred costs	4,992	5,457

Total inventory and other deferred costs	$50,271	$46,104

We had inventory on consignment at customer sites of $1.5 million and $2.1 million at December 31, 2022 and 2021, respectively.

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

5. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2022	2021
	(in thousands)
Computer hardware	$5,689	$5,667
Machinery and equipment	22,104	18,439
Building and leasehold improvements	15,232	15,884

Gross property and equipment	43,025	39,990
Less accumulated depreciation	(25,124)	(22,931)

Property and equipment, net	$17,901	$17,059

During the years ended December 31, 2022, 2021 and 2020 we wrote off fully depreciated assets with gross values of $0.5 million, $0.1 million and $0.6 million, respectively.

Depreciation expense is as follows:

	Year ended December 31,
	2022	2021	2020
		(in thousands)

Depreciation expense	$3,250	$3,280	$3,181

6. Goodwill and Other Intangibles

Goodwill consists of the following:

	As of December 31,
	2022	2021

Balance at beginning of year	$65,945	$65,945
Additions for acquisitions	-	-
Purchase accounting adjustments	-	-
Effects of currency exchange	-	-

Balance at end of year	$65,945	$65,945

Other intangibles consist of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$13,319	$16,230	$29,549	$10,473	$19,076
Trademarks, tradenames and licenses	3,647	1,533	2,114	3,647	1,139	2,508
Customer relationships	36,197	8,359	27,838	36,197	5,674	30,523
Other intangible assets	1,461	1,116	345	1,461	858	603

Total identifiable intangible assets	$70,854	$24,327	$46,527	$70,854	$18,144	$52,710

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of December 31, 2022, is 10.1 years. Amortization expense is included in general and administrative expense and is as follows:

	Year ended December 31,
	2022	2021	2020
		(in thousands)

Amortization expense	$6,183	$6,195	$5,043

Estimated amortization expense for each of the next five fiscal years, based upon the intangible assets at December 31, 2022, is as follows:

	Year ended December 31,
	2023	2024	2025	2026	2027
	(in thousands)

Amortization expense	$5,952	$5,629	$5,429	$4,983	$4,706

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

In November 2021, we terminated the credit agreement, including the revolving line of credit, as permitted under the original agreement.

8. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Compensation and related taxes	$10,770	$10,236
Accrued expenses	4,640	2,719
Accrued purchases	3,748	2,545
Income and other taxes	449	551
Professional fees	108	129
Other	252	152

Total	$19,967	$16,332

Other long-term liabilities consist of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Acquisition-related liabilities	$1,354	$1,761
Income taxes	636	799
Other	177	141

Total	$2,167	$2,701

9. Commitments and Contingencies

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

Our European operations are headquartered at a 21,410 square foot leased facility located in Sulzbach, Germany. In June 2022, we increased our square footage by 4,940 (from 16,470) square feet and extended the lease through June 2031. This lease contains a five-year renewal option. Additionally, in May 2022, we signed a new sales office/warehouse lease in Seoul, Korea, which includes 2,300 square feet of office and warehouse space, and expires in April 2027. In June 2022, we extended our Singapore lease by one-year to expire in June 2023.

We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021, we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In June 2021, we entered into a six-year lease in Milan, Italy which houses a customer service and warehouse facility. This lease contains a six-year renewal option.

We also have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Spain and Illinois. In August 2022 the lease in Arizona was extended for an additional three years through August 2025. The lease in China was extended for an additional two years through August 2024, effective September 1, 2022. Our lease in Canada contains a five-year renewal option exercisable in February 2023. Effective March 2023, the Canada lease will be renewed for a term of three years, ending February 2026, with an additional three year option thereafter. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at December 31, 2022.

We also lease automobiles under operating leases in the United States as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time. During the fiscal year 2021, we entered into a five-year lease for printing equipment.

We account for leases under the provisions of ASU No. 2016-02, subsequently amended by ASU 2018-11, . Under this guidance, we are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Additional information with respect to our leases is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$2,203	$2,275
Short-term lease cost	632	458
Total lease cost	$2,835	$2,733

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,878	$2,859

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,766	$1,277

Weighted average remaining lease term - operating leases (in years)	7.1	7.3

Weighted average discount rate - operating leases	4.93%	4.86%

At December 31, 2022, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Year ending December 31,
2023	$2,795
2024	2,720
2025	2,615
2026	2,519
2027	2,423
Thereafter	6,975
Adjustment to net present value as of December 31, 2022	(3,451)

Minimum noncancelable lease liability	$16,596

Purchase Commitments

As part of our normal course of business, we have commitments to purchase approximately $5.9 million of inventory through 2023. These purchases are to be used in the normal course of business and do not represent excess commitments or loss contracts.

10. Income Taxes

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)

United States	$26,274	$34,153	$25,308
Foreign	1,216	134	2,048

Total	$27,490	$34,287	$27,356

Certain of our foreign subsidiaries are included in the U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2022	2021	2020
		(in thousands)
Current:
Federal	$5,063	$5,024	$4,594
State	938	990	806
Foreign	1,035	1,287	1,064

	7,036	7,301	6,464
Deferred:
Federal	(144)	63	(397)
State	(83)	(9)	(48)
Foreign	45	25	117

	(182)	79	(328)

Provision for income taxes	$6,854	$7,380	$6,136

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2022, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.6 million, which may increase within the twelve months ending December 31, 2023. We recognized a reduction of unrecognized tax benefits in 2022 due to the lapse of the applicable statute of limitations in Australia. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2030. A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

	2022	2021	2020
	(in thousands)
Unrecognized tax benefits at the beginning of year	$768	$820	$848
Additions/adjustments for tax positions of current year	-	-	-
Additions/adjustments for tax positions of prior years	(57)	(52)	37
Reductions for settlements with taxing authorities	-	-	(65)
Reductions for lapses of the applicable statutes of limitations	(99)	-	-
Unrecognized tax benefits at the end of the year	$612	$768	$820

Deferred taxes are attributable to the following temporary differences:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Inventory	$2,002	$2,231
Net operating loss carryforwards	1,027	1,153
Tax credit carryforwards	996	1,033
Capital loss carryforwards	462	492
Reserves and accruals	1,090	712
Operating lease liabilities	3,295	3,562
Intangible assets	4,468	4,426
Stock options	446	440
Other	573	140

Total deferred tax assets	14,359	14,189

Deferred tax liabilities:
Property and equipment	(1,473)	(1,713)
Goodwill	(5,610)	(4,825)
Operating lease right-of-use assets	(3,066)	(3,355)
Foreign branch deferred offset	(742)	(843)
Other	(164)	(213)

Total deferred tax liabilities	(11,055)	(10,949)

Net deferred tax assets before valuation allowance	3,304	3,240

Valuation allowance	(1,628)	(1,744)

Net deferred tax liabiltity	$1,676	$1,496

Deferred tax classification
Long-term deferred tax asset	$1,745	$1,566
Long-term deferred tax liability	(69)	(70)

Net long-term deferred tax asset	$1,676	$1,496

In 2021, we decreased our valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards. In 2022, we decreased our valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards.

As of December 31, 2022, we have provided a valuation allowance of $1.6 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized. The valuation allowance against our deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

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

As of December 31, 2022, we have net operating loss carryforwards in Australia of $1.2 million that do not expire, in France of $1.9 million that do not expire, in Spain of $0.7 million that do not expire, in Norway of $0.1 million that do not expire, and in China of $0.4 million that expire in five years. We have a capital loss carryforward in Australia of $1.5 million that does not expire. We also have state tax credit carryforwards of approximately $1.6 million that are available to reduce future tax liabilities, which begin to expire in 2030, or can be carried forward indefinitely.

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

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	2022	2021	2020

Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.7%	2.7%	2.2%
Effect of foreign taxes	4.0%	3.7%	1.1%
Federal tax on foreign income	0.0%	0.2%	0.4%
Valuation allowance	(0.2%)	(0.1%)	1.4%
Foreign deferred tax liability offset	(0.2%)	(0.1%)	(0.2%)
Research & development tax credits	0.0%	(0.4%)	(0.6%)
Stock options	0.0%	(3.1%)	(2.3%)
Uncertain tax positions	(0.3%)	0.2%	0.3%
Other permanent differences	(1.8%)	(2.4%)	(0.6%)
Other	(0.3%)	(0.2%)	(0.3%)

Effective tax rate	24.9%	21.5%	22.4%

We are not currently under income tax audit in any tax jurisdictions.

As of December 31, 2022, a summary of the tax years that remain subject to examination in our most significant tax jurisdictions are:

United States	2019 and forward
Foreign	2015 and forward

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid for income taxes, net	$8,343	$10,147	$4,470

11. Stockholders’ Equity

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

Equity Offering

On July 16, 2021, we closed an offering of 1,000,000 shares of our common stock, $0.01 par value per share, at a price to the public of $54.50 per share, less underwriting discounts. The net proceeds, after deducting the underwriting discounts and other offering expenses, were approximately $51.0 million. We used a portion of the proceeds from the offering to repay our outstanding debt. At the time of the offering we intended to use the remaining proceeds for general corporate purposes, including working capital needs and capital expenditures, dividend payments, deferred payments related to prior acquisitions, and the funding of future acquisitions.

On August 4, 2021, the underwriters purchased an additional 150,000 shares pursuant to an option granted to them in connection with the offering described above. The net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were approximately $7.6 million. At the time of the stock sale we intended to use the proceeds for general corporate purposes.

Stock Award Plans

In May 2006 we approved a 2006 Stock Option and Incentive Plan (as subsequently amended, the 2006 Plan), which became effective upon our initial public offering. The 2006 Plan allows for the granting of an aggregate 5,500,000 shares of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, PSUs, unrestricted stock awards, and deferred stock awards to our officers, employees, directors, and consultants. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The term of the options is determined by our Board of Directors but in no event will exceed ten years from date of grant. In connection with the adoption of the 2006 Plan, no further option grants were permitted under any previous stock option plans and any expirations, cancellations, or terminations under the previous plans are available for issuance under the 2006 Plan. We may satisfy awards upon exercise of stock options, RSUs or PSUs with either newly issued shares or treasury shares. The total number of shares currently authorized for the 2006 Plan is 7,118,003 shares, of which 438,478 remain available for grant as of December 31, 2022.

We have computed the fair value of employee stock options granted each year using the following weighted average assumptions:

	2022	2021	2020
Dividend yield	1.06%	0.91%	1.02%
Volatility	44.6%	46.0%	47.3%
Risk-free interest rate	3.9%	1.1%	0.3%
Weighted average expected option term (in years)	4.5	4.6	4.9
Weighted average fair value per share of options granted	$18.10	$17.64	$13.24

A summary of option activity as of December 31, 2022 and for the three years then ended is presented below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)

Balance outstanding at December 31, 2019	1,047,094	$28.22	4.31	$13,367

Granted	222,110	$36.67
Exercised	(331,958)	$17.99		$5,413
Canceled / Expired	(5,406)	$27.49

Balance outstanding at December 31, 2020	931,840	$28.22	4.49	$11,442

Granted	151,161	$48.60
Exercised	(217,121)	$20.95		$6,975
Canceled / Expired	(19,126)	$23.18

Balance outstanding at December 31, 2021	846,754	$33.83	4.50	$13,888

Granted	159,275	$47.21
Exercised	(133,963)	$25.80		$3,021
Canceled / Expired	(12,091)	$35.53

Balance outstanding at December 31, 2022	859,975	$37.53	4.35	$7,878

Exercisable at:
December 31, 2020	274,411	$23.08	3.50	$4,781
December 31, 2021	301,692	$27.40	3.30	$6,886
December 31, 2022	369,593	$32.16	3.17	$5,223

Expected to vest at:
December 31, 2020	657,429	$30.37	4.93
December 31, 2021	545,062	$37.38	5.16
December 31, 2022	490,382	$41.59	5.23

Cash received from stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $3.5 million, $4.5 million and $6.0 million, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The fair value of restricted stock unit awards with time-based vesting is based on the intrinsic value of the awards at the date of grant.

We also issue restricted stock unit awards with vesting based on performance conditions. Performance-based restricted stock units awarded will vest based on our achievement of operating income relative to our target operating income. For restricted stock unit awards that include vesting based on performance conditions, the fair values are based on the intrinsic values of the awards at the date of grant.

A summary of our restricted stock unit activity as of December 31, 2022 and for the three years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance outstanding at December 31, 2019	188,681	$26.14

Granted	46,146	$36.86
Vested	(50,669)	$22.76
Canceled	(37,143)	$27.88

Balance outstanding at December 31, 2020	147,015	$30.24

Granted	48,298	$48.65
Vested	(51,414)	$26.32
Canceled	(10,068)	$30.70

Balance outstanding at December 31, 2021	133,831	$38.26

Granted	51,031	$47.11
Vested	(45,489)	$35.75
Canceled	(6,229)	$40.79

Balance outstanding at December 31, 2022	133,144	$42.38

A summary of our performance-based restricted stock unit activity as of December 31, 2022 and for the two years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance outstanding at December 31, 2020	-	$-

Granted	31,181	$48.60
Vested	-	$-
Canceled	-	$-

Balance outstanding at December 31, 2021	31,181	$48.60

Granted	28,830	$47.13
Vested	-	$-
Canceled	(31,538)	$48.53

Balance outstanding at December 31, 2022	28,473	$47.19

The number of RSUs vested includes the shares that we withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The fair values of the RSUs that vested during 2022, 2021 and 2020 were $2.1 million, $2.5 million, and $1.8 million, respectively.

We repurchase shares of our common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of our repurchases is as follows:

	2022	2021	2020

Shares of common stock repurchased for net settlement of equity awards	13,690	16,333	16,537
Average per share repurchase price	$46.90	$49.10	$34.47
Aggregate purchase price (in thousands)	$642	$802	$570

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	2022	2021	2020
		(in thousands)
Stock option awards	$2,487	$2,199	$1,938
Restricted stock units	1,654	1,247	1,084
Performance-based restricted stock units	32	33	-

Total stock-based compensation	$4,173	$3,479	$3,022

Stock-based compensation is included in our statements of operations as follows:

	2022	2021	2020
		(in thousands)
Cost of sales	$494	$407	$333
Sales and marketing	771	527	516
General and administrative	2,500	2,185	1,883
Research and development	408	360	290

Total stock-based compensation	$4,173	$3,479	$3,022

We expect to record the unamortized portion of share-based compensation expense of $14.0 million for existing stock options, RSUs and PSUs outstanding at December 31, 2022, over a weighted-average period of 2.1 years.

Stock Repurchase Plans

On February 21, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 21, 2024. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this program.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

Fiscal Year 2021
March 9, 2021	March 25, 2021	$0.110	$2,262
May 19, 2021	June 3, 2021	$0.110	$2,267
August 26, 2021	September 9, 2021	$0.110	$2,401
November 19, 2021	December 2, 2021	$0.110	$2,405

On February 21, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on March 23, 2023, to stockholders of record at the close of business on March 9, 2023, which will total approximately $3.1 million.

12. Profit-Sharing Plan

We offer a 401(k) profit-sharing plan (the Plan) covering eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by us. We may also make discretionary profit sharing contributions to the Plan in an amount determined by our Board of Directors. Our contributions vest ratably over six years of employment and amounted to approximately $0.6 million, $0.5 million and $0.3 million for 2022, 2021 and 2020, respectively. A similar plan is offered to our Canadian employees.

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

Most of our revenues are generated in the United States, Germany, and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States, Germany and France. Net sales to unaffiliated customers by country were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)

United States	$99,463	$93,866	$75,222
Germany	11,223	12,968	12,365
Canada	8,336	7,054	5,408
Other countries	42,629	40,536	36,371

Net sales	$161,651	$154,424	$129,366

Long-term assets by country, including property and equipment, net and right-of-use leased assets were as follows:

	As of December 31,
	2022	2021
	(in thousands)

United States	$29,042	$28,402
Germany	2,462	781
France	15	1,038
Other countries	2,016	1,909

Total long-term assets	$33,535	$32,130

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2022 included our short-term investment mutual fund account.

We had no Level 2 assets being measured at fair value on a recurring basis as of December 31, 2022.

As discussed in Notes 1 and 2, several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid graft business from Artegraft. As discussed more fully in Note 2, the agreement required us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount is being remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. During the quarter ended December 31, 2022 we recorded a reduction to the liability to reflect a change in our estimate of the likelihood of achieving the unit sales milestones.

During 2019, we recorded contingent liabilities associated with our acquisition of the Admedus biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the contingent payment of $2.0 million potentially due upon LeMaitre Vascular’s success in obtaining CE marks under MDR regulations on the acquired products may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment. Additionally, during the quarter ended December 31, 2022 we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations.

The following table provides a rollforward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$1,492	$2,240	$1,764
Additions	-	-	406
Payments	-	-	-
Change in fair value included in earnings	(153)	(748)	70

Ending balance	$1,339	$1,492	$2,240

15. Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$(3,435)	$(1,525)	$(4,007)

Other comprehensive income (loss) before reclassifications	(2,596)	(1,910)	2,482
Amounts reclassified from accumulated other comprehensive loss	-	-	-

Ending Balance	$(6,031)	$(3,435)	$(1,525)

Changes to our accumulated other comprehensive loss consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities for the years ended December 31, 2022, 2021 and 2020.

16. Quarterly Financial Data (unaudited)

	Three months ended
2022	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$39,561	$42,108	$39,028	$40,954
Gross profit	25,962	27,810	25,070	26,054
Income from operations	7,928	5,784	6,150	6,967
Net income	6,038	3,515	5,456	5,627
Earnings per share
Basic	$0.28	$0.16	$0.25	$0.26
Diluted	$0.27	$0.16	$0.25	$0.25

	Three months ended
2021	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total net sales	$35,883	$40,670	$38,368	$39,503
Gross profit	23,799	26,761	24,866	25,956
Income from operations	7,945	11,106	9,073	8,301
Net income	5,929	8,299	6,504	6,175
Earnings per share
Basic	$0.29	$0.40	$0.30	$0.28
Diluted	$0.28	$0.40	$0.30	$0.28