Form 10-Q
period 2023-03-31
LEMAITRE VASCULAR INC
filed 2023-05-09
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 22,156,519 shares of common stock, $.01 par value per share, outstanding as of April 28, 2023.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2023	2022
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$16,677	$19,134
Short-term marketable securities	64,328	63,557
Accounts receivable, net of allowances of $820 at March 31, 2023 and $835 at December 31, 2022	25,365	22,040
Inventory and other deferred costs	53,779	50,271
Prepaid expenses and other current assets	4,619	6,731
Total current assets	164,768	161,733

Property and equipment, net	19,242	17,901
Right-of-use leased assets	15,527	15,634
Goodwill	65,945	65,945
Other intangibles, net	45,508	46,527
Deferred tax assets	1,802	1,745
Other assets	2,074	991
Total assets	$314,866	$310,476

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,371	$2,903
Accrued expenses	17,620	19,967
Acquisition-related obligations	856	573
Lease liabilities - short-term	2,057	1,886
Total current liabilities	23,904	25,329

Lease liabilities - long-term	14,448	14,710
Deferred tax liabilities	71	69
Other long-term liabilities	2,278	2,167
Total liabilities	40,701	42,275

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,714,913 shares at March 31, 2023, and 23,655,716 shares at December 31, 2022	238	237
Additional paid-in capital	192,003	189,268
Retained earnings	100,714	97,773
Accumulated other comprehensive loss	(5,572)	(6,031)
Treasury stock, at cost; 1,572,197 shares at March 31, 2023 and 1,568,595 shares at December 31, 2022	(13,218)	(13,046)
Total stockholders’ equity	274,165	268,201
Total liabilities and stockholders’ equity	$314,866	$310,476

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(in thousands, except per share data)

Net sales	$47,075	$39,561
Cost of sales	16,192	13,599

Gross profit	30,883	25,962

Sales and marketing	10,897	7,850
General and administrative	7,932	7,252
Research and development	3,875	2,932
Restructuring	305	-

Total operating expenses	23,009	18,034

Income from operations	7,874	7,928

Other income (expense):
Interest income	568	108
Foreign currency loss	(425)	(40)

Income before income taxes	8,017	7,996
Provision for income taxes	1,977	1,958

Net income	$6,040	$6,038

Earnings per share of common stock:
Basic	$0.27	$0.28
Diluted	$0.27	$0.27

Weighted-average shares outstanding:
Basic	22,111	21,935
Diluted	22,274	22,103

Cash dividends declared per common share	$0.140	$0.125

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2023	2022
	(in thousands)
Net income	$6,040	$6,038
Other comprehensive income (loss):
Foreign currency translation adjustment, net	252	(300)
Unrealized gain (loss) on short-term marketable securities	207	(889)
Total other comprehensive income (loss)	459	(1,189)

Comprehensive income	$6,499	$4,849

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

Net income				6,038				6,038
Other comprehensive income (loss)					(1,189)			(1,189)
Issuance of common stock for stock options exercised	24,917	-	508					508
Vested restricted stock units	7,158	-						-
Repurchase of common stock for net settlement of equity awards						3,016	(145)	(145)
Stock-based compensation expense			1,167					1,167
Common stock dividend paid				(2,743)				(2,743)
Balance at March 31, 2022	23,509,859	$235	$183,305	$91,420	$(4,624)	1,557,921	$(12,549)	$257,787

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

Net income				6,040				6,040
Other comprehensive income (loss)					459			459
Issuance of common stock for stock options exercised	50,424	1	1,445					1,446
Vested restricted stock units	8,773	-						-
Repurchase of common stock for net settlement of equity awards						3,602	(172)	(172)
Stock-based compensation expense			1,290					1,290
Common stock cash dividend paid				(3,099)				(3,099)
Balance at March 31, 2023	23,714,913	$238	$192,003	$100,714	$(5,572)	1,572,197	$(13,218)	$274,165

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2023	2022
	(in thousands)
Operating activities
Net income	$6,040	$6,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,351	2,373
Stock-based compensation	1,290	1,167
Provision for inventory write-downs	334	498
Loss on divestitures	305	-
Foreign currency effect on net income	54	(428)
Fair value adjustment to contingent consideration obligations	25	(32)
Provision for doubtful accounts	(7)	60
Changes in operating assets and liabilities:
Accounts receivable	(3,242)	(1,951)
Inventory and other deferred costs	(3,755)	(1,267)
Prepaid expenses and other assets	1,224	1,692
Accounts payable and other liabilities	(2,340)	(3,439)
Net cash provided by operating activities	2,279	4,711
Investing activities
Purchases of property and equipment and other assets	(2,130)	(536)
Purchases of short-term marketable securities	(564)	-
Payments related to acquisitions	(270)	-
Net cash used in investing activities	(2,964)	(536)
Financing activities
Proceeds from stock option exercises	1,446	508
Purchase of treasury stock for net settlement of equity awards	(172)	(145)
Common stock cash dividend paid	(3,099)	(2,743)
Net cash used in financing activities	(1,825)	(2,380)

Effect of exchange rate changes on cash and cash equivalents	53	(90)
Net increase (decrease) in cash and cash equivalents	(2,457)	1,705
Cash and cash equivalents at beginning of period	19,134	13,855
Cash and cash equivalents at end of period	$16,677	$15,560

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2023

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of May 9, 2023, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
	($ in thousands)

Americas	$32,126	$26,543
Europe, Middle East and Africa	12,277	10,494
Asia Pacific	2,672	2,524
Total	$47,075	$39,561

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2023 income tax expense varies from the statutory rate mainly due to permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2022 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2023, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $608,000. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2030. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2023
(in thousands)
Unrecognized tax benefits as of December 31, 2022	$612
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(4)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of March 31, 2023	$608

As of March 31, 2023, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2019 and forward
Foreign	2015 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$17,695	$14,929
Work-in-process	3,940	3,662
Finished products	27,233	26,688
Other deferred costs	4,911	4,992

Total inventory and other deferred costs	$53,779	$50,271

We had inventory on consignment at customer sites of $1.7 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively.

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

During the three-months ended March 31, 2023 we recorded an additional restructuring charge of $0.3 million in conjunction with the St. Etienne, France factory closure. The additional charge consisted primarily of employment termination settlement costs, legal costs and other third-party costs.

5. Goodwill and Other Intangible Assets

There was no change to goodwill during the three months ended March 31, 2023. Other intangible assets consist of the following:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$14,021	$15,528	$29,549	$13,319	$16,230
Trademarks, tradenames and licenses	3,767	1,635	2,132	3,647	1,533	2,114
Customer relationships	36,542	9,042	27,500	36,197	8,359	27,838
Other intangible assets	1,536	1,188	348	1,461	1,116	345

Total identifiable intangible assets	$71,394	$25,886	$45,508	$70,854	$24,327	$46,527

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2023 is 10.2 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended March 31,
	2023	2022
	(in thousands)

Amortization expense	$1,559	$1,516

We estimate that amortization expense for the remainder of 2023 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2023	2024	2025	2026	2027	2028
	(in thousands)

Amortization expense	$4,489	$5,772	$5,440	$5,041	$4,764	$4,378

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

We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021, we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In June 2021, we entered into a six-year lease in Milan which houses our Italian office and warehouse. This lease contains a six-year renewal option.

We have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, Singapore and China, and short-term leases in Japan, Spain and Illinois. In August 2022, the lease in Arizona was extended for an additional three years through August 2025. The lease in China was extended for an additional two years through August 2024, effective September 1, 2022. The lease in Canada was extended an additional three years through February 2026, effective March 1, 2023, with an additional three year option thereafter. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at March 31, 2023.

We lease automobiles under operating leases in the United States as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time. During the fiscal year 2021, we entered into a five-year lease for printing equipment.

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

Our most significant judgement involved in determining the amounts to initially record as lease liabilities and right-of-use assets upon initial adoption of this standard, and for leases entered into subsequently, was the selection of a discount rate; because we had no debt as of the adoption of this standard, we had no incremental borrowing rate to reference. We therefore derived an incremental borrowing rate using quotes from potential lenders as the primary inputs, augmented by other available information. The resulting rate selected was 5.25%. We determined that it was appropriate to apply this single rate to our portfolio of leases worldwide, as the lease terms and conditions are substantially similar, and because we believe our subsidiaries would be unable to obtain borrowings on their own without a commitment of parent company support. In connection with the assumption of the Artegraft North Brunswick, New Jersey lease, we used LeMaitre’s borrowing rate of 3.5% as of the acquisition date associated with debt incurred to finance the acquisition to value the lease. Subsequently, we have adjusted the selection of a discount rate for any new or renewed lease agreements based upon a derived incremental borrowing rate using quotes from potential lenders as the primary inputs as of the effective date of the new or renewed lease.

Additional information with respect to our leases is as follows:

	Three Months Ended
	March 31,
	2023	2022
Lease cost
Operating lease cost	580	525
Short-term lease cost	162	163
Total lease cost	$742	$688

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$737	$674

Right-of-use assets obtained in exchange for new operating lease liabilities	$472	$141

Weighted average remaining lease term in years - operating leases	7.2	7.6

Weighted average discount rate - operating leases	4.95%	4.90%

At March 31, 2023, the minimum non-cancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2023	$2,184
Year ending December 31,
2024	2,860
2025	2,753
2026	2,532
2027	2,423
2028	2,390
Thereafter	4,585
Adjustment to net present value as of March 31, 2023	(3,222)

Minimum noncancelable lease liability	$16,505

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Compensation and related taxes	$7,713	$10,770
Accrued purchases	5,222	3,748
Accrued expenses	3,839	4,640
Income and other taxes	380	449
Professional fees	164	108
Other	302	252

Total	$17,620	$19,967

Other long-term liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Aquisition-related liabilities	$1,463	$1,354
Income taxes	628	636
Other	187	177

Total	$2,278	$2,167

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

Most of our revenues are generated in the United States, Germany and other European countries, Canada, the United Kingdom and Japan, and substantially all of our assets are located in the United States and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2023	2022
	(in thousands)
United States	$29,015	$24,264
Germany	3,346	2,991
Canada	2,762	1,909
Other countries	11,952	10,397

Net Sales	$47,075	$39,561

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

	Three months ended
	March 31,
	2023	2022
	(in thousands)
Stock option awards	$662	$619
Restricted stock units	477	408
Performance-based restricted stock units	151	140

Total share-based compensation	$1,290	$1,167

Stock-based compensation is included in our statements of operations as follows:

	Three months ended
	March 31,
	2023	2022
	(in thousands)
Cost of sales	$170	$138
Sales and marketing	214	209
General and administrative	777	712
Research and development	129	108

Total stock-based compensation	$1,290	$1,167

We did not grant any options during the three months ended March 31, 2023 or 2022. During the three months ended March 31, 2023, and 2022, we awarded restricted stock units of 200 and 112, respectively. We did not award any performance-based restricted stock units during the three months ended March 31, 2023 or 2022. We issued approximately 59,000 and 32,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the three months ended March 31, 2023 and 2022, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2023	2022
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$6,040	$6,038

Weighted average shares outstanding	22,111	21,935

Basic earnings per share	$0.27	$0.28

Diluted:
Net income available for common stockholders	$6,040	$6,038

Weighted-average shares outstanding	22,111	21,935
Common stock equivalents, if dilutive	163	168
Shares used in computing diluted earnings per common share	22,274	22,103

Diluted earnings per share	$0.27	$0.27

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	320	430

11. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.140	$3,099

Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

On April 24, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on June 1, 2023, to stockholders of record at the close of business on May 17, 2023.

12. Supplemental Cash Flow Information

	For the three months ended
	March 31,
	2023	2022
	(in thousands)
Cash paid for income taxes, net	$271	$731

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2023 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2023.

Several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid graft business from Artegraft. The agreement required us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount is being remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. During the quarter ended December 31, 2022 we recorded a reduction to the liability to reflect a change in our estimate of the likelihood of achieving the unit sales milestones. There was no change in the estimated liability during the quarter ended March 31, 2023.

During 2019, we recorded contingent liabilities associated with our acquisition of the Admedus biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the contingent payment of $2.0 million potentially due upon LeMaitre Vascular’s success in obtaining CE marks under MDR regulations on the acquired products may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment. Additionally, during the quarter ended December 31, 2022 we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations. There was no change in the estimated liability during the quarter ended March 31, 2023.

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Three months ended
	March 31,
	2023	2022
	(in thousands)
Beginning balance	$1,339	$1,492
Additions	-	-
Payments	-	-
Change in fair value included in earnings	20	14
Ending balance	$1,359	$1,506

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Three months ended
	March 31,
	2023	2022
	(in thousands)
Beginning balance	$(6,031)	$(3,435)
Other comprehensive income (loss) before reclassifications	459	(1,189)
Ending Balance	$(5,572)	$(4,624)

15. Subsequent Events

On April 20, 2023, we entered into an agreement with Aziyo Biologics, Inc. (Aziyo) to become the exclusive distributor of Aziyo’s cardiovascular patches in the United States. Under the terms of the agreement, LeMaitre will distribute the products for three years with an option to acquire Aziyo’s worldwide cardiovascular patch business during the second and third year of the terms of the agreement.

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, Dialine, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, Omniflow, ProCol, Pruitt, Pruitt F3, Pruitt-Inahara, RestoreFlow, Syntel, TufTex, VascuCel, VascuTape, Wovex and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AlboSure, Chevalier, DuraSure, Flexcel, and PeriVu are unregistered trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q1 2023, biologics represented 49% of worldwide sales. We view the biologic device offerings favorably, as we believe they represent differentiated and in many cases growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in the United States, Europe, the United Kingdom, Canada and Asia Pacific, including replacing distributors with our direct sales personnel;

•	adding complementary products through acquisitions;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations;

•	increasing the average selling prices of our devices;

•	consolidating and automating product manufacturing at our Burlington, Massachusetts facilities; and

•	updating existing products and introducing new products through research and development.

We sell our products and services primarily through a direct sales force. As of March 31, 2023, our sales force was comprised of 128 sales representatives in North America, Europe and Asia Pacific, including two export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; and Hereford, England. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; and Seoul, Korea. During the current quarter, approximately 97% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

From time to time we may undertake SKU reductions or transition sales to other SKUs or products with similar features. For example, in 2022, we initiated the transition of sales of our Syntel spring tip catheter to our Syntel regular tip catheter. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin and customer relationships.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

During 2020, we entered into definitive agreements with, or participated with Admedus in concluding agreements with, several former Admedus distributors in Europe and Canada, in order to terminate their distribution of the acquired bovine cardiac and vascular patch products, and we began selling direct-to-hospital in those geographies. The distribution termination fees totaled approximately $0.1 million.

•

During 2020, we participated with Artegraft in concluding agreements with several of their former U.S. distributors in order to terminate their distribution of our bovine graft products. We now sell Artegraft products direct-to-hospital throughout the U.S.

•

In May 2022, we entered into a distribution transition agreement with our Korean distributor in order to sell products directly in Korea and dissolve the existing distribution arrangement. We have been selling direct-to-hospital in Korea since December 2022. The distribution termination fees totaled approximately $0.5 million.

•

In March 2023, we entered into a distribution transition agreement with our Thailand distributor in order to sell products directly in Thailand and dissolve the existing distribution arrangement. The distribution termination fees will total approximately $0.7 million.

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

In addition to our sales growth strategies, we have also executed on several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In June 2014, we acquired the Omniflow II ovine graft business from BioNova, International. In June 2019, we initiated a project to transfer the production of these devices to our Burlington facilities. We received approval to sell these devices in Europe in June 2022. This transfer will be substantially completed in 2023.

•

In October 2019, we acquired the biologic patch business assets from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect this transfer to be substantially complete in 2023.

•

In June 2018, we acquired the Cardial business from Becton Dickenson. Cardial manufactured polyester vascular grafts, valvulotomes and surgical glue at its St. Etienne, France, facility. In June 2022, we closed the St. Etienne factory in order to streamline manufacturing operations and to reduce expenses. We expect to transition Cardial graft sales to our Burlington-manufactured polyester vascular graft product (AlboGraft) for additional cost savings and improved margins. The valvulotome manufacturing transfer to Burlington was substantially completed in 2022.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related process engineering and other charges.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2023, approximately 38% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the three months ended March 31, 2023, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $1.1 million, as compared to rates in effect for the three months ended March 31, 2022.

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

Results of Operations

Comparison of the three-month period ended March 31, 2023 to the three-month period ended March 31, 2022:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2023	2022	change
	($ in thousands)
Net sales	$47,075	$39,561	19%

Net sales by geography:
Americas	$32,126	$26,543	21%
Europe, Middle East and Africa	12,277	10,494	17%
Asia Pacific	2,672	2,524	6%
Total	$47,075	$39,561	19%

Net sales. Net sales increased by $7.5 million, or 19%, to $47.1 million for the three months ended March 31, 2023, compared to $39.6 million for the three months ended March 31, 2022. The increase was driven primarily by elevated hospital procedure volumes, higher average selling prices, and additional sales representatives, which resulted in increased sales of valvulotomes of $2.2 million, bovine grafts of $1.5 million, allograft preservation services of $1.2 million, and carotid patches of $1.1 million. We estimate that the stronger U.S. dollar decreased net sales by $1.1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Direct-to-hospital net sales were 97% of our total net sales for the three months ended March 31, 2023, and 95% for the three months ended March 31, 2022.

Net sales by geography. Net sales in the Americas increased $5.6 million, or 21%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was driven primarily by increased sales of valvulotomes of $1.9 million, bovine grafts of $1.5 million, and allograft preservation services of $0.9 million.

EMEA net sales increased $1.8 million, or 17%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was driven primarily by increased carotid shunt sales of $0.5 million, carotid patches of $0.4 million, and allograft preservation services of $0.3 million.

Asia Pacific net sales increased $0.1 million, or 6%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was driven primarily by increased sales of carotid patches of $0.2 million. The increase was partially offset by decreased sales of powered phlebectomy devices of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)					Percent
	2023	2022	Change		change
	($ in thousands)
Gross profit	$30,883	$25,962	$4,921		19%

Gross margin	65.6%	65.6%	(0.0%	)	*

*Not applicable

Gross Profit. Gross profit increased $4.9 million, or 19%, to $30.9 million for the three months ended March 31, 2023, and gross margin was unchanged at 65.6%. The increase in gross profit was driven primarily by increased sales, particularly from valvulotomes and bovine grafts. The gross margin, which remained unchanged, was driven primarily by increases in labor costs, unfavorable product mix, including higher sales of comparatively lower margin allograft preservation services, and unfavorable changes in foreign currency exchange rates, all of which were offset by improved manufacturing efficiencies.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2023	2022	$ Change	change
Sales and marketing	$10,897	$7,850	$3,047	39%
General and administrative	7,932	7,252	680	9%
Research and development	3,875	2,932	943	32%
Restructuring	305	-	305	*
Total	$23,009	$18,034	$4,975	28%

	Three months ended March 31,
	2023	2022
	% of Net	% of Net
	Sales	Sales	Change

Sales and marketing	23%	20%	3%
General and administrative	17%	18%	(1% )
Research and development	8%	7%	1%
Restructuring	1%	0%	1%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2023, sales and marketing expenses increased 39% to $10.9 million. The increase was driven primarily by higher sales rep headcount and sales performance, resulting in higher salaries and related expenses of $2.4 million, including higher selling commissions of $1.1 million. Travel and related expenses were also higher by $0.3 million. Sales rep headcount was 128 as of March 31, 2023, a 14% increase from March 31, 2022. As a percentage of net sales, sales and marketing expense increased to 23% for the three months ended March 31, 2023, up from 20% in the prior period.

General and administrative. For the three months ended March 31, 2023, general and administrative expenses increased 9% to $7.9 million. The increase was driven primarily by higher salaries and related expenses of $0.7 million, as well as an increase in personnel. As a percentage of sales, general and administrative expense decreased to 17% for the three months ended March 31, 2023, down from 18% in the prior period.

Research and development. For the three months ended March 31, 2023, research and development expense increased 32% to $3.9 million. The increase was driven by higher salaries and related expenses of $0.3 million, as well as an increase in personnel. Outside services and testing also increased by $0.4 million primarily due to higher consulting and third-party costs associated with European regulatory approvals. Our products are currently regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (MDD) and the EU Medical Device Regulation (MDR). In order to market our medical devices in the EU and the United Kingdom, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR. As a percentage of sales, research and development expense increased to 8% for the three months ended March 31, 2023, up from 7% in the prior period.

Restructuring. For the three months ended March 31, 2023, restructuring expense was $0.3 million. On June 30, 2022 we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the three months ended March 31, 2023 we recorded an additional restructuring charge of $0.3 million in conjunction with the St. Etienne, France factory closure. The additional charges consist primarily of employment termination costs, legal costs, and other third-party costs. As a percentage of sales, restructuring expense was 1% for the three months ended March 31, 2023.

Income tax expense. We recorded a tax provision of $2.0 million on pre-tax income of $8.0 million for the three months ended March 31, 2023, compared to a $2.0 million tax provision on pre-tax income of $8.0 million for the three months ended March 31, 2022. Our effective income tax rate was 24.5% for the three-month period ended March 31, 2023. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.5%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 24.5% for the three-month periods ended March 31, 2022. Our 2022 provision was based on the estimated annual effective tax rate of 24.5%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three-month period ended March 31, 2022 varied from the statutory rate mainly due to federal and state tax credits, permanent items, and different statutory rates from our foreign entities.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of March 31, 2023, we have provided a valuation allowance of $1.6 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position.

Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents were $16.7 million as compared to $19.1 million as of December 31, 2022. We also had $64.3 million in short-term marketable securities as of March 31, 2023 and $63.6 million as of December 31, 2022. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S.-dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of March 31, 2023 our short-term marketable securities reflected an unrealized loss of $1.6 million as a result of increasing market interest rates.

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

We recognized operating income of $7.9 million for the three months ended March 31, 2023. For the year ended December 31, 2022, we had operating income of $26.8 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	costs associated with our initiatives to sell direct-to-hospital in new countries;

•	costs of obtaining and maintaining U.S. FDA and other regulatory clearances for our existing and future products;

•	costs associated with obtaining European MDR clearances for our existing and future products;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.140	$3,099

Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

On April 24, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on June 1, 2023, to stockholders of record at the close of business on May 17, 2023.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2023	2022	Net Change
Cash and cash equivalents	$16,677	$15,560	$1,117

Cash flows provided by (used in):
Operating activities	$2,279	$4,711	$(2,432)
Investing activities	(2,964)	(536)	(2,428)
Financing activities	(1,825)	(2,380)	555

Net cash provided by operating activities. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2023, consisting of $6.0 million in net income, adjustments for non-cash or non-operating items of $4.4 million (including primarily depreciation and amortization of $2.4 million, stock-based compensation of $1.3 million, provisions for inventory write-offs and doubtful accounts of $0.3 million, loss on divestiture of $0.3 million), and also a net use of working capital of $8.1 million. The net cash used for working capital was driven by an increase in accounts receivable of $3.2 million, an increase in inventory and other deferred costs of $3.8 million, and payments of accounts payable and accrued liabilities of $2.3 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $1.2 million.

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

Net cash used in investing activities. Net cash used in investing activities was $3.0 million for the three months ended March 31, 2023, consisting of expenditures on equipment and technology of $2.1 million, purchases of marketable securities of $0.6 million, and acquisition related payments of $0.3 million.

Net cash used in investing activities was $0.5 million for the three months March 31, 2022, consisting of expenditures on equipment and technology.

Net cash used in financing activities. Net cash used in financing activities was $1.8 million for the three months ended March 31, 2023, consisting primarily of a dividend payment of $3.1 million. This use of cash was partly offset by proceeds from stock option exercises of $1.3 million, net of shares repurchased used to pay employee payroll taxes.

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2022, consisting primarily of a dividend payment of $2.7 million. This use of cash was partly offset by proceeds from stock option exercises of $0.4 million, net of shares repurchased to cover employee payroll taxes.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in our critical accounting policies during the three months ended March 31, 2023. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2023 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 9, 2023, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our products are currently regulated in the European Union (EU) and the United Kingdom under the MDD and the MDR. In order to market our medical devices in the EU, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR, and manufacturers of higher-risk devices generally must use a “Notified Body”—an appointed independent third party to assess conformity. We currently use three Notified Bodies for our various products. We have received CE marks under the MDD to sell most of our products and have recently received our first CE mark under the MDR for our Pruitt F3 Carotid Shunt.

In April 2017, the EU adopted new regulations for medical devices, the MDR, which replace the MDD and which started to take effect as of May 26, 2021. The final deadline for compliance with MDR was initially set to May 26, 2024, and subsequently revised to December 31, 2027 and December 31, 2028 for certain classifications of medical devices. Our products will eventually be fully subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence will be required for Class III and implantable devices. As our Notified Bodies transition from MDD to MDR, they have begun to impose more rigorous requirements on us. Nearly all of our products have been submitted to our Notified Bodies for review under the MDR. If we fail to obtain new CE marks on these products or our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted.

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. These types of more stringent restrictions on our products as they transition to MDR could impact sales of our products and/or their gross margins could be adversely impacted. For example, under the MDR CE mark issued in January 2023 for our Pruitt F3 Carotid Shunt, we were unable to secure the new CE marking for the polyurethane balloon models (F3-S). While the MDD CE mark remains valid for the F3-S, we will be required to incur more expenses to gain MDR CE marking for those models. The F3-S models accounted for roughly $53,000 of annual sales in Europe and the U.K. in 2022. Additionally, significant changes to our devices may trigger a requirement to file or obtain an MDR CE mark earlier than expected, which could result in supply chain delays.

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

As a result of the United Kingdom’s exit from the EU, the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until July 1, 2024. This deadline was subsequently revised by MHRA to coincide with the EU extensions ending in December 31, 2027 and December 31, 2028. Following such dates, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) marks certified by a U.K. Approved Body. If we fail to obtain UKCA marks by these deadlines, or at all, our sales in the U.K. could be negatively affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
January 1, 2023 through January 31, 2023	3,345	$47.53	N/A	N/A
February 1, 2023 through February 28, 2023	159	$48.91	N/A	N/A
March 1, 2023 through March 31, 2023	98	$50.06	N/A	N/A
Total	3,602	$47.66	N/A	N/A

(1) For the three months ended March 31, 2023, we repurchased 3,602 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	001-33092
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/5/12	001-33092
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2023.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director