Form 10-Q
period 2023-06-30
LEMAITRE VASCULAR INC
filed 2023-08-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 22,263,143 shares of common stock, $.01 par value per share, outstanding as of July 28, 2023.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2023	2022
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$19,488	$19,134
Short-term marketable securities	70,689	63,557
Accounts receivable, net of allowances of $840 at June 30, 2023 and $835 at December 31, 2022	26,406	22,040
Inventory and other deferred costs	53,831	50,271
Prepaid expenses and other current assets	4,076	6,731
Total current assets	174,490	161,733

Property and equipment, net	21,217	17,901
Right-of-use leased assets	15,804	15,634
Goodwill	65,945	65,945
Other intangibles, net	43,999	46,527
Deferred tax assets	2,081	1,745
Other assets	2,931	991
Total assets	$326,467	$310,476

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,519	$2,903
Accrued expenses	19,327	19,967
Acquisition-related obligations	651	573
Lease liabilities - short-term	2,358	1,886
Total current liabilities	25,855	25,329

Lease liabilities - long-term	14,449	14,710
Deferred tax liabilities	72	69
Other long-term liabilities	2,264	2,167
Total liabilities	42,640	42,275

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,835,491shares at June 30, 2023, and 23,655,716 shares at December 31, 2022	239	237
Additional paid-in capital	196,941	189,268
Retained earnings	105,696	97,773
Accumulated other comprehensive loss	(5,822)	(6,031)
Treasury stock, at cost; 1,572,348 shares at June 30, 2023 and 1,568,595 shares at December 31, 2022	(13,227)	(13,046)
Total stockholders’ equity	283,827	268,201
Total liabilities and stockholders’ equity	$326,467	$310,476

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$50,115	$42,108	$97,190	$81,669
Cost of sales	18,029	14,298	34,221	27,897

Gross profit	32,086	27,810	62,969	53,772

Sales and marketing	10,216	8,242	21,113	16,092
General and administrative	7,722	7,331	15,654	14,583
Research and development	4,516	3,346	8,391	6,278
Restructuring	180	3,107	485	3,107

Total operating expenses	22,634	22,026	45,643	40,060

Income from operations	9,452	5,784	17,326	13,712

Other income (expense):
Interest income	682	167	1,250	275
Foreign currency gain (loss)	185	(403)	(240)	(443)

Income before income taxes	10,319	5,548	18,336	13,544
Provision for income taxes	2,221	2,033	4,198	3,991

Net income	$8,098	$3,515	$14,138	$9,553

Earnings per share of common stock:
Basic	$0.36	$0.16	$0.64	$0.44
Diluted	$0.36	$0.16	$0.63	$0.43

Weighted-average shares outstanding:
Basic	22,213	21,958	22,162	21,947
Diluted	22,451	22,129	22,371	22,115

Cash dividends declared per common share	$0.140	$0.125	$0.280	$0.250

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$8,098	$3,515	$14,138	$9,553
Other comprehensive income (loss):
Foreign currency translation adjustment, net	89	(1,226)	341	(1,526)
Unrealized gain (loss) on short-term marketable securities	(339)	(594)	(132)	(1,483)
Total other comprehensive income (loss)	(250)	(1,820)	209	(3,009)

Comprehensive income	$7,848	$1,695	$14,347	$6,544

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

Net income				6,040				6,040
Other comprehensive income (loss)					459			459
Issuance of common stock for stock options exercised	50,424	1	1,445					1,446
Vested restricted stock units	8,773	-	-					-
Stock-based compensation expense			1,290					1,290
Repurchase of common stock for net settlement of equity awards						3,602	(172)	(172)
Common stock dividend paid				(3,099)				(3,099)

Balance at March 31, 2023	23,714,913	238	192,003	100,714	(5,572)	1,572,197	(13,218)	274,165

Net income				8,098				8,098
Other comprehensive income (loss)					(250)			(250)
Issuance of common stock for stock options exercised	120,179	1	3,626					3,627
Vested restricted stock units	399	-	-					-
Stock-based compensation expense			1,312					1,312
Repurchase of common stock for net settlement of equity awards						151	(9)	(9)
Common stock dividend paid				(3,116)				(3,116)

Balance at June 30, 2023	23,835,491	$239	$196,941	$105,696	$(5,822)	1,572,348	$(13,227)	$283,827

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2021	23,477,784	$235	$181,630	$88,125	$(3,435)	1,554,905	$(12,404)	$254,151

Net income				6,038				6,038
Other comprehensive income (loss)					(1,189)			(1,189)
Issuance of common stock for stock options exercised	24,917	-	508					508
Vested restricted stock units	7,158	-	-					-
Stock-based compensation expense			1,167					1,167
Repurchase of common stock for net settlement of equity awards						3,016	(145)	(145)
Common stock dividend paid				(2,743)				(2,743)

Balance at March 31, 2022	23,509,859	235	183,305	91,420	(4,624)	1,557,921	(12,549)	257,787

Net income				3,515				3,515
Other comprehensive income (loss)					(1,820)			(1,820)
Issuance of common stock for stock options exercised	10,808	-	164					164
Vested restricted stock units	221	-	-					-
Stock-based compensation expense			1,136					1,136
Repurchase of common stock for net settlement of equity awards						98	(4)	(4)
Common stock dividend paid				(2,745)				(2,745)

Balance at June 30, 2022	23,520,888	$235	$184,605	$92,190	$(6,444)	1,558,019	$(12,553)	$258,033

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2023	2022
	(in thousands)
Operating activities
Net income	$14,138	$9,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,677	4,817
Stock-based compensation	2,602	2,303
Fair value adjustment to contingent consideration obligations	48	(54)
Provision for doubtful accounts	(27)	141
Provision for inventory write-downs	834	1,671
Loss on disposal of property and equipment	-	95
Loss on divestitures	485	1,954
Foreign currency transaction loss	1	(919)
Changes in operating assets and liabilities:
Accounts receivable	(4,239)	(2,610)
Inventory and other deferred costs	(4,272)	(3,536)
Prepaid expenses and other assets	922	403
Accounts payable and other liabilities	(987)	141
Net cash provided by operating activities	14,182	13,959

Investing activities
Purchases of property and equipment and other assets	(4,933)	(1,509)
Payments related to acquisitions	(431)	-
Purchases of short-term marketable securities	(7,239)	-
Net cash used in investing activities	(12,603)	(1,509)

Financing activities
Proceeds from issuance of common stock	5,073	672
Purchase of treasury stock for net settlement of equity awards	(181)	(149)
Common stock cash dividend paid	(6,215)	(5,488)
Net cash used in financing activities	(1,323)	(4,965)

Effect of exchange rate changes on cash and cash equivalents	98	(552)
Net increase (decrease) in cash and cash equivalents	354	6,933
Cash and cash equivalents at beginning of period	19,134	13,855
Cash and cash equivalents at end of period	$19,488	$20,788

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2023

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, angioscopes, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular grafts, and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Kensington, Australia; Tokyo, Japan; Shanghai, China; Singapore; Seoul, Korea; and Bangkok, Thailand.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of August 8, 2023, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Consolidation

Our consolidated financial statements include the accounts of LeMaitre Vascular and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. We sell primarily direct to hospitals and to a lesser extent to international distributors, as described below, and, during the periods presented in our consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. These revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed in the succeeding paragraph have been met.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2023	2022	2023	2022
	($ in thousands)		($ in thousands)

Americas	$33,507	$28,854	$65,633	$55,397
Europe, Middle East and Africa	13,580	10,749	25,857	21,243
Asia Pacific	3,028	2,505	5,700	5,029
Total	$50,115	$42,108	$97,190	$81,669

We do not carry any contract assets or contract liabilities, as there are generally no unbilled amounts due from customers under contracts for which we have partially satisfied performance obligations, or amounts received from customers for which we have not satisfied performance obligations. We satisfy our performance obligations under revenue contracts within a very short time period from receipt of the orders, and payments from customers are typically received within 30 to 60 days of fulfillment of the orders, except in certain geographies such as Italy, Spain and France where the payment cycle is customarily longer. Accordingly, there is no significant financing component to our revenue contracts. Additionally, we have elected as a policy that incremental costs (such as commissions) incurred to obtain contracts are expensed as incurred, due to the short-term nature of the contracts.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and are generally adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2023 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2022 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, and different statutory rates from our foreign subsidiaries.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2023, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $580,000. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2030. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2023
(in thousands)
Unrecognized tax benefits as of December 31, 2022	$612
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(32)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of June 30, 2023	$580

As of June 30, 2023, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2019 and forward
Foreign	2015 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$18,174	$14,929
Work-in-process	3,775	3,662
Finished products	27,151	26,688
Other deferred costs	4,731	4,992

Total inventory and other deferred costs	$53,831	$50,271

We had inventory on consignment at customer sites of $1.8 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively.

In connection with our RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold. Therefore, the tissues we preserve are not held as inventory, and the costs we incur to procure and process vascular and cardiac tissues are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials and facilities costs. General and administrative expenses and selling expenses associated with the provision of these services are expensed as incurred.

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

On June 30, 2022, we ceased operations at the St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. Charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs.

On October 10, 2022, we sold the St. Etienne, France building, building improvements, and land for $0.9 million less closing costs of $0.1 million, resulting in a gain of approximately $0.1 million recorded for the three months ended December 31, 2022.

During the six months ended June 30, 2023, we recorded additional restructuring charges of $0.5 million in conjunction with the St. Etienne, France factory closure. The additional charges consisted primarily of employment termination, settlement costs, legal costs and other third-party costs.

5. Goodwill and Other Intangible Assets

There was no change to goodwill during the six months ended June 30, 2023. Other intangible assets consist of the following:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$14,701	$14,848	$29,549	$13,319	$16,230
Trademarks, tradenames and licenses	3,767	1,727	2,040	3,647	1,533	2,114
Customer relationships	36,542	9,706	26,836	36,197	8,359	27,838
Other intangible assets	1,536	1,261	275	1,461	1,116	345

Total identifiable intangible assets	$71,394	$27,395	$43,999	$70,854	$24,327	$46,527

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2023 is 10.3 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Amortization expense	$1,509	$1,596	$3,068	$3,112

We estimate that amortization expense for the remainder of 2023 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2023	2024	2025	2026	2027	2028
	(in thousands)

Amortization expense	$2,980	$5,772	$5,440	$5,041	$4,764	$4,378

6. Leases

We conduct the majority of our operations in leased facilities, all of which are accounted for as operating leases, as they do not meet the criteria for finance leases. Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. All five Burlington leases expire in December 2030. In connection with our acquisition of the Artegraft biologic graft business, we assumed a 16,732 square foot lease in North Brunswick, New Jersey, which expires in October 2029. In connection with our acquisition of the RestoreFlow allografts business, we acquired three leases in Fox River Grove, IL totaling 11,765 square feet. Prior to 2023, the leases had been on 6-month renewal options. In 2023, we extended each of the leases through November 2025. These Fox River Grove leases contain two-year renewal options.

Our European operations are headquartered at a 21,410 square foot leased facility located in Sulzbach, Germany. In June 2022, we increased our square footage by 4,940 (from 16,470) square feet and extended the lease through June 2031. This lease contains a five-year renewal option. We also lease a facility in Hereford, England which houses our United Kingdom sales and distribution business. During the quarter ended June 30, 2021, we executed an expansion of the Hereford lease under terms substantially similar to the original lease. In June 2021, we entered into a six-year lease in Milan, which houses our Italian office and warehouse. This Milan lease contains a six-year renewal option.

Our Asia Pacific operations are headquartered at a 1,270 square foot leased facility located in Singapore. In June 2023, we extended our Singapore lease by one-year to expire in June 2024. In May 2022, we signed a lease in Seoul, Korea, which includes 2,300 square feet of office and warehouse space, and expires in April 2027. In June 2023, we signed a new lease in Bangkok, Thailand, which includes 2,810 square feet of office and warehouse space. The lease commences in August 2023 and is a three-year term.

We have smaller long-term leased sales, marketing and other facilities located in Arizona, Canada, Australia, and China, and short-term leases in Ireland, Japan, and Spain. In August 2022, the lease in Arizona was extended for an additional three years through August 2025. The lease in China was extended for an additional two years through August 2024, effective September 1, 2022. The lease in Canada was extended an additional three years through February 2026, effective March 1, 2023, with an additional three-year option thereafter. Our leases in Germany and Italy are subject to periodic rent increases based on increases in the consumer price index as measured on an annual basis, with such increases applicable to the subsequent twelve months of lease payments. None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at June 30, 2023.

We lease automobiles under operating leases in the United States as well as certain of our international subsidiaries. The terms of these leases are generally three years, with older vehicles replaced by newer vehicles from time to time. During the fiscal year 2021, we entered into a five-year lease for printing equipment.

We account for leases under the provisions of ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements . Under this guidance, we are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Additional information with respect to our leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$564	$638	$1,144	$1,163
Short-term lease cost	158	161	320	324
Total lease cost	$722	$799	$1,464	$1,487

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$729	$810	$1,466	$1,484

Right-of-use assets obtained in exchange for new operating lease liabilities	$841	$2,240	$1,313	$2,381

Weighted average remaining lease term - operating leases (in years)			6.8	8.2

Weighted average discount rate - operating leases			5.07%	4.88%

At June 30, 2023, the minimum non-cancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2023	$1,651
Year ending December 31,
2024	3,231
2025	3,060
2026	2,556
2027	2,431
2028	2,398
Thereafter	4,601
Adjustment to net present value as of June 30, 2023	(3,121)

Minimum noncancelable lease liability	$16,807

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Compensation and related taxes	$9,103	$10,770
Accrued purchases	6,277	3,748
Accrued expenses	3,132	4,640
Income and other taxes	421	449
Professional fees	121	108
Other	273	252

Total	$19,327	$19,967

Other long-term liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Acquisition-related liabilities	$1,486	$1,354
Income taxes	578	636
Other	200	177

Total	$2,264	$2,167

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

Most of our revenues are generated in the United States, Germany, the United Kingdom and other European countries, Canada, and Japan, and substantially all of our assets are located in the United States and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	$30,322	$26,228	$59,337	$50,492
Germany	3,583	2,870	6,929	5,861
Canada	2,716	2,269	5,478	4,178
Other countries	13,494	10,741	25,446	21,138

Net Sales	$50,115	$42,108	$97,190	$81,669

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock option awards	$671	$607	$1,333	$1,226
Restricted stock units	485	391	962	799
Performance-based restricted stock units	156	138	307	278

Total share-based compensation	$1,312	$1,136	$2,602	$2,303

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of sales	$166	$135	$336	$273
Sales and marketing	250	193	464	402
General and administrative	768	695	1,545	1,407
Research and development	128	113	257	221

Total stock-based compensation	$1,312	$1,136	$2,602	$2,303

During the six months ended June 30, 2023 and 2022, we granted options for the purchase of 1,660 and 984 shares of our common stock, we granted restricted stock units of 765 and 320, and granted performance-based restricted stock units of 310 and 250, respectively. We issued approximately 180,000 and 43,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the six months ended June 30, 2023 and 2022, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$8,098	$3,515	$14,138	$9,553

Weighted average shares outstanding	22,213	21,958	22,162	21,947

Basic earnings per share	$0.36	$0.16	$0.64	$0.44

Diluted:
Net income available for common stockholders	$8,098	$3,515	$14,138	$9,553

Weighted-average shares outstanding	22,213	21,958	22,162	21,947
Common stock equivalents, if dilutive	238	171	209	168

Shares used in computing diluted earnings per common share	22,451	22,129	22,371	22,115

Diluted earnings per share	$0.36	$0.16	$0.63	$0.43

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	163	328	290	390

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.140	$3,099
May 17, 2023	June 1, 2023	$0.140	$3,116

Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

On July 25, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on August 31, 2023, to stockholders of record at the close of business on August 17, 2023.

12. Supplemental Cash Flow Information

	For the six months ended
	June 30,
	2023	2022
	(in thousands)
Cash paid for income taxes, net	$2,783	$3,991

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2023 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2023.

Several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid graft business from Artegraft. The agreement required us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount is being remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. During the quarter ended December 31, 2022 we recorded a reduction to the liability to reflect a change in our estimate of the likelihood of achieving the unit sales milestones. There was no change in the estimated liability during the quarter ended June 30, 2023.

During 2019, we recorded contingent liabilities associated with our acquisition of the Admedus biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products, $0.5 million contingent upon Admedus’ success in extending the shelf life of the acquired products as specified in the agreement, and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Admedus’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the contingent payment of $2.0 million potentially due upon LeMaitre Vascular’s success in obtaining CE marks under MDR regulations on the acquired products may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment. Additionally, during the quarter ended December 31, 2022 we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations. There was no change in the estimated future liability during the quarter ended June 30, 2023.

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Six months ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$1,339	$1,492
Additions	-	-
Payments	-	-
Change in fair value included in earnings	40	27

Ending balance	$1,379	$1,519

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Six months ended
	June 30,
	2023	2022
	(in thousands)
Beginning balance	$(6,031)	$(3,435)

Other comprehensive income (loss) before reclassifications	209	(3,009)

Ending Balance	$(5,822)	$(6,444)

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “LeMaitre,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, Dialine, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, ProCol, Pruitt, Pruitt F3, Pruitt-Inahara, RestoreFlow, TufTex, VascuCel, VascuTape, Wovex and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and Chevalier, DuraSure, Flexcel, Omniflow, PeriVu and Syntel are trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners.

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $750 million. We have grown our business using a simple three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q2 2023, biologics represented 49% of our worldwide sales. We view the biologic device offerings favorably, as we believe they represent differentiated and in many cases growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in the United States, Europe, the United Kingdom, Canada and Asia Pacific, including replacing distributors with our direct sales personnel;

•	increasing the average selling prices of our devices;

•	adding complementary products through acquisitions;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations;

•	consolidating and automating product manufacturing at our Burlington, Massachusetts facilities; and

•	updating existing products and introducing new products through research and development.

We sell our products and services primarily through a direct sales force. As of June 30, 2023, our sales force was comprised of 133 sales representatives in North America, Europe and Asia Pacific, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; Hereford, England; and Dublin, Ireland. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer comparatively lower average selling prices than in North America. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

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

•

During 2022, we made the decision to wind down the ProCol graft, AlboSure polyester patch, LeverEdge and Latis graft cleaning catheter product lines. These products totaled approximately $0.7 million in 2022 revenues.

From time to time we may undertake SKU reductions or transition sales to other SKUs or products with similar features. For example, in 2022, we initiated the transition of sales of our Syntel spring tip catheter to our legacy regular tip catheter. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin and customer relationships.

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

•

In March 2023, we entered into a distribution transition agreement with our Thailand distributor in order to sell products directly in Thailand and dissolve the existing distribution arrangement. The distribution termination fees will total approximately $0.7 million. We will begin selling direct-to-hospital in Thailand in Q3 2023.

We also rely, to a lesser extent, on internal product development efforts to bring differentiated technology and next-generation products to market:

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration.

•

In March 2022, we received U.S. FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg. We are currently engaged in a limited market release of this device and expect to fully launch this product in the second half of 2023.

In addition to our sales growth strategies, we have also executed on several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In June 2014, we acquired the Omniflow II ovine graft business from BioNova, International. In June 2019, we initiated a project to transfer the production of these devices to our Burlington facilities. We received approval to sell these devices in Europe in June 2022. This transfer was completed in 2023.

•

In October 2019, we acquired the Cardiocel biologic patch business from Admedus. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect these transfer activities to be substantially complete in 2023. In June 2023, the MDR application to market these Burlington made devices was submitted, and we anticipate this application process to take 18-24 months.

•

In June 2018, we acquired the Cardial business from Becton Dickinson. Cardial manufactured polyester vascular grafts, valvulotomes and surgical glue at its St. Etienne, France facility. In June 2022, we closed the St. Etienne factory in order to streamline manufacturing operations and to reduce expenses. We are transitioning Cardial graft sales to our Burlington-manufactured polyester vascular graft product (AlboGraft) for additional cost savings and improved margins.

Finally, from time to time we may enter into distribution agreements of complementary product lines with the option to acquire the product line in the future.

•

In April 2023, we entered into an agreement with Aziyo Biologics, Inc. to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we will distribute the products for three years with an option to acquire Aziyo’s worldwide cardiovascular patch business during the second and third year of the term. Sales for the three and six months ended June 30, 2023 were $1.2 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related expenses such as process engineering and other charges.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2023, approximately 39% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the six months ended June 30, 2023, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $1.1 million, as compared to rates in effect for the six months ended June 30, 2022.

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

Results of Operations

Comparison of the three- and six-month periods ended June 30, 2023 to the three- and six-month periods ended June 30, 2022:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2023	2022	change	2023	2022	change
	($ in thousands)			($ in thousands)
Net sales	$50,115	$42,108	19%	$97,190	$81,669	19%

Net sales by geography:
Americas	$33,507	$28,854	16%	$65,633	$55,397	18%
Europe, Middle East and Africa	13,580	10,749	26%	25,857	21,243	22%
Asia Pacific	3,028	2,505	21%	5,700	5,029	13%
Total	$50,115	$42,108	19%	$97,190	$81,669	19%

Net sales. Net sales increased by $8.0 million, or 19%, to $50.1 million for the three months ended June 30, 2023, compared to $42.1 million for the three months ended June 30, 2022. The increase was driven primarily by elevated hospital procedure volumes, higher average selling prices, additional sales representatives, and $1.2 million in sales related to our new porcine patch product line. Valvulotome sales increased $1.4 million, bovine vascular patch sales increased $1.1 million and bovine graft sales increased $1.0 million. We estimate that the stronger U.S. dollar decreased net sales by less than $0.1 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Net sales increased by $15.5 million, or 19%, to $97.2 million for the six months ended June 30, 2023, compared to $81.7 million for the six months ended June 30, 2022. The increase was driven primarily by elevated hospital procedure volumes, higher average selling prices, additional sales representatives, and sales related to our new porcine patch product line. Valvulotome sales increased $3.5 million, bovine graft sales increased $2.5 million, and bovine vascular patch sales increased $2.2 million. We estimate that the stronger U.S. dollar decreased net sales by $1.1 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Direct-to-hospital net sales were 96% of our total net sales for the six months ended June 30, 2023, and 95% for the six months ended June 30, 2022.

Net sales by geography. Net sales in the Americas increased $4.7 million, or 16%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was driven primarily by increased sales of valvulotomes of $1.2 million, porcine patches of $1.2 million, and bovine grafts of $0.9 million.

Net sales in the Americas increased $10.2 million, or 18%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was driven primarily by increased sales of valvulotomes of $3.1 million, bovine grafts of $2.5 million, allograft preservation services of $1.4 million, and porcine patches of $1.2 million.

EMEA net sales increased $2.8 million, or 26%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was driven primarily by increased sales of bovine vascular patches of $0.6 million, carotid shunts of $0.6 million, and ovine grafts of $0.5 million.

EMEA net sales increased $4.6 million, or 22%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was driven primarily by increased sales of carotid shunts of $1.1 million, bovine vascular patches of $1.0 million, ovine grafts of $0.6 million, and allograft preservation services of $0.5 million.

Asia Pacific net sales increased $0.5 million, or 21%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was driven primarily by increased sales of occlusion catheters of $0.3 million and bovine vascular patches of $0.2 million.

Asia Pacific net sales increased $0.7 million, or 13%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was driven primarily by increased sales of occlusion catheters of $0.3 million, bovine vascular patches of $0.3 million, and carotid shunts of $0.1 million.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
(unaudited)					Percent					Percent
	2023	2022	Change		change	2023	2022	Change		change
	($ in thousands)					($ in thousands)
Gross profit	$32,086	$27,810	$4,276		15%	$62,969	$53,772	$9,197		17%

Gross margin	64.0%	66.0%	(2.0%	)	*	64.8%	65.8%	(1.0%	)	*

*Not applicable

Gross Profit. Gross profit increased $4.3 million, or 15%, to $32.1 million for the three months ended June 30, 2023, and gross margin decreased 200 basis points to 64% in the period. The increase in gross profit was driven primarily by increased sales, particularly from valvulotomes, porcine patches, bovine vascular patches and bovine grafts. The decrease in gross margin was driven primarily by increases in labor costs, unfavorable product mix, including sales of comparatively lower margin porcine patches, manufacturing inefficiencies, and increased scrap and excess and obsolescence charges.

Gross profit increased $9.2 million, or 17%, to $63.0 million for the six months ended June 30, 2023, and gross margin decreased 110 basis points to 64.8% in the period. The increase in gross profit was driven primarily by increased sales, particularly from valvulotomes, bovine grafts and bovine vascular patches. The decrease in gross margin was driven primarily by increases in labor costs, unfavorable product mix, including sales of comparatively lower margin porcine patches and sales of our existing allograft preservation services, manufacturing inefficiencies, and increased scrap and purchase price variance charges.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2023	2022	$ Change	change	2023	2022	$ Change	change

Sales and marketing	$10,216	$8,242	$1,974	24%	$21,113	$16,092	$5,021	31%
General and administrative	7,722	7,331	391	5%	15,654	14,583	1,071	7%
Research and development	4,516	3,346	1,170	35%	8,391	6,278	2,113	34%
Restructuring	180	3,107	(2,927)	*	485	3,107	(2,622)	*
Total	$22,634	$22,026	$608	3%	$45,643	$40,060	$5,583	14%

	Three months ended June 30,			Six months ended June 30,
	2023	2022		2023	2022
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	20%	0%	22%	20%	2%
General and administrative	15%	17%	(2%)	16%	18%	(2%)
Research and development	9%	8%	1%	9%	8%	1%
Restructuring	0%	7%	(7%)	0%	4%	(4%)

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2023, sales and marketing expenses increased 24% to $10.2 million. The increase was driven primarily by higher sales rep headcount and higher sales commissions, which resulted in increased compensation and related expenses of $1.5 million. Travel, training and related expenses were also higher by $0.2 million. Sales rep headcount was 133 as of June 30, 2023, a 20% increase from June 30, 2022. As a percentage of net sales, sales and marketing expense was unchanged at 20% for the three months ended June 30, 2023.

For the six months ended June 30, 2023, sales and marketing expenses increased 31% to $21.1 million. The increase was driven primarily by higher sales rep headcount and higher sales commissions, which resulted in increased compensation and related expenses of $3.9 million. Travel, training and related expenses were also higher by $0.5 million. As a percentage of net sales, sales and marketing expense increased to 22% for the six months ended June 30, 2023, up from 20% in the prior period.

General and administrative. For the three months ended June 30, 2023, general and administrative expenses increased 5% to $7.7 million. The increase was driven primarily by higher salaries and related expenses of $0.6 million, as well as an increase in personnel, offset by lower facility fees of $0.1 million. As a percentage of sales, general and administrative expense decreased to 15% for the three months ended June 30, 2023, down from 17% in the prior period.

For the six months ended June 30, 2023, general and administrative expenses increased 7% to $15.7 million. The increase was driven primarily by higher salaries and related expenses of $1.3 million, as well as an increase in personnel, offset by lower bank fees and bad debt expenses of $0.2 million. As a percentage of sales, general and administrative expense decreased to 16% for the six months ended June 30, 2023, down from 18% in the prior period.

Research and development. For the three months ended June 30, 2023, research and development expenses increased 35% to $4.5 million. The increase was driven by higher salaries and related expenses of $0.4 million, as well as an increase in personnel. Outside services and testing also increased by $0.7 million primarily due to higher consulting and third-party costs associated with FDA and European regulatory approvals. Our products are currently regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (MDD) and the EU Medical Device Regulation (MDR). In order to market our medical devices in the EU and the United Kingdom, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR. As a percentage of sales, research and development expense increased to 9% for the three months ended June 30, 2023, up from 8% in the prior period.

For the six months ended June 30, 2023, research and development expense increased 34% to $8.4 million. The increase was driven by higher salaries and related expenses of $0.7 million, as well as an increase in personnel. Outside services and testing also increased by $1.2 million primarily due to higher consulting and third-party costs associated with FDA and European regulatory approvals. As a percentage of sales, research and development expense increased to 9% for the six months ended June 30, 2023, up from 8% in the prior period.

Restructuring. For the three and six months ended June 30, 2023, restructuring expense was $0.2 million and $0.5 million, respectively. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the three and six months ended June 30, 2023 we recorded additional restructuring charges in conjunction with the St. Etienne, France factory closure of approximately $0.2 million and $0.3 million, respectively. The additional charges consist primarily of employment termination costs, legal costs, and other third-party costs. As a percentage of sales, restructuring expense was less than 1% for both the three and six months ended June 30, 2023.

Income tax expense. We recorded a tax provision of $2.2 million on pre-tax income of $10.3 million for the three months ended June 30, 2023, compared to a $2.0 million tax provision on pre-tax income of $5.5 million for the three months ended June 30, 2022. We recorded a tax provision of $4.2 million on pre-tax income of $18.3 million for the six months ended June 30, 2023, compared to a tax provision of $4.0 million on pre-tax income of $13.5 million for the six months ended June 30, 2022. Our effective income tax rate was 21.5% and 22.8% for the three- and six-month periods ended June 30, 2023. Our tax expense for the current period is based on an estimated annual effective tax rate of 25.6%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 36.7% and 29.5% for the three and six month periods ended June 30, 2022. Our 2022 provision was based on the estimated annual effective tax rate of 24.6%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three-and six-month periods ended June 30, 2022 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and certain foreign losses not benefitted due to a valuation allowance.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of June 30, 2023, we have provided a valuation allowance of $1.6 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

Liquidity and Capital Resources

As of June 30, 2023, our cash and cash equivalents were $19.5 million as compared to $19.1 million as of December 31, 2022. We also had $70.7 million in short-term marketable securities as of June 30, 2023 and $63.6 million as of December 31, 2022. Our cash and cash equivalents are highly liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S. dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of June 30, 2023 our short-term marketable securities reflected an unrealized loss of $2.0 million as a result of increasing market interest rates.

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

We recognized operating income of $17.3 million for the six months ended June 30, 2023. For the year ended December 31, 2022, we had operating income of $26.8 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.140	$3,099
May 17, 2023	June 1, 2023	$0.140	$3,116

Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

On July 25, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on August 31, 2023, to stockholders of record at the close of business on August 17, 2023.

Cash Flows

	Six months ended June 30,
	(in thousands)
	2023	2022	Net Change
Cash and cash equivalents	$19,488	$20,788	$(1,300)

Cash flows provided by (used in):
Operating activities	$14,182	$13,959	$223
Investing activities	(12,603)	(1,509)	(11,094)
Financing activities	(1,323)	(4,965)	3,642

Net cash provided by operating activities. Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2023, consisting of $14.1 million in net income, adjustments for non-cash or non-operating items of $8.6 million (including primarily depreciation and amortization of $4.7 million, stock-based compensation of $2.6 million, provisions for inventory write-offs and doubtful accounts of $0.8 million, loss on divestiture of $0.5 million), and also a net use of working capital of $8.6 million. The net cash used for working capital was driven by an increase in accounts receivable of $4.2 million, an increase in inventory and other deferred costs of $4.3 million, and payments of accounts payable and accrued liabilities of $1.0 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.9 million.

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

Net cash used in investing activities. Net cash used in investing activities was $12.6 million for the six months ended June 30, 2023, consisting of purchases of marketable securities of $7.2 million, expenditures on equipment and technology of $4.9 million, and acquisition related payments of $0.4 million.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2022, consisting of expenditures on equipment and technology.

Net cash used in financing activities. Net cash used in financing activities was $1.3 million for the six months ended June 30, 2023, consisting primarily of a dividend payment of $6.2 million. This use of cash was partly offset by proceeds from stock option exercises of $4.9 million, net of shares repurchased used to pay employee payroll taxes.

Net cash used in financing activities was $5.0 million for the six months ended June 30, 2022, consisting primarily of a dividend payment of $5.5 million. This use of cash was partly offset by proceeds from stock option exercises of $0.5 million, net of shares repurchased to cover employee payroll taxes.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in our critical accounting policies during the six months ended June 30, 2023. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 8, 2023, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

As a result of the U.K.’s exit from the EU, the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) announced that CE marking will continue to be recognized in the U.K. and certificates issued by EU-recognized Notified Bodies will continue to be valid in the U.K. market until July 1, 2024. This deadline was subsequently revised by MHRA to coincide with the EU extensions ending in December 31, 2027 and December 31, 2028. Following such dates, all devices marketed in the U.K. will require U.K. Conformity Assessed (“UKCA”) marks certified by a U.K. Approved Body. If we fail to obtain UKCA marks by these deadlines, or at all, our sales in the U.K. could be negatively affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
April 1, 2023 through April 30, 2023	79	$50.39	N/A	N/A
May 1, 2023 through May 31, 2023	72	$64.83	N/A	N/A
June 1, 2023 through June 30, 2023	-	$-	N/A	N/A
Total	151	57.27	N/A	N/A

(1) For the three months ended June 30, 2023, we repurchased 151 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 5. Other Information

Rule 10b5-1 and non-rule 10b5-1 trading arrangements

On June 2, 2023, George W. LeMaitre, Chairman and CEO, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 197,378 shares of the Company’s common stock until May 31, 2025.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2023.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director