Form 10-Q
period 2023-09-30
LEMAITRE VASCULAR INC
filed 2023-11-07
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 22,263,235 shares of common stock, $.01 par value per share, outstanding as of November 3, 2023.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2023	2022
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$18,051	$19,134
Short-term marketable securities	78,967	63,557
Accounts receivable, net of allowances of $863 at September 30, 2023 and $835 at December 31, 2022	23,882	22,040
Inventory and other deferred costs	56,187	50,271
Prepaid expenses and other current assets	5,097	6,731
Total current assets	182,184	161,733

Property and equipment, net	21,357	17,901
Right-of-use leased assets	15,850	15,634
Goodwill	65,945	65,945
Other intangibles, net	43,199	46,527
Deferred tax assets	2,325	1,745
Other assets	3,152	991
Total assets	$334,012	$310,476

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,371	$2,903
Accrued expenses	21,788	19,967
Acquisition-related obligations	121	573
Lease liabilities - short-term	2,749	1,886
Total current liabilities	29,029	25,329

Lease liabilities - long-term	14,132	14,710
Deferred tax liabilities	69	69
Other long-term liabilities	2,145	2,167
Total liabilities	45,375	42,275

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 23,835,670 shares at September 30, 2023, and 23,655,716 shares at December 31, 2022	239	237
Additional paid-in capital	198,254	189,268
Retained earnings	110,081	97,773
Accumulated other comprehensive loss	(6,705)	(6,031)
Treasury stock, at cost; 1,572,435 shares at September 30, 2023 and 1,568,595 shares at December 31, 2022	(13,232)	(13,046)
Total stockholders’ equity	288,637	268,201
Total liabilities and stockholders’ equity	$334,012	$310,476

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$47,411	$39,028	$144,601	$120,697
Cost of sales	16,596	13,958	50,817	41,855

Gross profit	30,815	25,070	93,784	78,842

Sales and marketing	9,673	8,229	30,786	24,321
General and administrative	7,738	7,229	23,392	21,812
Research and development	4,224	3,462	12,615	9,740
Restructuring	-	-	485	3,107

Total operating expenses	21,635	18,920	67,278	58,980

Income from operations	9,180	6,150	26,506	19,862

Other income (expense):
Interest income	835	264	2,085	539
Foreign currency loss	(189)	(266)	(429)	(709)

Income before income taxes	9,826	6,148	28,162	19,692
Provision for income taxes	2,324	692	6,522	4,683

Net income	$7,502	$5,456	$21,640	$15,009

Earnings per share of common stock:
Basic	$0.34	$0.25	$0.97	$0.68
Diluted	$0.33	$0.25	$0.97	$0.68

Weighted-average shares outstanding:
Basic	22,263	21,984	22,196	21,959
Diluted	22,481	22,217	22,411	22,149

Cash dividends declared per common share	$0.140	$0.125	$0.420	$0.375

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$7,502	$5,456	$21,640	$15,009
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(833)	(1,350)	(492)	(2,876)
Unrealized loss on short-term marketable securities	(50)	(333)	(182)	(1,816)
Total other comprehensive loss	(883)	(1,683)	(674)	(4,692)

Comprehensive income	$6,619	$3,773	$20,966	$10,317

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

Net income				6,040				6,040
Other comprehensive income (loss)					459			459
Issuance of common stock for stock options exercised	50,424	1	1,445					1,446
Vested restricted stock units	8,773	-	-					-
Stock-based compensation expense			1,290					1,290
Repurchase of common stock for net settlement of equity awards						3,602	(172)	(172)
Common stock dividend paid				(3,099)				(3,099)
Balance at March 31, 2023	23,714,913	238	192,003	100,714	(5,572)	1,572,197	(13,218)	274,165

Net income				8,098				8,098
Other comprehensive income (loss)					(250)			(250)
Issuance of common stock for stock options exercised	120,179	1	3,626					3,627
Vested restricted stock units	399	-	-					-
Stock-based compensation expense			1,312					1,312
Repurchase of common stock for net settlement of equity awards						151	(9)	(9)
Common stock dividend paid				(3,116)				(3,116)
Balance at June 30, 2023	23,835,491	$239	$196,941	$105,696	$(5,822)	1,572,348	$(13,227)	$283,827

Net income				7,502				7,502
Other comprehensive income (loss)					(883)			(883)
Issuance of common stock for stock options exercised	-	-	-					-
Vested restricted stock units	179	-	-					-
Stock-based compensation expense			1,313					1,313
Repurchase of common stock for net settlement of equity awards						87	(5)	(5)
Common stock dividend paid				(3,117)				(3,117)
Balance at September 30, 2023	23,835,670	$239	$198,254	$110,081	$(6,705)	1,572,435	$(13,232)	$288,637

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

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2023	2022
	(in thousands)
Operating activities
Net income	$21,640	$15,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,072	7,145
Stock-based compensation	3,915	3,489
Fair value adjustment to contingent consideration obligations	(49)	(81)
Provision for credit losses	60	214
Provision for inventory write-downs	1,455	2,060
Loss on disposal of property and equipment	-	95
Loss on divestitures	485	1,406
Foreign currency transaction (gain) loss	(7)	(90)
Changes in operating assets and liabilities:
Accounts receivable	(2,077)	(1,737)
Inventory and other deferred costs	(7,582)	(5,041)
Prepaid expenses and other assets	(1,160)	(1,344)
Accounts payable and other liabilities	2,253	176
Net cash provided by operating activities	26,005	21,301

Investing activities
Purchases of property and equipment and other assets	(5,986)	(1,969)
Payments related to acquisitions	(899)	-
Purchases of short-term marketable securities	(15,569)	(8,000)
Net cash used in investing activities	(22,454)	(9,969)

Financing activities
Payments of deferred acquisition consideration	-	(401)
Proceeds from issuance of common stock	5,073	1,679
Purchase of treasury stock for net settlement of equity awards	(186)	(152)
Common stock cash dividend paid	(9,332)	(8,238)
Net cash used in financing activities	(4,445)	(7,112)

Effect of exchange rate changes on cash and cash equivalents	(189)	(1,162)
Net increase (decrease) in cash and cash equivalents	(1,083)	3,058
Cash and cash equivalents at beginning of period	19,134	13,855
Cash and cash equivalents at end of period	$18,051	$16,913

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2023

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of November 7, 2023, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)

Americas	$31,863	$26,627	$97,496	$82,024
Europe, Middle East and Africa	12,322	9,922	38,179	31,165
Asia Pacific	3,226	2,479	8,926	7,508
Total	$47,411	$39,028	$144,601	$120,697

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2023, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $569,000. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2030. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2023
(in thousands)
Unrecognized tax benefits as of December 31, 2022	$612
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(43)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	-
Unrecognized tax benefits as of September 30, 2023	$569

As of September 30, 2023, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2019 and forward
Foreign	2015 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$19,137	$14,929
Work-in-process	3,793	3,662
Finished products	28,334	26,688
Other deferred costs	4,923	4,992

Total inventory and other deferred costs	$56,187	$50,271

We had inventory on consignment at customer sites of $1.8 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively.

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

On October 10, 2022, we sold the St. Etienne, France building, building improvements, and land for $0.9 million less closing costs of $0.1 million, resulting in a gain of approximately $0.1 million recorded for the year ended December 31, 2022.

During the nine months ended September 30, 2023, we recorded additional restructuring charges of $0.5 million in conjunction with the St. Etienne, France factory closure. The additional charges consisted primarily of employment termination, settlement, legal and other third-party costs.

5.	Goodwill and Other Intangible Assets

There was no change to goodwill during the nine months ended September 30, 2023. Other intangible assets consist of the following:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$15,381	$14,168	$29,549	$13,319	$16,230
Trademarks, tradenames and licenses	3,767	1,870	1,897	3,647	1,533	2,114
Customer relationships	37,171	10,341	26,830	36,197	8,359	27,838
Other intangible assets	1,643	1,339	304	1,461	1,116	345

Total identifiable intangible assets	$72,130	$28,931	$43,199	$70,854	$24,327	$46,527

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2023 is 10.3 years. Amortization expense is included in general and administrative expense and was as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Amortization expense	$1,536	$1,535	$4,604	$4,647

We estimate that amortization expense for the remainder of 2023 and for each of the five succeeding fiscal years will be as follows:

	Year ended December 31,
	2023	2024	2025	2026	2027	2028
	(in thousands)

Amortization expense	$1,488	$5,904	$5,554	$5,119	$4,842	$4,456

6. Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. At September 30, 2023, the Company has the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (5)	Corporate headquarters, manufacturing and distribution	109,354	December 2030
North Brunswick, NJ (1)	Artegraft biologic business	16,732	October 2029
Fox River Grove, IL (3)	RestoreFlow allografts business	11,765	November 2025
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026
Chandler, Arizona	US sales office	2,058	August 2025

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan,Italy	Italy sales office and distribution	5,705	July 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Madrid, Spain	Spain sales office	2,260	June 2029

Asia Pacific
Singapore	Asia Pacific headquarters and distribution	1,270	June 2024
Tokyo, Japan	Japan sales office and distribution	4,236	July 2025
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Shanghai, China	China sales office and distribution	1,152	August 2024
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future lease minimum payments over the lease term at commencement date. Many of the lease agreements contain renewal or termination clauses that are factored into the determination of the lease term if it is reasonably certain that these options would be exercised. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases at September 30, 2023.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to our leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$797	$792	$1,941	$1,955
Short-term lease cost	28	154	348	478
Total lease cost	$825	$946	$2,289	$2,433

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$967	$977	$2,433	$2,461

Right-of-use assets obtained in exchange for new operating lease liabilities	$843	$287	$2,156	$2,669

Weighted average remaining lease term - operating leases (in years)			6.7	8.2

Weighted average discount rate - operating leases			5.15%	4.93%

The maturities of the lease liabilities for each of the following fiscal years is:

Remainder of 2023	$880
Year ending December 31,
2024	3,502
2025	3,314
2026	2,647
2027	2,482
2028	2,452
Thereafter	4,610
Adjustment to net present value as of September 30, 2023	(3,006)

Minimum noncancelable lease liability	$16,881

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Compensation and related taxes	$11,248	$10,770
Accrued purchases	5,996	3,748
Accrued expenses	3,690	4,640
Income and other taxes	446	449
Professional fees	75	108
Other	333	252

Total	$21,788	$19,967

Other long-term liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Acquisition-related liabilities	$1,383	$1,354
Income taxes	558	636
Other	204	177

Total	$2,145	$2,167

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

Most of our revenues are generated in the United States, Germany, the United Kingdom and other European countries and Canada. Substantially all of our assets are located in the United States and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	$28,799	$24,242	$88,136	$74,734
Germany	3,317	2,814	10,246	8,675
Canada	2,615	1,962	8,093	6,141
United Kingdom	2,004	1,269	5,952	4,150
Other countries	10,676	8,741	32,174	26,997

Net Sales	$47,411	$39,028	$144,601	$120,697

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock option awards	$676	$614	$2,009	$1,840
Restricted stock units	481	432	1,443	1,231
Performance-based restricted stock units	156	140	463	418

Total share-based compensation	$1,313	$1,186	$3,915	$3,489

Stock-based compensation is included in our statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of sales	$168	$142	$504	$415
Sales and marketing	248	205	712	607
General and administrative	765	720	2,310	2,127
Research and development	132	119	389	340

Total stock-based compensation	$1,313	$1,186	$3,915	$3,489

During the nine months ended September 30, 2023 and 2022, we granted options for the purchase of 1,660 and 2,052 shares of our common stock, we granted restricted stock units of 944 and 728, and granted performance-based restricted stock units of 310 and 250, respectively. We issued approximately 180,000 and 81,000 shares of common stock following the exercise or vesting of underlying stock options or restricted stock units during the nine months ended September 30, 2023 and 2022, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$7,502	$5,456	$21,640	$15,009

Weighted average shares outstanding	22,263	21,984	22,196	21,959

Basic earnings per share	$0.34	$0.25	$0.97	$0.68

Diluted:
Net income available for common stockholders	$7,502	$5,456	$21,640	$15,009

Weighted-average shares outstanding	22,263	21,984	22,196	21,959
Common stock equivalents, if dilutive	218	233	215	190
Shares used in computing diluted earnings per common share	22,481	22,217	22,411	22,149

Diluted earnings per share	$0.33	$0.25	$0.97	$0.68

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	192	159	286	286

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.140	$3,099
May 17, 2023	June 1, 2023	$0.140	$3,116
August 17, 2023	August 31, 2023	$0.140	$3,117

Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

On October 24, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on November 30, 2023, to stockholders of record at the close of business on November 16, 2023.

12. Supplemental Cash Flow Information

	For the nine months ended
	September 30,
	2023	2022
	(in thousands)
Cash paid for income taxes, net	$5,420	$6,822

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2023 included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2023.

Several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid graft business from Artegraft. The agreement required us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition. We recorded this liability at a fair value of $0.4 million to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount is being remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. During the quarter ended December 31, 2022 we recorded a reduction to the liability to reflect a change in our estimate of the likelihood of achieving the unit sales milestones. There was no additional change in the estimated liability during the nine months ended September 30, 2023.

During 2019, we recorded contingent liabilities associated with our acquisition of the Anteris (formerly Admedus) biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statement of the acquired business to us; $2.0 million (“CE Mark Contingency”) contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products; $0.5 million contingent upon Anteris’ success in extending the shelf life of the acquired products as specified in the agreement; and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each reporting period until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Anteris’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the CE Mark Contingency amount may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment. Additionally, during the quarter ended December 31, 2022 we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations.

In September 2023 the agreement was amended in order to (i) place a cap on the total amount of costs incurred by LeMaitre in achieving the CE marks under MDR regulations that could be used as a deduction toward the $2.0 million holdback, and (ii) require a prorata payment to Anteris of the CE Mark Contingency, less costs described above, by January 2025 if the CE marks are not obtained by that date. During the quarter ended September 30, 2023 we recorded a reduction to the liability of $0.1 million, with the offset recorded in income from operations.

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$1,339	$1,492
Additions	-	-
Payments	-	-
Change in fair value included in earnings	(63)	41

Ending balance	$1,276	$1,533

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Nine months ended
	September 30,
	2023	2022
	(in thousands)
Beginning balance	$(6,031)	$(3,435)

Other comprehensive income (loss) before reclassifications	(674)	(4,692)

Ending Balance	$(6,705)	$(8,127)

15. Subsequent Events

In October 2023, we amended our lease agreements related to four of our five buildings in Burlington, Massachusetts, extending them for a period of four additional years to December 31, 2034. The Company has no option to extend or renew the leases beyond December 31, 2034. As of September 30, 2023, the expiration date was December 31, 2030. The foregoing description of the Amendments is not complete and is qualified in its entirety by reference to the full text of such documents attached as exhibits hereto.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q3 2023, biologics represented 51% of our worldwide sales. We view our biologic device offerings favorably, as we believe they represent differentiated and in many cases growing product segments.

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

We sell our products and services primarily through a direct sales force. As of September 30, 2023, our sales force was comprised of 136 sales representatives in North America, Europe and Asia Pacific, including three export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have sales offices in Milan, Italy; Madrid, Spain; Hereford, England; and Dublin, Ireland. Our Asia Pacific headquarters is located in Singapore, and we also have sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the current quarter, approximately 95% of our net sales were generated in countries in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

•

During 2021, we made decisions to wind down or discontinue TRIVEX powered phlebectomy systems, remote endarterectomy devices and surgical glue. These products totaled approximately $2.2 million in 2021 revenues.

•

During 2022, we made the decision to wind down the ProCol graft, AlboSure polyester patch, LeverEdge and Latis graft cleaning catheter product lines. These products totaled approximately $0.7 million in 2022 revenues.

•

During 2023, we made the decision to discontinue the sales of AlboGraft and LifeSpan synthetic graft product lines in the United States. These products totaled approximately $0.2 million and less than $0.1 million, respectively, in 2022 revenues.

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

•

In March 2023, we entered into a distribution transition agreement with our Thailand distributor in order to sell products directly in Thailand and dissolve the existing distribution arrangement. The distribution termination fees will total approximately $0.7 million. We began selling direct-to-hospital in Thailand in Q3 2023.

We also rely, to a lesser extent, on internal development efforts to bring differentiated technology and next-generation products and services to market:

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration.

•	In March 2022, we received U.S. FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg. We expect to launch this product in 2024.

In addition to our sales growth strategies, we have also executed on several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In June 2014, we acquired the Omniflow II ovine graft business from BioNova, International. In June 2019, we initiated a project to transfer the production of these devices to our Burlington facilities. We received CE mark approval to sell these Burlington produced devices in Europe in June 2022. This transfer was completed in 2023.

•

In October 2019, we acquired the CardioCel biologic patch business from Anteris. In July 2020, we initiated a project to transfer the production of these devices to our Burlington facilities. We expect these transfer activities to be substantially complete in 2023. In June 2023, the MDR CE mark application to market these Burlington produced devices was submitted, and we anticipate this application process to take 18-24 months.

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

•

In April 2023, we entered into an agreement with Aziyo Biologics, Inc. to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we will distribute the products for three years with an option to acquire Aziyo’s worldwide cardiovascular patch business during the second and third year of the agreement. Sales for the nine months ended September 30, 2023 were $2.6 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period as we incur related expenses such as process engineering and other charges.

In 2024, we expect to implement a new Enterprise Resource Planning (“ERP”) system to replace our current software reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations and real time reporting. While we have been preparing for this transition since 2022, and have hired an experienced consulting team to assist us in this transition, there can be no assurances that the implementation will be successful or executed in a timely fashion. We expect to spend approximately $7.0 million on this implementation.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2023, approximately 39% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the nine months ended September 30, 2023, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $0.3 million, as compared to rates in effect for the nine months ended September 30, 2022.

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

Results of Operations

Comparison of the three- and nine-month periods ended September 30, 2023 to the three- and nine-month periods ended September 30, 2022:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2023	2022	change	2023	2022	change
	($ in thousands)			($ in thousands)
Net sales	$47,411	$39,028	21%	$144,601	$120,697	20%

Net sales by geography:
Americas	$31,863	$26,627	20%	$97,496	$82,024	19%
Europe, Middle East and Africa	12,322	9,922	24%	38,179	31,165	23%
Asia Pacific	3,226	2,479	30%	8,926	7,508	19%
Total	$47,411	$39,028	21%	$144,601	$120,697	20%

Net sales. Net sales increased by $8.4 million, or 21%, to $47.4 million for the three months ended September 30, 2023, compared to $39.0 million for the three months ended September 30, 2022. The increase was driven primarily by elevated hospital procedure volumes, higher average selling prices, additional sales representatives, and $1.3 million in sales related to our new porcine patch product line. Valvulotome sales increased $1.8 million, bovine vascular patch sales increased $1.2 million and bovine graft sales increased $1.0 million. We estimate that the weaker U.S. dollar increased net sales by $0.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Net sales increased by $23.9 million, or 20%, to $144.6 million for the nine months ended September 30, 2023, compared to $120.7 million for the nine months ended September 30, 2022. The increase was driven primarily by elevated hospital procedure volumes, higher average selling prices, additional sales representatives, and $2.6 million in sales related to our new porcine patch product line. Valvulotome sales increased $5.3 million, bovine graft sales increased $3.5 million, and bovine vascular patch sales increased $3.4 million. We estimate that the stronger U.S. dollar decreased net sales by $0.3 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Direct-to-hospital net sales were 96% of our total net sales for the nine months ended September 30, 2023 and 2022.

Net sales by geography. Net sales in the Americas increased $5.2 million, or 20%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was driven primarily by increased sales of valvulotomes of $1.3 million, porcine patches of $1.3 million, bovine grafts of $1.0 million, and bovine vascular patches of $0.5 million.

Net sales in the Americas increased $15.5 million, or 19%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was driven primarily by increased sales of valvulotomes of $4.4 million, bovine grafts of $3.5 million, porcine patches of $2.6 million, allograft preservation services of $1.6 million, and bovine vascular patches of $1.4 million.

EMEA net sales increased $2.4 million, or 24%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was driven primarily by increased sales of bovine vascular patches of $0.6 million, valvulotomes of $0.5 million, carotid shunts of $0.4 million, and bovine cardiac patches of $0.4 million.

EMEA net sales increased $7.0 million, or 23%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was driven primarily by increased sales of bovine vascular patches of $1.6 million, carotid shunts of $1.5 million, valvulotomes of $0.9 million, and bovine cardiac patches of $0.9 million.

Asia Pacific net sales increased $0.7 million, or 30%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was driven primarily by increased sales of over-the-wire embolectomy catheters of $0.2 million and occlusion catheters, bovine cardiac patches and bovine vascular patches of $0.1 million, respectively.

Asia Pacific net sales increased $1.4 million, or 19%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was driven primarily by increased sales of bovine vascular patches and occlusions catheters of $0.4 million, respectively, and over-the-wire embolectomy catheters and bovine cardiac patches of $0.2 million, respectively.

The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent					Percent
	2023	2022	Change	change	2023	2022	Change		change
	($ in thousands)				($ in thousands)
Gross profit	$30,815	$25,070	$5,745	23%	$93,784	$78,842	$14,942		19%

Gross margin	65.0%	64.2%	0.8%	*	64.9%	65.3%	(0.5%	)	*

*Not applicable

Gross Profit. Gross profit increased $5.7 million, or 23%, to $30.8 million for the three months ended September 30, 2023, and gross margin increased 80 basis points to 65% in the period. The increase in gross profit was driven primarily by increased sales, particularly from valvulotomes, porcine patches, bovine vascular patches and bovine grafts. The increase in gross margin was driven primarily by favorable product mix, including sales of comparatively higher margin valvulotomes, and manufacturing efficiencies, which were partially offset by increased scrap and excess and obsolescence charges.

Gross profit increased $14.9 million, or 19%, to $93.8 million for the nine months ended September 30, 2023, and gross margin decreased 50 basis points to 64.9% in the period. The increase in gross profit was driven primarily by increased sales, particularly from valvulotomes, bovine grafts and bovine vascular patches. The decrease in gross margin was driven primarily by increases in labor costs, unfavorable product mix, including sales of comparatively lower margin porcine patches and sales of our allograft preservation services, and increased scrap and excess and obsolescence charges.

Operating Expenses

The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2023	2022	$ Change	change	2023	2022	$ Change	change

Sales and marketing	$9,673	$8,229	$1,444	18%	$30,786	$24,321	$6,465	27%
General and administrative	7,738	7,229	509	7%	23,392	21,812	1,580	7%
Research and development	4,224	3,462	762	22%	12,615	9,740	2,875	30%
Restructuring	-	-	-	*	485	3,107	(2,622)	(84)%
Total	$21,635	$18,920	$2,715	14%	$67,278	$58,980	$8,298	14%

	Three months ended September 30,			Nine months ended September 30,
	2023	2022		2023	2022
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	21%	(1%)	21%	20%	1%
General and administrative	16%	19%	(3%)	16%	18%	(2%)
Research and development	9%	9%	0%	9%	8%	1%
Restructuring	0%	0%	0%	0%	3%	(3%)

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2023, sales and marketing expenses increased 18% to $9.7 million. The increase was driven primarily by higher sales rep headcount and higher sales commissions, which resulted in increased compensation and related expenses of $1.4 million. Travel, training and related expenses increased by $0.1 million. Sales rep headcount was 136 as of September 30, 2023, a 15% increase from September 30, 2022. As a percentage of net sales, sales and marketing expense decreased to 20% for the three months ended September 30, 2023, down from 21% in the prior period.

For the nine months ended September 30, 2023, sales and marketing expenses increased 27% to $30.8 million. The increase was driven primarily by higher sales rep headcount and higher sales commissions, which resulted in increased compensation and related expenses of $5.3 million. Travel, training and related expenses increased by $0.6 million. As a percentage of net sales, sales and marketing expense increased to 21% for the nine months ended September 30, 2023, up from 20% in the prior period.

General and administrative. For the three months ended September 30, 2023, general and administrative expenses increased 7% to $7.7 million. The increase was driven primarily by higher outside services and professional fees of $1.0 million, which were partially offset by lower compensation and related expenses of $0.2 million, facility fees of $0.1 million, and acquisition costs of $0.1 million. Lower acquisition costs were driven by gains related to the amendment of a contingent purchase obligation associated with our 2019 Anteris biologic patch acquisition. As a percentage of sales, general and administrative expense decreased to 16% for the three months ended September 30, 2023, down from 19% in the prior period.

For the nine months ended September 30, 2023, general and administrative expenses increased 7% to $23.4 million. The increase was driven primarily by higher compensation and related expenses of $1.1 million. Travel, training and related expenses increased by $0.2 million. As a percentage of sales, general and administrative expense decreased to 16% for the nine months ended September 30, 2023, down from 18% in the prior period.

Research and development. For the three months ended September 30, 2023, research and development expenses increased 22% to $4.2 million. The increase was driven by higher compensation and related expenses of $0.4 million. Outside services and testing increased by $0.3 million primarily due to higher consulting and third-party costs largely associated with European regulatory approvals. Our products are currently regulated in the European Union (EU) and the United Kingdom under the European Medical Devices Directive (MDD) and the EU Medical Device Regulation (MDR). In order to market our medical devices in the EU and the United Kingdom, we are required to obtain CE marks, which denote conformity to the essential requirements of the MDD or MDR. As a percentage of sales, research and development expense was unchanged at 9% for the three months ended September 30, 2023.

For the nine months ended September 30, 2023, research and development expense increased 30% to $12.6 million. The increase was driven by higher compensation and related expenses of $1.1 million. Outside services and testing increased by $1.5 million primarily due to higher consulting and third-party costs largely associated with European regulatory approvals. As a percentage of sales, research and development expense increased to 9% for the nine months ended September 30, 2023, up from 8% in the prior period.

Restructuring. For the nine months ended September 30, 2023, restructuring expenses were $0.5 million. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the nine months ended September 30, 2023 we recorded additional restructuring charges in conjunction with the St. Etienne, France factory closure of $0.5 million. The additional charges consisted primarily of employment termination, settlement, legal and other third-party costs. As a percentage of sales, restructuring expense was less than 1% for the nine months ended September 30, 2023. There was no restructuring charges for the three months ended September 30, 2023.

Income tax expense. We recorded a tax provision of $2.3 million on pre-tax income of $9.8 million for the three months ended September 30, 2023, compared to a $0.7 million tax provision on pre-tax income of $6.1 million for the three months ended September 30, 2022. We recorded a tax provision of $6.5 million on pre-tax income of $28.2 million for the nine months ended September 30, 2023, compared to a tax provision of $4.7 million on pre-tax income of $19.7 million for the nine months ended September 30, 2022. Our effective income tax rate was 23.6% and 23.1% for the three- and nine-month periods ended September 30, 2023. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.9%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 11.3% and 23.8% for the three- and nine-month periods ended September 30, 2022. Our 2022 provision was based on the estimated annual effective tax rate of 25.1%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three-and nine-month periods ended September 30, 2022 varied from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of September 30, 2023, we have provided a valuation allowance of $1.6 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

Liquidity and Capital Resources

As of September 30, 2023, our cash and cash equivalents were $18.1 million as compared to $19.1 million as of December 31, 2022. We had $79.0 million in short-term marketable securities as of September 30, 2023 and $63.6 million as of December 31, 2022. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S. dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of September 30, 2023 our short-term marketable securities reflected an unrealized loss of $2.0 million as a result of increasing market interest rates.

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

We recognized operating income of $26.5 million for the nine months ended September 30, 2023. For the year ended December 31, 2022, we had operating income of $26.8 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.140	$3,099
May 17, 2023	June 1, 2023	$0.140	$3,116
August 17, 2023	August 31, 2023	$0.140	$3,117

Fiscal Year 2022
March 8, 2022	March 24, 2022	$0.125	$2,743
May 17, 2022	June 2, 2022	$0.125	$2,745
August 25, 2022	September 8, 2022	$0.125	$2,750
November 17, 2022	December 1, 2022	$0.125	$2,750

On October 24, 2023, our Board of Directors approved a quarterly cash dividend on our common stock of $0.14 per share payable on November 30, 2023, to stockholders of record at the close of business on November 16, 2023.

Cash Flows

	Nine months ended September 30,
	(in thousands)
	2023	2022	Net Change
Cash and cash equivalents	$18,051	$16,913	$1,138

Cash flows provided by (used in):
Operating activities	$26,005	$21,301	$4,704
Investing activities	(22,454)	(9,969)	(12,485)
Financing activities	(4,445)	(7,112)	2,667

Net cash provided by operating activities. Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2023, consisting of $21.6 million in net income, adjustments for non-cash or non-operating items of $12.9 million (including primarily depreciation and amortization of $7.1 million, stock-based compensation of $3.9 million, provisions for inventory write-offs and doubtful accounts of $1.5 million and loss on divestiture of $0.5 million), and also a net use of working capital of $8.6 million. The net cash used for working capital was driven by an increase in accounts receivable of $2.1 million, an increase in inventory and other deferred costs of $7.6 million, and an increase in prepaid expenses and other assets of $1.2 million. These cash uses were offset by an increase in accounts payable and other liabilities of $2.3 million.

Net cash provided by operating activities was $21.3 million for the nine months ended September 30, 2022, consisting of $15.0 million in net income, adjustments for non-cash or non-operating items of $14.2 million (including primarily depreciation and amortization of $7.1 million, stock-based compensation of $3.5 million, provisions for inventory write-offs and doubtful accounts of $2.3 million, and loss on divestiture of $1.4 million), and also a net use of working capital of $7.9 million. The net cash used for working capital was driven by an increase in inventory and other deferred costs of $5.0 million, an increase in accounts receivable of $1.7 million, and an increase in prepaid expenses and other assets of $1.3 million. These cash uses were offset by an increase in accounts payable and other liabilities of $0.2 million.

Net cash used in investing activities. Net cash used in investing activities was $22.5 million for the nine months ended September 30, 2023, consisting of purchases of marketable securities of $15.6 million, expenditures on equipment and technology of $6.0 million, and acquisition related payments of $0.9 million.

Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2022, consisting of purchases of marketable securities of $8.0 million and expenditures on equipment and technology of $2.0 million.

Net cash used in financing activities. Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2023, consisting primarily of a dividend payment of $9.3 million. This use of cash was partly offset by proceeds from stock option exercises of $4.9 million, net of shares repurchased used to pay employee payroll taxes.

Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2022, consisting primarily of a dividend payment of $8.2 million and deferred payments for acquisitions of $0.4 million. This use of cash was partly offset by proceeds from stock option exercises of $1.5 million, net of shares repurchased to cover employee payroll taxes.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2023. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 7, 2023 that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

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

Our competitors may be companies which are larger than us and have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain competitors are able to manufacture at lower costs and may offer comparable products at lower prices. Certain competitors may also have greater experience in developing and improving products, obtaining regulatory approvals, and manufacturing and marketing products. Certain competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us. Further, if the trend towards endovascular procedures versus open vascular procedures continues or accelerates, our competitors may be better positioned to take advantage of that trend, since our main product lines are used primarily in open vascular procedures. New product developments that could compete with us more effectively are likely because the vascular disease market is characterized by extensive research efforts and technological progress. Competitors may develop technologies and products that are safer, more effective, easier to use, less expensive, or more readily accepted than ours. Their products could make our technology and products obsolete or noncompetitive. Our competitors may also be able to achieve more efficient manufacturing and distribution operations than we can. In addition, many of our products face competition from alternative procedures that utilize different kinds of medical devices than we currently sell. Increased competition could also result in price reductions and loss of market share, any of which could result in lower revenues and reduced gross profits.

Other companies that may not be deemed competitors in the peripheral vascular device space in which we operate may develop technologies, products or services that may adversely impact the use of our products and services. For example, certain therapeutic treatments, such as drugs used to treat diabetes or help with weight loss, may enhance patient health and lower the occurrence and severity of the vascular diseases that certain of our products and services are intended to treat. If we do not introduce new products, services and enhancements in a timely manner, there may be a decrease in the use of certain of our products and services by vascular surgeons, in which case our revenues and operating results would suffer.

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

There can be no assurance that we will be able to obtain or maintain MDR CE marks for our existing products, and obtaining CE marks may involve a significant amount of time and expense, stringent clinical and preclinical testing, or modification of our products and could result in limitations being placed on the use of our products in order to obtain approval. These types of more stringent restrictions on our products as they transition to MDR could impact sales of our products and/or their gross margins could be adversely impacted. For example, under the MDR CE mark issued in January 2023 for our Pruitt F3 Carotid Shunt, we were unable to secure the new CE marking for the polyurethane balloon models (F3-S). While the MDD CE mark remains valid for the F3-S, we will be required to incur more expenses to gain MDR CE marking for those models. The F3-S models accounted for approximately $53,000 of annual sales in Europe and the U.K. in 2022. Additionally, significant changes to our devices may trigger a requirement to file or obtain an MDR CE mark earlier than expected, which could result in supply chain delays.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
July 1, 2023 through July 31, 2023	-	$-	N/A	N/A
August 1, 2023 through August 31, 2023	87	$55.82	N/A	N/A
September 1, 2023 through September 30, 2023	-	$-	N/A	N/A
Total	87	$55.82	N/A	N/A

(1) For the three months ended September 30, 2023, we repurchased 87 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	001-33092
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/5/12	001-33092
10.1	First Amendment of Lease dated October 18, 2023 between NWP RETAIL 18 LLC and the Registrant				X
10.2	Second Amendment of Lease dated October 18, 2023 between NWP BUILDING 3 LLC and the Registrant				X
10.3	Sixth Amendment of Lease dated October 18, 2023 between NWP BUILDING 4 LLC and the Registrant				X
10.4	Eighth Amendment of Lease dated October 18, 2023 between NWP BUILDING 5 LLC and the Registrant				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director