Form 10-Q
period 2024-03-31
LEMAITRE VASCULAR INC
filed 2024-05-10
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 22,446,109 shares of common stock, $.01 par value per share, outstanding as of May 7, 2024.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2024	2023
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$26,595	$24,269
Short-term marketable securities	81,693	80,805
Accounts receivable, net of allowances of $1,285 at March 31, 2024 and $941 at December 31, 2023	30,236	25,064
Inventory and other deferred costs	60,575	58,080
Prepaid expenses and other current assets	3,863	6,380
Total current assets	202,962	194,598

Property and equipment, net	22,174	21,754
Right-of-use leased assets	17,795	18,027
Goodwill	65,945	65,945
Other intangibles, net	40,239	41,711
Deferred tax assets	828	1,003
Other assets	4,014	3,740
Total assets	$353,957	$346,778
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,089	$3,734
Accrued expenses	21,118	23,650
Acquisition-related obligations	75	24
Lease liabilities - short-term	2,528	2,471
Total current liabilities	26,810	29,879

Lease liabilities - long-term	16,354	16,624
Deferred tax liabilities	114	107
Other long-term liabilities	2,176	2,268
Total liabilities	45,454	48,878

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,036,300 shares at March 31, 2024, and 23,911,760 shares at December 31, 2023	240	239
Additional paid-in capital	206,350	200,755
Retained earnings	121,728	115,430
Accumulated other comprehensive loss	(5,558)	(4,625)
Treasury stock, at cost; 1,590,362 shares at March 31, 2024 and 1,584,512 shares at December 31, 2023	(14,257)	(13,899)
Total stockholders’ equity	308,503	297,900
Total liabilities and stockholders’ equity	$353,957	$346,778

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2024	2023
	(in thousands, except per share data)

Net sales	$53,478	$47,075
Cost of sales	16,813	16,192

Gross profit	36,665	30,883

Sales and marketing	11,686	10,897
General and administrative	9,013	7,932
Research and development	4,092	3,875
Restructuring	-	305

Total operating expenses	24,791	23,009

Income from operations	11,874	7,874

Other income (expense):
Interest income	1,001	568
Foreign currency loss	(78)	(425)

Income before income taxes	12,797	8,017
Provision for income taxes	2,910	1,977

Net income	$9,887	$6,040

Earnings per share of common stock:
Basic	$0.44	$0.27
Diluted	$0.44	$0.27

Weighted-average shares outstanding:
Basic	22,365	22,111
Diluted	22,570	22,274

Cash dividends declared per common share	$0.160	$0.140

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2024	2023
	(in thousands)
Net income	$9,887	$6,040
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(831)	252
Unrealized (loss) gain on short-term marketable securities	(102)	207
Total other comprehensive income (loss)	(933)	459

Comprehensive income	$8,954	$6,499

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

Net income				6,040				6,040
Other comprehensive income (loss)					459			459
Issuance of common stock for stock options exercised	50,424	1	1,445					1,446
Vested restricted stock units	8,773	-						-
Repurchase of common stock for net settlement of equity awards						3,602	(172)	(172)
Stock-based compensation expense			1,290					1,290
Common stock dividend paid				(3,099)				(3,099)
Balance at March 31, 2023	23,714,913	$238	$192,003	$100,714	$(5,572)	1,572,197	$(13,218)	$274,165

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900

Net income				9,887				9,887
Other comprehensive income (loss)					(933)			(933)
Issuance of common stock for stock options exercised	107,930	1	3,985					3,986
Vested restricted stock units	9,547	-						-
Vested performance-based restricted stock units	7,063	-						-
Repurchase of common stock for net settlement of equity awards						5,850	(358)	(358)
Stock-based compensation expense			1,610					1,610
Common stock cash dividend paid				(3,589)				(3,589)
Balance at March 31, 2024	24,036,300	$240	$206,350	$121,728	$(5,558)	1,590,362	$(14,257)	$308,503

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2024	2023
	(in thousands)
Operating activities
Net income	$9,887	$6,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,382	2,351
Stock-based compensation	1,610	1,290
Provision for inventory write-downs	716	334
Provision for credit losses	362	(7)
Fair value adjustment to contingent consideration obligations	23	25
Loss on divestitures	-	305
Foreign currency effect on net income	(45)	54
Changes in operating assets and liabilities:
Accounts receivable	(5,750)	(3,242)
Inventory and other deferred costs	(3,537)	(3,755)
Prepaid expenses and other assets	2,216	1,224
Accounts payable and other liabilities	(2,793)	(2,340)
Net cash provided by operating activities	5,071	2,279
Investing activities
Purchases of property and equipment	(1,370)	(2,130)
Purchases of short-term marketable securities	(991)	(564)
Payments related to acquisitions	-	(270)
Net cash used in investing activities	(2,361)	(2,964)
Financing activities
Proceeds from stock option exercises	3,986	1,446
Purchase of treasury stock for net settlement of equity awards	(358)	(172)
Common stock cash dividend paid	(3,589)	(3,099)
Net cash provided by (used in) financing activities	39	(1,825)

Effect of exchange rate changes on cash and cash equivalents	(423)	53
Net increase (decrease) in cash and cash equivalents	2,326	(2,457)
Cash and cash equivalents at beginning of period	24,269	19,134
Cash and cash equivalents at end of period	$26,595	$16,677

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2024

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular grafts, and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; Kensington, Australia; Tokyo, Japan; Shanghai, China; Singapore; Seoul, Korea; and Bangkok, Thailand.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of May 10, 2024, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations

Step 5: Recognize revenue when or as the entity satisfies a performance obligation

Revenue is recognized when the Company satisfies a performance obligation by transferring the promised good or service to a customer (which is when the customer obtains control of that good or service). In instances in which shipping and handling activities are performed after a customer takes control of the goods (such as when title passes upon shipment from our dock), we have made the policy election allowed under Topic 606 to account for these activities as fulfillment costs and not as performance obligations.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
	(in thousands)

Americas	$35,245	$32,126
Europe, Middle East and Africa	14,395	12,277
Asia Pacific	3,838	2,672
Total	$53,478	$47,075

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

There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

We recognize, measure, present and disclose in our financial statements any uncertain tax positions that we have taken, or expect to take, on a tax return. We operate in multiple taxing jurisdictions, both inside and outside the United States (U.S.), and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2024 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2023 income tax expense varied from the statutory rate mainly due to permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2024, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $525,000. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Three months ended March 31, 2024
(in thousands)
Unrecognized tax benefits as of December 31, 2023	$587
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(22)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	(40)
Unrecognized tax benefits as of March 31, 2024	$525

As of March 31, 2024, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2020 and forward
Foreign	2015 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$20,813	$18,333
Work-in-process	2,532	2,869
Finished products	31,148	31,131
Other deferred costs	6,082	5,747

Total inventory and other deferred costs	$60,575	$58,080

We had inventory on consignment at customer sites of $2.2 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively.

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

4. Divestitures

On April 26, 2022, we committed to a plan to close our St. Etienne, France factory, which supported our LeMaitre Cardial SAS (Cardial) business, to streamline manufacturing operations and reduce expenses. The Cardial business consisted of the manufacture of polyester vascular grafts, valvulotomes, surgical glue and selected OEM devices. We acquired the Cardial business in 2018.

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

For the three months ended March 31, 2023, we recorded additional restructuring charges of $0.3 million in conjunction with the St. Etienne, France factory closure. The additional charges consisted primarily of employment termination, settlement, legal and other third-party costs.

5. Goodwill and Other Intangible Assets

There was no change to goodwill during the three months ended March 31, 2024. Other intangible assets consist of the following:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$16,714	$12,835	$29,549	$16,048	$13,501
Trademarks, tradenames and licenses	3,767	1,997	1,770	3,767	1,909	1,858
Customer relationships	37,171	11,725	25,446	37,171	11,064	26,107
Other intangible assets	1,643	1,455	188	1,643	1,398	245

Total identifiable intangible assets	$72,130	$31,891	$40,239	$72,130	$30,419	$41,711

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2024, is 9.3 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)

Amortization expense	$1,472	$1,559

Estimated amortization expense for the remainder of 2024 and for each of the next five fiscal years is as follows:

	Year ended December 31,
	2024	2025	2026	2027	2028	2029
	(in thousands)

Amortization expense	$4,385	$5,601	$5,119	$4,842	$4,456	$4,423

6. Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. As of March 31, 2024, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	96,476	December 2034
North Brunswick, NJ (1)	Artegraft biologic business	16,732	October 2029
Burlington, MA (1)	US distribution	12,878	December 2030
Fox River Grove, IL (3)	RestoreFlow allografts business	11,765	November 2025
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026
Chandler, Arizona	US sales office	2,058	August 2025

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan, Italy	Italy sales office and distribution	5,705	July 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Maisons-Alfort, France	France sales office	3,492	February 2030
Madrid, Spain	Spain sales office	2,260	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	4,236	July 2025
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Singapore	Asia Pacific headquarters and distribution	1,270	June 2026
Shanghai, China	China sales office and distribution	1,152	August 2024
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

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

None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases as of March 31, 2024. We elected the package of practical expedients that allow us to omit leases with initial terms of 12 months or less from our balance sheet, which are expensed on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to our leases is as follows:

	Three Months Ended
	March 31,
	2024	2023
Lease cost
Operating lease cost	740	580
Short-term lease cost	29	162
Total lease cost	$769	$742

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,022	$737

Right-of-use assets obtained in exchange for new operating lease liabilities	$509	$472

Weighted average remaining lease term in years - operating leases	7.5	7.2

Weighted average discount rate - operating leases	6.60%	4.95%

As of March 31, 2024, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2024	$2,758
Year ending December 31,
2025	3,488
2026	2,806
2027	2,567
2028	2,535
2029	2,481
Thereafter	8,495
Adjustment to net present value as of March 31, 2024	(6,248)

Minimum noncancelable lease liability	$18,882

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Compensation and related taxes	$7,770	$13,353
Accrued purchases	7,478	5,152
Accrued expenses	4,503	4,251
Income and other taxes	708	390
Professional fees	83	104
Other	576	400

Total	$21,118	$23,650

Other long-term liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Aquisition-related liabilities	$1,354	$1,406
Income taxes	594	637
Other	228	225

Total	$2,176	$2,268

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

Most of our revenues are generated in the U.S., Canada, Germany, the United Kingdom (UK) and other European countries. Substantially all our assets are located in the U.S. and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended
	March 31,
	2024	2023
	(in thousands)
United States	$31,125	$29,015
Canada	3,612	2,762
Germany	3,518	3,346
United Kingdom	2,528	1,963
Other countries	12,695	9,989

Net Sales	$53,478	$47,075

9. Share-based Compensation

Our Third Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance-based restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense included in the consolidated statements of operations are as follows:

	Three months ended
	March 31,
	2024	2023
	(in thousands)
Stock option awards	$741	$662
Restricted stock units	561	477
Performance-based restricted stock units	308	151

Total share-based compensation	$1,610	$1,290

Stock-based compensation is included in our consolidated statements of operations as follows:

	Three months ended
	March 31,
	2024	2023
	(in thousands)
Cost of sales	$211	$170
Sales and marketing	271	214
General and administrative	965	777
Research and development	163	129

Total stock-based compensation	$1,610	$1,290

We did not grant any options during the three months ended March 31, 2024 or 2023. During the three months ended March 31, 2024, and 2023, we awarded restricted stock units of 222 and 200, respectively. We did not award any performance-based restricted stock units during the three months ended March 31, 2024 or 2023. We issued approximately 125,000 and 59,000 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units or performance-based restricted stock units during the three months ended March 31, 2024 and 2023, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share is as follows:

	Three months ended
	March 31,
	2024	2023
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$9,887	$6,040

Weighted average shares outstanding	22,365	22,111

Basic earnings per share	$0.44	$0.27

Diluted:
Net income available for common stockholders	$9,887	$6,040

Weighted-average shares outstanding	22,365	22,111
Common stock equivalents, if dilutive	205	163
Shares used in computing diluted earnings per common share	22,570	22,274

Diluted earnings per share	$0.44	$0.27

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	175	320

11. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On April 30, 2024, our Board of Directors approved a quarterly cash dividend on our common stock of $0.16 per share payable on May 30, 2024, to stockholders of record at the close of business on May 16, 2024.

12. Supplemental Cash Flow Information

	For the three months ended
	March 31,
	2024	2023
	(in thousands)
Cash paid for income taxes, net	$1,396	$271

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

Level 1 assets being measured at fair value on a recurring basis as of March 31, 2024, included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of March 31, 2024.

Several of our acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 we recorded a contingent liability associated with our acquisition of the bovine carotid graft business from Artegraft. The agreement required us to make potential additional payments to Artegraft of up to $17.5 million depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition through December 31, 2023. We recorded this liability at a fair value of $0.4 million in 2020 to reflect management’s estimate of the likelihood of achieving these targets at the time of the Closing, as well as the time value of money until payment. This amount was remeasured each quarter during the earn-out period, with any adjustments recorded in income from operations. As of December 31, 2023, there were no unit sales milestones achieved during the earn-out period and therefore we reduced the remaining liability to zero.

During 2019, we recorded contingent liabilities associated with our acquisition of the Anteris biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to us; $2.0 million (CE Mark Contingency) contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products; $0.5 million contingent upon Anteris’ success in extending the shelf life of the acquired products as specified in the agreement; and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each quarter until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Anteris’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12 and 24 month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the CE Mark Contingency amount may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021 we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment. Additionally, during the quarter ended December 31, 2022, we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations.

In September 2023 the agreement was amended in order to (i) place a cap on the total amount of costs incurred by LeMaitre in achieving the CE marks under MDR regulations that could be used as a deduction toward the $2.0 million holdback, and (ii) require a prorata payment to Anteris of the CE Mark Contingency, less costs described above, by January 2025 if the CE marks are not obtained by that date. During the quarter ended September 30, 2023, we recorded a reduction to the liability of $0.1 million, with the offset recorded in income from operations.

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Three months ended
	March 31,
	2024	2023
	(in thousands)
Beginning balance	$1,224	$1,339
Additions	-	-
Payments	-	-
Change in fair value included in earnings	23	20

Ending balance	$1,247	$1,359

14. Accumulated Other Comprehensive Income (Loss)

Changes to our accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Three months ended
	March 31,
	2024	2023
	(in thousands)
Beginning balance	$(4,625)	$(6,031)

Other comprehensive (loss) income before reclassifications	(933)	459

Ending balance	$(5,558)	$(5,572)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, particularly risks related to the regulatory environment, our common stock, fluctuations in our quarterly and annual results, our ability to successfully integrate acquisitions into our business, and risks related to our business and industry generally, such as risks inherent in the process of developing and commercializing products and services that are safe and effective for use in the peripheral vascular disease market. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. No forward-looking statement can be guaranteed and actual results may vary materially from those projected in the forward-looking statements. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements. These risks and uncertainties include, but are not limited to: the risk of companies that develop products or services that may impact the use of our products such as drugs to treat diabetes or weight loss; the risks from competition from other companies; the status of our global regulatory approvals and compliance with regulatory requirements to market and sell our products both in the U.S. and outside of the U.S.; risks related to product demand and market acceptance of the Company’s products and pricing; risks from implementing a new enterprise resource planning system; the risk of significant fluctuations in our quarterly and annual results due to numerous factors; the risk that we may not be able to maintain our recent levels of profitability; our reliance on sole source suppliers; disruptions or breaches of information technology systems; the risk that the Company may not realize the anticipated benefits of its strategic activities; the risk that assumptions about the market for the Company’s products and the productivity of the Company’s direct sales force and distributors may not be correct; the acceleration or deceleration of product growth rates; the risk that a recall of our products could result in significant costs or negative publicity; the risk that the Company is not successful in transitioning to a direct-selling model in new territories.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Further information on potential risk factors that could affect our business and financial results is detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our other SEC filings, including our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless the context indicates otherwise, references to “LeMaitre Vascular,” “we,” “LeMaitre,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, DuraSure, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, OmniFlow, PhasTipp, ProCol, Pruitt, Pruitt F3, RestoreFlow, TufTex, VascuCel, VascuTape, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and Chevalier, DuraSure, Flexcel, Omniflow, PeriVu and Syntel are trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and to a lesser extent cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the U.S., Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $800 million. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q1 2024, biologics represented 51% of our worldwide sales. We view our biologic device offerings favorably, as we believe they represent differentiated and, in some cases, growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in North America, Europe, the UK, and Asia Pacific, including replacing distributors with our direct sales personnel;

•	increasing the average selling prices for our devices;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations;

•	acquiring complementary products, and the transition of distributor sales to LeMaitre;

•	updating existing products and introducing new products through research and development; and

•	consolidating product manufacturing at our Burlington, Massachusetts facilities.

We sell our products and services primarily through a direct sales force. As of March 31, 2024, our sales force was comprised of 137 sales representatives in North America, Europe, the UK, and Asia Pacific, including four export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; and Maisons-Alfort, France. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments. In the valvulotome market, for example, our differentiated devices have historically allowed us to increase our selling prices while maintaining unit share. In contrast, we have experienced less success in competitive markets such as the polyester vascular graft market, where we face competition from larger companies with greater resources and lower per unit costs.

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer comparatively lower average selling prices than in North America. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

We obtain regulatory approvals for our devices and services in new segments and geographies in order to further access the broader peripheral device market and selected other markets. While much of our regulatory effort is focused on maintaining regulatory approvals in various geographies, we will continue to obtain new product approvals in new geographies in order to extend our geographic reach and increase sales. Recent approvals include the approval to sell the XenoSure patch for carotid indication in Japan in May 2023, and the approval to sell the Pruitt Irrigation Occlusion Catheter in China in October 2023.

Our strategy for growing our business includes the acquisition of complementary product lines and companies, which can be difficult to identify, negotiate and purchase. There can be no assurance that we will be able to do so in the future.

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

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with our distributors to transition their sales of our medical devices into our direct sales organization:

•

In May 2022, we entered into a distribution transition agreement with our Korean distributor to sell products directly in Korea and dissolve the existing distribution arrangement. We have been selling direct-to-hospital in Korea since December 2022. The distribution termination fees totaled approximately $0.5 million.

•

In March 2023, we entered into a distribution transition agreement with our Thailand distributor to sell products directly in Thailand and dissolve the existing distribution arrangement. We have been selling direct-to-hospital in Thailand since August 2023. The distribution termination fees totaled approximately $0.7 million.

We also benefit, to a lesser extent, from internal product development efforts to bring differentiated technologies and next-generation products and services to market:

•	In 2020, we launched RestoreFlow cardiac allografts for use in cardiac repair and restoration.

•	In March 2022, we received U.S. FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg. The device was launched in the US in April 2024.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations and manufacturing transfers will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In October 2018, we acquired the Cardial business from Becton Dickinson. Cardial manufactured polyester vascular grafts, valvulotomes and surgical glue at its St. Etienne, France facility. In June 2022, we closed the St. Etienne factory to streamline manufacturing operations and to reduce expenses. We are transitioning Cardial graft sales to our Burlington-manufactured AlboGraft product for additional cost savings and improved margins. We also transferred chevalier valvulotome production to Burlington.

•

In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Anteris. In July 2020, we initiated a project to transfer production to our Burlington facilities. The transfer to Burlington was substantially completed in 2023. In June 2023, the MDR CE mark application to market these Burlington produced devices was submitted, and we anticipate this application process to take 18-30 months. We will begin distributing these patches in the US in Q2 2024.

Finally, from time to time we enter into distribution agreements of complementary product lines with the option to acquire the product line in the future.

•

In April 2023, we entered into an agreement with Elutia Inc. to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we can distribute the products for three years with an option to acquire Elutia Inc’s worldwide cardiovascular porcine patch business during the second and third year of the agreement. Sales through LeMaitre Vascular for the nine months ended December 31, 2023, were $4.1 million. Sales through LeMaitre Vascular for the three months ended March 31, 2024, were $1.3 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new enterprise resource planning system (ERP) to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations and real time reporting. We have been preparing for this transition since 2022 and have hired an experienced consulting team to assist in this transition, and we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in the first quarter of 2024. We expect to implement this new system in Europe in 2025. As of March 31, 2024, we have capitalized approximately $4.0 million of costs associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2024, approximately 42% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the three months ended March 31, 2024, we estimate that the effects of changes in foreign exchange rates increased our reported sales by less than $0.1 million, as compared to rates in effect for the three months ended March 31, 2023.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products and services, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics throughout the world. In countries where we do not have a direct sales force, sales are primarily to distributors, who in turn sell to hospitals and clinics. In certain cases, our products are held on consignment at a hospital or clinic prior to purchase; in those instances, we recognize revenue at the time the product is used in surgery rather than at shipment.

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

Results of Operations

Comparison of the three-month period ended March 31, 2024 to the three-month period ended March 31, 2023:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2024	2023	change
	(in thousands)
Net sales	$53,478	$47,075	14%

Net sales by geography:
Americas	$35,245	$32,126	10%
Europe, Middle East and Africa	14,395	12,277	17%
Asia Pacific	3,838	2,672	44%
Total	$53,478	$47,075	14%

Net sales. Net sales increased by $6.4 million, or 14%, to $53.5 million for the three months ended March 31, 2024, compared to $47.1 million for the three months ended March 31, 2023. The increase was driven primarily by higher average selling prices, elevated hospital procedure volumes, additional sales representatives, and $1.3 million in distribution sales related to the porcine patch product line. Allograft preservation services increased $1.3 million, carotid shunt sales increased $1.1 million and bovine vascular patch sales increased $1.0 million. We estimate that the weaker U.S. dollar increased net sales by less than $0.1 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Direct-to-hospital net sales were 95% and 97% of our total net sales for the three months ended March 31, 2024 and 2023, respectively.

Net sales by geography. Net sales in the Americas increased $3.1 million, or 10%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was driven primarily by increased sales of porcine patches of $1.3 million, allograft preservation services of $1.2 million, and bovine vascular patches of $0.4 million.

EMEA net sales increased $2.1 million, or 17%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was driven primarily by increased sales of carotid shunts of $0.9 million, bovine vascular patches of $0.5 million, embolectomy catheters of $0.1 million, and ePTFE vascular grafts of $0.1 million.

Asia Pacific net sales increased $1.2 million, or 44%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was driven primarily by increased sales of over-the-wire embolectomy catheters of $0.3 million, ePTFE vascular grafts of $0.2 million, occlusion catheters of $0.2 million, and embolectomy catheters, carotid shunts and bovine vascular patches of $0.1 million, respectively.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)				Percent
	2024	2023	Change	change
	(in thousands)
Gross profit	$36,665	$30,883	$5,782	19%

Gross margin	68.6%	65.6%	3.0%	*

*Not applicable

Gross profit increased $5.8 million, or 19%, to $36.7 million for the three months ended March 31, 2024, and gross margin increased 300 basis points to 68.6% in the period. The increase in gross profit was driven primarily by increased sales, particularly from allograft preservation services, porcine patches and carotid shunts. The increase in gross margin was driven primarily by greater manufacturing efficiencies as our direct labor manufacturing team became more efficient, which was partially offset by increased excess and obsolescence charges and unfavorable product mix, including higher sales of comparatively lower margin allograft preservation services and porcine patches.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2024	2023	$ Change	change

Sales and marketing	$11,686	$10,897	$789	7%
General and administrative	9,013	7,932	1,081	14%
Research and development	4,092	3,875	217	6%
Restructuring	-	305	(305)	*
Total	$24,791	$23,009	$1,782	8%

	Three months ended March 31,
	2024	2023
	% of Net Sales	% of Net Sales	Change

Sales and marketing	22%	23%	(1%	)
General and administrative	17%	17%	0%
Research and development	8%	8%	0%
Restructuring	0%	1%	(1%	)
* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended March 31, 2024, sales and marketing expenses increased 7% to $11.7 million. The increase was driven primarily by higher sales representative headcount, which resulted in increased compensation and related expenses of $0.3 million. Additionally, travel, training and sales meetings increased by $0.7 million. The increase was partially offset by lower outside services and general supplies of $0.2 million. Sales rep headcount was 137 as of March 31, 2024, a 7% increase from March 31, 2023. As a percentage of sales, sales and marketing expense decreased to 22% for the three months ended March 31, 2024, down from 23% in the prior period.

General and administrative. For the three months ended March 31, 2024, general and administrative expenses increased 14% to $9.0 million. The increase was driven primarily by higher outside services and professional fees of $0.8 million. Additionally, compensation and related expenses increased $0.2 million due to an increase in personnel. As a percentage of sales, general and administrative expense remained consistent at 17% for the three months ended March 31, 2024.

Research and development. For the three months ended March 31, 2024, research and development expenses increased 6% to $4.1 million. The increase was driven by higher compensation and related expenses of $0.2 million. As a percentage of sales, research and development expense remained consistent at 8% for the three months ended March 31, 2024.

Restructuring. For the three months ended March 31, 2024, there were no restructuring expenses. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the three months ended March 31, 2023, we recorded additional restructuring charges in conjunction with the St. Etienne, France factory closure of $0.3 million. The additional charges consisted primarily of employment termination, settlement, legal and other third-party costs.

Income tax expense. We recorded a tax provision of $2.9 million on pre-tax income of $12.8 million for the three months ended March 31, 2024, compared to a $2.0 million tax provision on pre-tax income of $8.0 million for the three months ended March 31, 2023. Our effective income tax rate was 22.7% for the three-month period ended March 31, 2024. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.9%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 24.5% for the three-month period ended March 31, 2023. Our 2023 provision was based on the estimated annual effective tax rate of 25.5%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three-month period ended March 31, 2023, varied from the statutory rate mainly due to permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of March 31, 2024, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents were $26.6 million as compared to $24.3 million as of December 31, 2023. We had $81.7 million in short-term marketable securities as of March 31, 2024, and $80.8 million as of December 31, 2023. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase, and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S. dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of March 31, 2024, our short-term marketable securities reflected an unrealized loss of $1.3 million as a result of increasing market interest rates.

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

We recognized operating income of $11.9 million for the three months ended March 31, 2024, compared to $7.9 million for the three months ended March 31, 2023. For the year ended December 31, 2023, we had operating income of $36.7 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	costs associated with our initiatives to sell direct-to-hospital in new countries;

•	costs of obtaining and maintaining U.S. FDA and other regulatory clearances;

•	costs associated with obtaining European MDR CE mark approvals;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions; and

•	potential future share repurchases.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On April 30, 2024, our Board of Directors approved a quarterly cash dividend on our common stock of $0.16 per share payable on May 30, 2024, to stockholders of record at the close of business on May 16, 2024.

Cash Flows

	Three months ended March 31,
	(in thousands)
	2024	2023	Net Change
Cash and cash equivalents	$26,595	$16,677	$9,918

Cash flows provided by (used in):
Operating activities	$5,071	$2,279	$2,792
Investing activities	(2,361)	(2,964)	603
Financing activities	39	(1,825)	1,864

Net cash provided by operating activities. Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2024, consisting of $9.9 million in net income, adjustments for non-cash or non-operating items of $5.0 million (including primarily depreciation and amortization of $2.4 million, stock-based compensation of $1.6 million and provisions for inventory write-offs and credit losses of $1.1 million), and a net use of working capital of $9.9 million. The net cash used for working capital was driven by an increase in accounts receivable of $5.8 million, an increase in inventory and other deferred costs of $3.5 million, and payments of accounts payable and other liabilities of $2.8 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $2.2 million.

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2023, consisting of $6.0 million in net income, adjustments for non-cash or non-operating items of $4.4 million (including primarily depreciation and amortization of $2.4 million, stock-based compensation of $1.3 million, provisions for inventory write-offs and credit losses of $0.3 million, loss on divestiture of $0.3 million), and also a net use of working capital of $8.1 million. The net cash used for working capital was driven by an increase in accounts receivable of $3.2 million, an increase in inventory and other deferred costs of $3.8 million, and payments of accounts payable and other liabilities of $2.3 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $1.2 million.

Net cash used in investing activities. Net cash used in investing activities was $2.4 million for the three months ended March 31, 2024, consisting of expenditures on property and equipment of $1.4 million and purchases of marketable securities of $1.0 million.

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2023, consisting of expenditures on property and equipment of $2.1 million, purchases of marketable securities of $0.6 million, and acquisition related payments of $0.3 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2024, consisting primarily of proceeds from stock option exercises of $3.6 million, net of shares repurchased used to pay employee payroll taxes. This proceed of cash was offset by a dividend payment of $3.6 million.

Net cash used in financing activities was $1.8 million for the three months ended March 31, 2023, consisting primarily of a dividend payment of $3.1 million. This use of cash was partly offset by proceeds from stock option exercises of $1.3 million, net of shares repurchased used to pay employee payroll taxes.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our critical accounting policies during the three months ended March 31, 2024. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may impact our financial statements upon adoption in future periods can be found in Note 1 to our financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These market risks include changes in currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, if considered appropriate, we may enter into derivative financial instruments such as forward currency exchange contracts, although we have not done so in 2024 or in recent years. There have been no material changes in our quantitative and qualitative market risks since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on an evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

Changes in Internal Control

As previously disclosed, in February 2024 we began implementing a new ERP system. The ERP implementation requires the integration of new ERP software with multiple new and existing data flows and business processes. The new ERP is designed to accurately maintain our books and records and provide information to our management team which is important to the operations of the business. As the phased implementation of the new ERP system progresses, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of May 10, 2024, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. However, we cannot provide any assurance that any risk factor will not materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
January 1, 2024 through January 31, 2024	3,583	$55.91	N/A	N/A
February 1, 2024 through February 29, 2024	2,179	$69.67	N/A	N/A
March 1, 2024 through March 31, 2023	88	$67.24	N/A	N/A
Total	5,850	$61.21	N/A	N/A

(1) For the three months ended March 31, 2024, we repurchased 5,850 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2024.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director