Form 10-Q
period 2024-06-30
LEMAITRE VASCULAR INC
filed 2024-08-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 22,468,843 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2024	2023
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$22,268	$24,269
Short-term marketable securities	90,831	80,805
Accounts receivable, net of allowances of $1,286 at June 30, 2024 and $941 at December 31, 2023	30,822	25,064
Inventory and other deferred costs	63,673	58,080
Prepaid expenses and other current assets	5,217	6,380
Total current assets	212,811	194,598

Property and equipment, net	23,117	21,754
Right-of-use leased assets	17,294	18,027
Goodwill	65,945	65,945
Other intangibles, net	38,767	41,711
Deferred tax assets	1,028	1,003
Other assets	4,117	3,740
Total assets	$363,079	$346,778

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,995	$3,734
Accrued expenses	20,785	23,650
Acquisition-related obligations	75	24
Lease liabilities - short-term	2,591	2,471
Total current liabilities	25,446	29,879

Lease liabilities - long-term	15,818	16,624
Deferred tax liabilities	104	107
Other long-term liabilities	2,179	2,268
Total liabilities	43,547	48,878

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,059,300 shares at June 30, 2024, and 23,911,760 shares at December 31, 2023	240	239
Additional paid-in capital	208,689	200,755
Retained earnings	129,961	115,430
Accumulated other comprehensive loss	(5,094)	(4,625)
Treasury stock, at cost; 1,590,457 shares at June 30, 2024 and 1,584,512 shares at December 31, 2023	(14,264)	(13,899)
Total stockholders’ equity	319,532	297,900
Total liabilities and stockholders’ equity	$363,079	$346,778

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$55,849	$50,115	$109,327	$97,190
Cost of sales	17,381	18,029	34,194	34,221

Gross profit	38,468	32,086	75,133	62,969

Sales and marketing	10,984	10,216	22,670	21,113
General and administrative	8,820	7,722	17,833	15,654
Research and development	4,284	4,516	8,376	8,391
Restructuring	-	180	-	485

Total operating expenses	24,088	22,634	48,879	45,643

Income from operations	14,380	9,452	26,254	17,326

Other income (expense):
Interest income	1,137	682	2,138	1,250
Foreign currency gain (loss)	(11)	185	(89)	(240)

Income before income taxes	15,506	10,319	28,303	18,336
Provision for income taxes	3,680	2,221	6,590	4,198

Net income	$11,826	$8,098	$21,713	$14,138

Earnings per share of common stock:
Basic	$0.53	$0.36	$0.97	$0.64
Diluted	$0.52	$0.36	$0.96	$0.63

Weighted-average shares outstanding:
Basic	22,458	22,213	22,412	22,162
Diluted	22,725	22,451	22,657	22,371

Cash dividends declared per common share	$0.16	$0.14	$0.32	$0.28

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	$11,826	$8,098	$21,713	$14,138
Other comprehensive income (loss):
Foreign currency translation adjustment, net	451	89	(380)	341
Unrealized gain (loss) on short-term marketable securities	13	(339)	(89)	(132)
Total other comprehensive income (loss)	464	(250)	(469)	209

Comprehensive income	$12,290	$7,848	$21,244	$14,347

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900

Net income				9,887				9,887
Other comprehensive income (loss)					(933)			(933)
Issuance of common stock for stock options exercised	107,930	1	3,985					3,986
Vested restricted stock units	9,547	-						-
Vested performance-based restricted stock units	7,063	-						-
Repurchase of common stock for net settlement of equity awards						5,850	(358)	(358)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,589)				(3,589)
Balance at March 31, 2024	24,036,300	240	206,350	121,728	(5,558)	1,590,362	(14,257)	308,503

Net income				11,826				11,826
Other comprehensive income (loss)					464			464
Issuance of common stock for stock options exercised	22,700	-	730					730
Vested restricted stock units	223	-						-
Vested performance-based restricted stock units	77	-						-
Repurchase of common stock for net settlement of equity awards						95	(7)	(7)
Stock-based compensation expense			1,609					1,609
Common stock dividend paid				(3,593)				(3,593)
Balance at June 30, 2024	24,059,300	$240	$208,689	$129,961	$(5,094)	1,590,457	$(14,264)	$319,532

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

Net income				6,040				6,040
Other comprehensive income (loss)					459			459
Issuance of common stock for stock options exercised	50,424	1	1,445					1,446
Vested restricted stock units	8,773	-						-
Repurchase of common stock for net settlement of equity awards						3,602	(172)	(172)
Stock-based compensation expense			1,290					1,290
Common stock dividend paid				(3,099)				(3,099)
Balance at March 31, 2023	23,714,913	238	192,003	100,714	(5,572)	1,572,197	(13,218)	274,165

Net income				8,098				8,098
Other comprehensive income (loss)					(250)			(250)
Issuance of common stock for stock options exercised	120,179	1	3,626					3,627
Vested restricted stock units	399	-						-
Repurchase of common stock for net settlement of equity awards						151	(9)	(9)
Stock-based compensation expense			1,312					1,312
Common stock dividend paid				(3,116)				(3,116)
Balance at June 30, 2023	23,835,491	$239	$196,941	$105,696	$(5,822)	1,572,348	$(13,227)	$283,827

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2024	2023
	(in thousands)
Operating activities
Net income	$21,713	$14,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,766	4,677
Stock-based compensation	3,219	2,602
Provision for inventory write-downs	1,260	834
Provision for credit losses	400	(27)
Fair value adjustment to contingent consideration obligations	46	48
Loss on divestitures	-	485
Foreign currency effect on net income	678	1
Changes in operating assets and liabilities:
Accounts receivable	(6,493)	(4,239)
Inventory and other deferred costs	(7,287)	(4,272)
Prepaid expenses and other assets	729	922
Accounts payable and other liabilities	(4,335)	(987)
Net cash provided by operating activities	14,696	14,182

Investing activities
Purchases of property and equipment	(3,248)	(4,933)
Purchases of short-term marketable securities	(10,116)	(7,239)
Payments related to acquisitions	-	(431)
Net cash used in investing activities	(13,364)	(12,603)

Financing activities
Proceeds from stock option exercises	4,716	5,073
Purchase of treasury stock for net settlement of equity awards	(365)	(181)
Common stock cash dividend paid	(7,182)	(6,215)
Net cash used in financing activities	(2,831)	(1,323)

Effect of exchange rate changes on cash and cash equivalents	(502)	98
Net increase (decrease) in cash and cash equivalents	(2,001)	354
Cash and cash equivalents at beginning of period	24,269	19,134
Cash and cash equivalents at end of period	$22,268	$19,488

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2024

(unaudited)

1. Organization and Basis for Presentation

Description of Business

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, the Company, we, our, and us refer to LeMaitre Vascular, Inc. and our subsidiaries. We develop, manufacture, and market medical devices and implants used primarily in the field of vascular surgery. We also derive revenues from the processing and cryopreservation of human tissues for implantation in patients. We operate in a single segment in which our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. Our offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Chandler, Arizona; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; Kensington, Australia; Tokyo, Japan; Shanghai, China; Singapore; Seoul, Korea; and Bangkok, Thailand.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the six months ended June 30, 2024 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of August 8, 2024, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Americas	$36,907	$33,507	$72,152	$65,633
Europe, Middle East and Africa	15,298	13,580	29,693	25,857
Asia Pacific	3,644	3,028	7,482	5,700
Total	$55,849	$50,115	$109,327	$97,190

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. Our 2024 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises. Our 2023 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign subsidiaries, and discrete stock option exercises.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2024, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $510,000. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Six months ended June 30, 2024
(in thousands)
Unrecognized tax benefits as of December 31, 2023	$587
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(39)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	(38)
Unrecognized tax benefits as of June 30, 2024	$510

As of June 30, 2024, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2020 and forward
Foreign	2015 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$19,006	$18,333
Work-in-process	3,138	2,869
Finished products	34,515	31,131
Other deferred costs	7,014	5,747

Total inventory and other deferred costs	$63,673	$58,080

We had inventory on consignment at customer sites of $2.0 million as of June 30, 2024 and December 31, 2023, respectively.

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

For the three and six months ended June 30, 2023, we recorded additional restructuring charges of $0.2 million and $0.5 million, respectively, in conjunction with the St. Etienne, France factory closure. The additional charges consisted primarily of employment termination, settlement, legal and other third-party costs. There were no additional restructuring charges recorded for the three and six months ended June 30, 2024.

5. Goodwill and Other Intangible Assets

There was no change to goodwill during the six months ended June 30, 2024. Other intangible assets consist of the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$17,379	$12,170	$29,549	$16,048	$13,501
Trademarks, tradenames and licenses	3,767	2,085	1,682	3,767	1,909	1,858
Customer relationships	37,171	12,386	24,785	37,171	11,064	26,107
Other intangible assets	1,643	1,513	130	1,643	1,398	245

Total identifiable intangible assets	$72,130	$33,363	$38,767	$72,130	$30,419	$41,711

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2024 is 9.4 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Amortization expense	$1,472	$1,509	$2,944	$3,068

Estimated amortization expense for the remainder of 2024 and for each of the next five fiscal years is as follows:

	Year ended December 31,
	2024	2025	2026	2027	2028	2029
	(in thousands)

Amortization expense	$2,913	$5,601	$5,119	$4,842	$4,456	$4,423

6. Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. As of June 30, 2024, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	96,476	December 2034
North Brunswick, NJ (1)	Artegraft biologic business	16,732	October 2029
Burlington, MA (1)	US distribution	12,878	December 2030
Fox River Grove, IL (3)	RestoreFlow allografts business	11,765	November 2025
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026
Chandler, Arizona	US sales office	2,058	August 2025

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan, Italy	Italy sales office and distribution	5,705	July 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Maisons-Alfort, France	France sales office	3,492	February 2030
Madrid, Spain	Spain sales office	2,260	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	4,236	July 2025
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Kensington, Australia	Australia sales office and distribution	2,551	June 2025
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Singapore	Asia Pacific headquarters and distribution	1,270	June 2026
Shanghai, China	China sales office and distribution	1,152	August 2024
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

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

None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases as of June 30, 2024. We elected the package of practical expedients that allow us to omit leases with initial terms of 12 months or less from our balance sheet, which are expensed on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to our leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$709	$564	$1,449	$1,144
Short-term lease cost	17	158	46	320
Total lease cost	$726	$722	$1,495	$1,464

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$977	$729	$1,999	$1,466

Right-of-use assets obtained in exchange for new operating lease liabilities	$208	$841	$717	$1,313

Weighted average remaining lease term - operating leases (in years)			7.8	6.8

Weighted average discount rate - operating leases			6.60%	5.07%

As of June 30, 2024, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2024	$1,873
Year ending December 31,
2025	3,528
2026	2,817
2027	2,587
2028	2,554
2029	2,500
Thereafter	8,525
Adjustment to net present value as of June 30, 2024	(5,975)

Minimum noncancelable lease liability	$18,409

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Compensation and related taxes	$9,749	$13,353
Accrued purchases	6,533	5,152
Accrued expenses	3,033	4,251
Income and other taxes	927	390
Professional fees	67	104
Other	476	400

Total	$20,785	$23,650

Other long-term liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Acquisition-related liabilities	$1,377	$1,406
Income taxes	560	637
Other	242	225

Total	$2,179	$2,268

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

Most of our revenues are generated in the U.S., Canada, Germany, the United Kingdom (UK) and other European countries. Substantially all our assets are located in the U.S. and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
United States	$32,798	$30,322	$63,923	$59,337
Canada	3,618	2,716	7,230	5,478
Germany	3,509	3,583	7,027	6,929
United Kingdom	2,718	2,149	5,246	4,112
Other countries	13,206	11,345	25,901	21,334

Net Sales	$55,849	$50,115	$109,327	$97,190

9. Share-based Compensation

Our Fourth Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance-based restricted stock units, unrestricted stock awards, and deferred stock awards to our officers, employees, directors and consultants. The components of share-based compensation expense included in the consolidated statements of operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Stock option awards	$732	$671	$1,473	$1,333
Restricted stock units	573	485	1,134	962
Performance-based restricted stock units	304	156	612	307

Total share-based compensation	$1,609	$1,312	$3,219	$2,602

Stock-based compensation is included in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of sales	$228	$166	$439	$336
Sales and marketing	274	250	545	464
General and administrative	943	768	1,908	1,545
Research and development	164	128	327	257

Total stock-based compensation	$1,609	$1,312	$3,219	$2,602

We did not grant any options during the six months ended June 30, 2024. During the six months ended June 30, 2023, we granted options for the purchase of 1,660 shares of our common stock. During the six months ended June 30, 2024 and 2023, we granted restricted stock units of 222 and 765, respectively. We did not grant any performance-based restricted stock units during the six months ended June 30, 2024. During the six months ended June 30, 2023, we granted performance-based restricted stock units of 310. We issued 147,540 and 179,775 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units and performance-based restricted stock units during the six months ended June 30, 2024 and 2023, respectively.

10. Net Income per Share

The computation of basic and diluted net income per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$11,826	$8,098	$21,713	$14,138

Weighted average shares outstanding	22,458	22,213	22,412	22,162

Basic earnings per share	$0.53	$0.36	$0.97	$0.64

Diluted:
Net income available for common stockholders	$11,826	$8,098	$21,713	$14,138

Weighted-average shares outstanding	22,458	22,213	22,412	22,162
Common stock equivalents, if dilutive	267	238	245	209
Shares used in computing diluted earnings per common share	22,725	22,451	22,657	22,371

Diluted earnings per share	$0.52	$0.36	$0.96	$0.63

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	26	163	147	290

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On July 25, 2024, our Board of Directors approved a quarterly cash dividend on our common stock of $0.16 per share payable on August 29, 2024, to stockholders of record at the close of business on August 15, 2024.

12. Supplemental Cash Flow Information

	For the six months ended
	June 30,
	2024	2023
	(in thousands)
Cash paid for income taxes, net	$5,353	$2,783

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

Level 1 assets being measured at fair value on a recurring basis as of June 30, 2024, included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of June 30, 2024.

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

During 2019, we recorded contingent liabilities associated with our acquisition of the Anteris biologic patch business. The agreement includes the potential for us to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to us; $2.0 million (CE Mark Contingency) contingent on LeMaitre’s success in obtaining CE marks under MDR regulations on the acquired products; $0.5 million contingent upon Anteris’ success in extending the shelf life of the acquired products as specified in the agreement; and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. This additional contingent consideration was initially valued in total at $2.3 million and is being re-measured each quarter until the payment requirement ends, with any adjustments reported in income from operations. The contingent payment related to the delivery of audited financial statements of the business was paid in November 2019 upon satisfaction of the deliverable. The contingent payments related to Anteris’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12- and 24-month periods following the acquisition were not met, and the portion of the liabilities related to these items was adjusted through income from operations. The agreement was amended in August 2021 such that the CE Mark Contingency amount may be reduced for certain costs incurred by LeMaitre in achieving the CE marks. During the quarter ended September 30, 2021, we recorded a reduction to the liability of $0.5 million, with the offset recorded in income from operations, to reflect our estimate of costs to be deducted from the contingent payment in connection with this amendment. Additionally, during the quarter ended December 31, 2022, we recorded a reduction to the liability of approximately $0.1 million, with the offset recorded in income from operations.

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

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as management’s estimates of the likelihood of achieving the other specified criteria:

	Six months ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$1,224	$1,339
Additions	-	-
Payments	-	-
Change in fair value included in earnings	46	40

Ending balance	$1,270	$1,379

14. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Six months ended
	June 30,
	2024	2023
	(in thousands)
Beginning balance	$(4,625)	$(6,031)

Other comprehensive (loss) income before reclassifications	(469)	209

Ending Balance	$(5,094)	$(5,822)

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, DuraSure, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, OmniFlow, PhasTipp, ProCol, Pruitt, Pruitt F3, RestoreFlow, TufTex, VascuCel, VascuTape, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and Chevalier, Flexcel, PeriVu and Syntel are trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

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

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and therefore can provide a wider range of treatment options to their patients. Recently we have also begun to explore adjacent market customers, or non-vascular surgeon customers, who can be served by our vascular device technologies, such as cardiac surgeons and interventional cardiologists.

Our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy and occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. Through our RestoreFlow allografts business, we also process and cryopreserve human vascular and cardiac tissue.

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q2 2024, biologics represented 52% of our worldwide sales. We believe our biologic devices represent differentiated and, in some cases, growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in North America, Europe, the UK, and Asia Pacific, including replacing distributors with our direct sales personnel;

•	increasing the average selling prices for our devices;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations;

•	acquiring complementary products, and the transition of distributor sales to LeMaitre;

•	updating existing products and introducing new products through research and development; and

•	consolidating product manufacturing into our Burlington, Massachusetts facilities.

We sell our products and services primarily through a direct sales force. As of June 30, 2024, our sales force was comprised of 144 sales representatives in North America, Europe, the UK, and Asia Pacific, including four export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have North American sales offices in Chandler, Arizona and Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; and Maisons-Alfort, France. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors.

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

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer lower average selling prices than in North America. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

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

Separately, in July 2024, we received MDR CE marks allowing for the continued sale of 10 devices into the European market. Previously we had obtained 4 MDR CE marks. In total, we expect to receive 22 MDR CE marks by the end of 2025. The European Commission has designated the end of 2027 as the final MDR CE mark deadline.

Our strategy for growing our business includes the acquisition of complementary product lines and companies, which can be difficult to identify, negotiate and purchase. There can be no assurance that we will be able to do so in the future.

•

In June 2020, we entered into an agreement with Artegraft to purchase the assets of their bovine graft business for $72.5 million plus additional payments of up to $17.5 million, contingent upon future unit sales.

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

From time to time we may undertake SKU reductions and attempt to transition sales to other SKUs or products with similar features. For example, in 2022, we initiated the transition of sales of our Syntel spring tip catheter to our Syntel regular tip catheter. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin and customer relationships.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins, we periodically enter into transactions with country-specific distributors to transition their sales of our medical devices into our direct sales organization:

•

In May 2022, we entered into a distribution transition agreement with our Korean distributor to sell products directly in Korea and dissolve the existing distribution arrangement. We have been selling direct-to-hospital in Korea since December 2022. The distribution termination fees totaled approximately $0.5 million.

•

In March 2023, we entered into a distribution transition agreement with our Thai distributor to sell products directly in Thailand and dissolve the existing distribution arrangement. We have been selling direct-to-hospital in Thailand since August 2023. The distribution termination fees totaled approximately $0.7 million.

We also benefit, to a lesser extent, from internal product development efforts to bring differentiated technologies and next-generation products and services to market:

•	In March 2022, we received U.S. FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg. The device was launched in the U.S. in April 2024.

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

•

In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Anteris. In July 2020, we initiated a project to transfer production to our Burlington facilities. The transfer to Burlington was substantially completed in 2023. In June 2023, the MDR CE mark application for these Burlington-produced devices was submitted, and we anticipate this application process to take 18-30 months. We began distributing these Burlington-produced patches in the U.S. and select APAC markets in Q2 2024, and in Canada in July 2024.

Finally, from time to time we enter into distribution agreements of complementary product lines with an option to acquire the product line in the future.

•

In April 2023, we entered into an agreement with Elutia Inc. to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we can distribute the products for three years with an option to acquire Elutia Inc’s worldwide cardiovascular porcine patch business during the second and third year of the agreement. Sales through LeMaitre Vascular for the nine months ended December 31, 2023, were $4.1 million. Sales through LeMaitre Vascular for the six months ended June 30, 2024 were $2.7 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new enterprise resource planning system (ERP) to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. We have been preparing for this transition since 2022 and have hired an experienced consulting team to assist in this transition, and in the U.S., we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in Q1 2024. We expect to implement this new system in selected countries in Europe in 2025. As of June 30, 2024, we have capitalized costs on our balance sheet of approximately $3.9 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2024, approximately 42% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the six months ended June 30, 2024, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by $0.4 million, as compared to rates in effect for the six months ended June 30, 2023.

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

Results of Operations

Comparison of the three- and six-month periods ended June 30, 2024 to the three- and six-month periods ended June 30, 2023:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2024	2023	change	2024	2023	change
	(in thousands)			(in thousands)
Net sales	$55,849	$50,115	11%	$109,327	$97,190	12%

Net sales by geography:
Americas	$36,907	$33,507	10%	$72,152	$65,633	10%
Europe, Middle East and Africa	15,298	13,580	13%	29,693	25,857	15%
Asia Pacific	3,644	3,028	20%	7,482	5,700	31%
Total	$55,849	$50,115	11%	$109,327	$97,190	12%

Net sales. Net sales increased by $5.7 million, or 11%, to $55.8 million for the three months ended June 30, 2024, compared to $50.1 million for the three months ended June 30, 2023. The increase was driven primarily by higher average selling prices, strong hospital procedure volumes, and additional sales representatives. Allograft preservation services increased $1.3 million, carotid shunt sales increased $1.0 million, bovine vascular patch sales increased $0.9 million, and valvulotome sales increased $0.8 million. We estimate that the stronger U.S. dollar decreased net sales by $0.4 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Direct-to-hospital net sales were 95% of our total net sales for both the three months ended June 30, 2024 and 2023.

Net sales increased by $12.1 million, or 12%, to $109.3 million for the six months ended June 30, 2024, compared to $97.2 million for the six months ended June 30, 2023. The increase was driven primarily by higher average selling prices, strong hospital procedure volumes, additional sales representatives, and sales related to our new porcine patch product line. Allograft preservation services increased $2.6 million, carotid shunt sales increased $2.2 million, bovine vascular patch sales increased $1.9 million, and porcine patch sales increased $1.5 million. We estimate that the stronger U.S. dollar decreased net sales by $0.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Direct-to-hospital net sales were 95% and 96% of our total net sales for the six months ended June 30, 2024 and 2023, respectively.

Net sales by geography. Net sales in the Americas increased $3.4 million, or 10%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven primarily by increased sales of allograft preservation services of $1.0 million, bovine grafts and bovine vascular patches of $0.7 million each, and valvulotomes of $0.5 million.

Net sales in the Americas increased $6.5 million, or 10%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was driven primarily by increased sales of allograft preservation services of $2.2 million, porcine patches of $1.5 million, and bovine vascular patches and bovine grafts of $1.0 million each.

EMEA net sales increased $1.7 million, or 13%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven primarily by increased sales of carotid shunts of $0.7 million, and polyester grafts and allograft preservation services of $0.3 million each.

EMEA net sales increased $3.8 million, or 15%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was driven primarily by increased sales of carotid shunts of $1.6 million, bovine vascular patches of $0.7 million, allograft preservation services of $0.4 million, and polyester grafts of $0.3 million.

Asia Pacific net sales increased $0.6 million, or 20%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven primarily by increased sales of over-the-wire embolectomy catheters of $0.3 million and ePTFE vascular grafts of $0.1 million.

Asia Pacific net sales increased $1.8 million, or 31%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was driven primarily by increased sales of over-the-wire embolectomy catheters of $0.5 million, ePTFE vascular grafts of $0.4 million, and occlusion catheters and embolectomy catheters of $0.2 million each.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2024	2023	Change	change	2024	2023	Change	change
	(in thousands)				(in thousands)
Gross profit	$38,468	$32,086	$6,382	20%	$75,133	$62,969	$12,164	19%

Gross margin	68.9%	64.0%	4.9%	*	68.7%	64.8%	3.9%	*

*Not applicable

Gross profit increased $6.4 million, or 20%, to $38.5 million for the three months ended June 30, 2024, and gross margin increased 490 basis points to 68.9% in the period. The increase in gross profit was driven primarily by increased sales, particularly from allograft preservation services, carotid shunts, bovine vascular patches and valvulotomes. The increase in gross margin was driven primarily by greater manufacturing efficiencies, sales price increases, and favorable product mix, which was partially offset by increased shipping and warehousing costs and unfavorable foreign exchange rates due to the stronger U.S. dollar.

Gross profit increased $12.2 million, or 19%, to $75.1 million for the six months ended June 30, 2024, and gross margin increased 390 basis points to 68.7% in the period. The increase in gross profit was driven primarily by increased sales, particularly from allograft preservation services, carotid shunts, bovine vascular patches and porcine patches. The increase in gross margin was driven primarily by greater manufacturing efficiencies and sales price increases, which was partially offset by increased shipping and warehousing costs, unfavorable product mix, including sales of comparatively lower margin porcine patches and sales of our existing allograft preservation services, and increased excess and obsolescence charges.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2024	2023	$ Change	change	2024	2023	$ Change	change
	(in thousands)				(in thousands)
Sales and marketing	$10,984	$10,216	$768	8%	$22,670	$21,113	$1,557	7%
General and administrative	8,820	7,722	1,098	14%	17,833	15,654	2,179	14%
Research and development	4,284	4,516	(232)	(5%)	8,376	8,391	(15)	(0%)
Restructuring	-	180	(180)	*	-	485	(485)	*
Total	$24,088	$22,634	$1,454	6%	$48,879	$45,643	$3,236	7%

	Three months ended June 30,			Six months ended June 30,
	2024	2023		2024	2023
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	20%	0%	21%	22%	(1%)
General and administrative	16%	15%	1%	16%	16%	0%
Research and development	8%	9%	(1%)	8%	9%	(1%)
Restructuring	0%	0%	0%	0%	0%	0%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended June 30, 2024, sales and marketing expenses increased 8% to $11.0 million. The increase was driven primarily by higher sales representative headcount, which resulted in increased compensation and related expenses of $0.7 million. Additionally, travel and training expenses increased $0.2 million and facility expenses increased $0.1 million. The increase was partially offset by lower outside services and general supplies of $0.2 million. Sales rep headcount was 144 as of June 30, 2024, an 8% increase from June 30, 2023. As a percentage of sales, sales and marketing expenses remained consistent at 20% for the three months ended June 30, 2024 versus the prior year period.

For the six months ended June 30, 2024, sales and marketing expenses increased 7% to $22.7 million. The increase was driven primarily by higher sales representative headcount, which resulted in increased compensation and related expenses of $1.0 million. Additionally, travel, training and sales meetings expenses increased $0.9 million and facility expenses increased $0.1 million. The increase was partially offset by lower outside services and general supplies of $0.4 million. As a percentage of sales, sales and marketing expenses decreased to 21% for the six months ended June 30, 2024, down from 22% in the prior year period.

General and administrative. For the three months ended June 30, 2024, general and administrative expenses increased 14% to $8.8 million. The increase was driven primarily by higher outside services and professional fees, compensation and related expenses, and facilities expenses of $0.3 million each. Additionally, bad debt expenses increased $0.1 million due to increased uncertainty of accounts receivable collectability related to a small number of our customers. As a percentage of sales, general and administrative expenses increased to 16% for the three months ended June 30, 2024, up from 15% in the prior year period.

For the six months ended June 30, 2024, general and administrative expenses increased 14% to $17.8 million. The increase was driven primarily by higher outside services and professional fees of $1.1 million, compensation and related expenses of $0.5 million, facilities expenses of $0.2 million, and travel and training of $0.1 million. Additionally, bad debt expenses increased $0.2 million due to the increased uncertainty of accounts receivable collectability related to a small number of our customers. As a percentage of sales, general and administrative expenses remained consistent at 16% for the six months ended June 30, 2024 versus the prior year period

Research and development. For the three months ended June 30, 2024, research and development expenses decreased 5% to $4.3 million. The decrease was driven by lower outside services, professional fees and testing of $0.3 million related to elevated MDD and MDR services performed in the prior period. Additionally, process engineering expenses decreased $0.1 million as CardioCel device manufacturing was initiated at our Burlington facility, and related expenses were allocated to cost of sales. The decrease was partially offset by higher compensation and related expenses of $0.2 million. As a percentage of sales, research and development expenses decreased to 8% for the three months ended June 30, 2024, down from 9% in the prior year period.

For the six months ended June 30, 2024, research and development expenses were unchanged at $8.4 million. Compensation and related expenses increased $0.4 million, offset primarily by lower outside services, professional fees and testing of $0.3 million and facilities expenses of $0.2 million. As a percentage of sales, research and development expenses decreased to 8% for the six months ended June 30, 2024, down from 9% in the prior year period.

Restructuring. For the three and six months ended June 30, 2024, there were no restructuring expenses. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the three and six months ended June 30, 2023, we recorded additional restructuring expenses of $0.2 million and $0.5 million, respectively. The additional expenses consisted primarily of employment termination, settlement, legal and other third-party costs.

Income tax expense. We recorded a tax provision of $3.7 million on pre-tax income of $15.5 million for the three months ended June 30, 2024, compared to a $2.2 million tax provision on pre-tax income of $10.3 million for the three months ended June 30, 2023. We recorded a tax provision of $6.6 million on pre-tax income of $28.3 million for the six months ended June 30, 2024, compared to a tax provision of $4.2 million on pre-tax income of $18.3 million for the six months ended June 30, 2023. Our effective income tax rate was 23.7% and 23.3% for the three- and six-month periods ended June 30, 2024. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.3%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 21.5% and 22.8% for the three- and six-month periods ended June 30, 2023. Our 2023 provision was based on the estimated annual effective tax rate of 25.6%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three- and six-month periods ended June 30, 2023 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of June 30, 2024, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents were $22.3 million as compared to $24.3 million as of December 31, 2023. We had $90.8 million in short-term marketable securities as of June 30, 2024, and $80.8 million as of December 31, 2023. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S. dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of June 30, 2024, our short-term marketable securities reflected an unrealized loss of $1.2 million as a result of increasing market interest rates.

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

We recognized operating income of $26.3 million for the six months ended June 30, 2024, compared to $17.3 million for the six months ended June 30, 2023. For the year ended December 31, 2023, we had operating income of $36.7 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Our cash balances may decrease as we continue to use cash to fund our operations, make acquisitions, pay dividends, repurchase shares of our common stock and make deferred payments related to prior acquisitions. We believe that our cash, cash equivalents, investments and the interest we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next twelve months and to meet our known long-term cash requirements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond the next twelve months, we may seek to sell additional equity or debt securities or take out a loan. The sale of additional equity and debt securities may result in dilution to our stockholders, as was the case with our July 2021 equity offering. If we raise additional funds through the issuance of debt securities, such securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations and possibly our ability to pay dividends. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On July 25, 2024, our Board of Directors approved a quarterly cash dividend on our common stock of $0.16 per share payable on August 29, 2024, to stockholders of record at the close of business on August 15, 2024.

Cash Flows

	Six months ended June 30,
	2024	2023	Net Change
	(in thousands)
Cash and cash equivalents	$22,268	$19,488	$2,780

Cash flows provided by (used in):
Operating activities	$14,696	$14,182	$514
Investing activities	(13,364)	(12,603)	(761)
Financing activities	(2,831)	(1,323)	(1,508)

Net cash provided by operating activities. Net cash provided by operating activities was $14.7 million for the six months ended June 30, 2024, consisting of $21.7 million in net income, adjustments for non-cash or non-operating items of $10.4 million (including primarily depreciation and amortization of $4.8 million, stock-based compensation of $3.2 million, provisions for inventory write-offs and credit losses of $1.7 million, and foreign currency effect on net income of $0.7 million), and a net use of working capital of $17.4 million. The net cash used for working capital was driven by an increase in accounts receivable of $6.5 million, an increase in inventory and other deferred costs of $7.3 million, and payments of accounts payable and other liabilities of $4.3 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.7 million.

Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2023, consisting of $14.1 million in net income, adjustments for non-cash or non-operating items of $8.6 million (including primarily depreciation and amortization of $4.7 million, stock-based compensation of $2.6 million, provisions for inventory write-offs and credit losses of $0.8 million, and loss on divestiture of $0.5 million), and a net use of working capital of $8.6 million. The net cash used for working capital was driven by an increase in accounts receivable of $4.2 million, an increase in inventory and other deferred costs of $4.3 million, and payments of accounts payable and other liabilities of $1.0 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.9 million.

Net cash used in investing activities. Net cash used in investing activities was $13.4 million for the six months ended June 30, 2024, consisting of expenditures on property and equipment of $3.2 million and purchases of marketable securities of $10.1 million.

Net cash used in investing activities was $12.6 million for the six months ended June 30, 2023, consisting of expenditures on property and equipment of $4.9 million, purchases of marketable securities of $7.2 million, and acquisition related payments of $0.4 million.

Net cash used in financing activities. Net cash used in financing activities was $2.8 million for the six months ended June 30, 2024, consisting of proceeds from stock option exercises of $4.4 million, net of shares repurchased used to pay employee payroll taxes. This proceed of cash was offset by dividend payments of $7.2 million.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2023, consisting of proceeds from stock option exercises of $4.9 million, net of shares repurchased used to pay employee payroll taxes. This proceed of cash was offset by dividend payments of $6.2 million.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our critical accounting policies during the six months ended June 30, 2024. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of August 8, 2024, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. However, we cannot provide any assurance that any risk factor will not materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
April 1, 2024 through April 30, 2024	77	$65.69	-	$-
May 1, 2024 through May 31, 2024	18	$76.00	-	$-
June 1, 2024 through June 30, 2024	-	$-	-	$-
Total	95	$67.64	-	$-

(1) For the three months ended June 30, 2024, we repurchased 95 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	001-33092
3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092
3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/5/12	001-33092
10.1	LeMaitre Vascular, Inc. Fourth Amendment and Restated 2006 Stock Option and Incentive Plan	8-K	6/3/24	001-33092
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Indicates a management contract or any compensatory plan, contract, or arrangement.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2024.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director