Form 10-Q
period 2024-09-30
LEMAITRE VASCULAR INC
filed 2024-11-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 22,484,021 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2024	2023
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$21,001	$24,269
Short-term marketable securities	102,888	80,805
Accounts receivable, net of allowances of $1,309 at September 30, 2024 and $941 at December 31, 2023	32,269	25,064
Inventory and other deferred costs	65,021	58,080
Prepaid expenses and other current assets	5,937	6,380
Total current assets	227,116	194,598

Property and equipment, net	23,924	21,754
Right-of-use leased assets	17,195	18,027
Goodwill	65,945	65,945
Other intangibles, net	37,303	41,711
Deferred tax assets	1,310	1,003
Other assets	4,232	3,740
Total assets	$377,025	$346,778

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,651	$3,734
Accrued expenses	23,493	23,650
Acquisition-related obligations	1,476	24
Lease liabilities - short-term	2,723	2,471
Total current liabilities	29,343	29,879

Lease liabilities - long-term	15,603	16,624
Deferred tax liabilities	109	107
Other long-term liabilities	896	2,268
Total liabilities	45,951	48,878

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,073,835 shares at September 30, 2024, and 23,911,760 shares at December 31, 2023	241	239
Additional paid-in capital	210,748	200,755
Retained earnings	137,506	115,430
Accumulated other comprehensive loss	(3,156)	(4,625)
Treasury stock, at cost; 1,590,478 shares at September 30, 2024 and 1,584,512 shares at December 31, 2023	(14,265)	(13,899)
Total stockholders’ equity	331,074	297,900
Total liabilities and stockholders’ equity	$377,025	$346,778

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$54,819	$47,411	$164,146	$144,601
Cost of sales	17,641	16,596	51,835	50,817

Gross profit	37,178	30,815	112,311	93,784

Sales and marketing	11,441	9,673	34,111	30,786
General and administrative	8,933	7,738	26,766	23,392
Research and development	3,656	4,224	12,032	12,615
Restructuring	-	-	-	485

Total operating expenses	24,030	21,635	72,909	67,278

Income from operations	13,148	9,180	39,402	26,506

Other income (expense):
Interest income	1,201	835	3,339	2,085
Foreign currency gain (loss)	202	(189)	113	(429)

Income before income taxes	14,551	9,826	42,854	28,162
Provision for income taxes	3,410	2,324	10,000	6,522

Net income	$11,141	$7,502	$32,854	$21,640

Earnings per share of common stock:
Basic	$0.50	$0.34	$1.46	$0.97
Diluted	$0.49	$0.33	$1.45	$0.97

Weighted-average shares outstanding:
Basic	22,476	22,263	22,433	22,196
Diluted	22,836	22,481	22,723	22,411

Cash dividends declared per common share	$0.16	$0.14	$0.48	$0.42

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	$11,141	$7,502	$32,854	$21,640
Other comprehensive income (loss):
Foreign currency translation adjustment, net	1,076	(833)	696	(492)
Unrealized gain (loss) on short-term marketable securities	862	(50)	773	(182)
Total other comprehensive income (loss)	1,938	(883)	1,469	(674)

Comprehensive income	$13,079	$6,619	$34,323	$20,966

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900

Net income				9,887				9,887
Other comprehensive income (loss)					(933)			(933)
Issuance of common stock for stock options exercised	107,930	1	3,985					3,986
Vested restricted stock units	9,547	-						-
Vested performance-based restricted stock units	7,063	-						-
Repurchase of common stock for net settlement of equity awards						5,850	(358)	(358)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,589)				(3,589)

Balance at March 31, 2024	24,036,300	240	206,350	121,728	(5,558)	1,590,362	(14,257)	308,503
Net income				11,826				11,826
Other comprehensive income (loss)					464			464
Issuance of common stock for stock options exercised	22,700	-	730					730
Vested restricted stock units	223	-						-
Vested performance-based restricted stock units	77	-						-
Repurchase of common stock for net settlement of equity awards						95	(7)	(7)
Stock-based compensation expense			1,609					1,609
Common stock dividend paid				(3,593)				(3,593)

Balance at June 30, 2024	24,059,300	$240	$208,689	$129,961	$(5,094)	1,590,457	$(14,264)	$319,532

Net income				11,141				11,141
Other comprehensive income (loss)					1,938			1,938
Issuance of common stock for stock options exercised	14,477	1	449					450
Vested restricted stock units	58	-						-
Vested performance-based restricted stock units	-	-						-
Repurchase of common stock for net settlement of equity awards						21	(1)	(1)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,596)				(3,596)

Balance at September 30, 2024	24,073,835	$241	$210,748	$137,506	$(3,156)	1,590,478	$(14,265)	$331,074

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201

Net income				6,040				6,040
Other comprehensive income (loss)					459			459
Issuance of common stock for stock options exercised	50,424	1	1,445					1,446
Vested restricted stock units	8,773	-						-
Repurchase of common stock for net settlement of equity awards						3,602	(172)	(172)
Stock-based compensation expense			1,290					1,290
Common stock dividend paid				(3,099)				(3,099)

Balance at March 31, 2023	23,714,913	238	192,003	100,714	(5,572)	1,572,197	(13,218)	274,165

Net income				8,098				8,098
Other comprehensive income (loss)					(250)			(250)
Issuance of common stock for stock options exercised	120,179	1	3,626					3,627
Vested restricted stock units	399	-						-
Repurchase of common stock for net settlement of equity awards						151	(9)	(9)
Stock-based compensation expense			1,312					1,312
Common stock dividend paid				(3,116)				(3,116)

Balance at June 30, 2023	23,835,491	$239	$196,941	$105,696	$(5,822)	1,572,348	$(13,227)	$283,827

Net income				7,502				7,502
Other comprehensive income (loss)					(883)			(883)
Issuance of common stock for stock options exercised	-	-	-					-
Vested restricted stock units	179	-						-
Repurchase of common stock for net settlement of equity awards						87	(5)	(5)
Stock-based compensation expense			1,313					1,313
Common stock dividend paid				(3,117)				(3,117)

Balance at September 30, 2023	23,835,670	$239	$198,254	$110,081	$(6,705)	1,572,435	$(13,232)	$288,637

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2024	2023
	(in thousands)
Operating activities
Net income	$32,854	$21,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,192	7,072
Stock-based compensation	4,829	3,915
Provision for inventory write-downs	2,114	1,455
Provision for credit losses	496	60
Fair value adjustment to contingent consideration obligations	70	(49)
Loss on divestitures	-	485
Foreign currency effect on net income	229	(7)
Changes in operating assets and liabilities:
Accounts receivable	(7,435)	(2,077)
Inventory and other deferred costs	(8,932)	(7,582)
Prepaid expenses and other assets	64	(1,160)
Accounts payable and other liabilities	(2,539)	2,253
Net cash provided by operating activities	28,942	26,005
Investing activities
Purchases of property and equipment	(4,918)	(5,986)
Purchases of short-term marketable securities	(21,310)	(15,569)
Payments related to acquisitions	-	(899)
Net cash used in investing activities	(26,228)	(22,454)
Financing activities
Proceeds from stock option exercises	5,165	5,073
Purchase of treasury stock for net settlement of equity awards	(366)	(186)
Common stock cash dividend paid	(10,778)	(9,332)
Net cash used in financing activities	(5,979)	(4,445)

Effect of exchange rate changes on cash and cash equivalents	(3)	(189)
Net decrease in cash and cash equivalents	(3,268)	(1,083)
Cash and cash equivalents at beginning of period	24,269	19,134
Cash and cash equivalents at end of period	$21,001	$18,051

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes are updated as appropriate. The results for the nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the entire year. The information contained in these interim financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023, including the notes thereto, included in our Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities as of November 8, 2024, the issuance date of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

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

Below is a disaggregation of our revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)

Americas	$35,802	$31,863	$107,954	$97,496
Europe, Middle East and Africa	15,001	12,322	44,694	38,179
Asia Pacific	4,016	3,226	11,498	8,926
Total	$54,819	$47,411	$164,146	$144,601

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2024, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $542,000. We remain subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of our unrecognized tax benefits is as follows:

Nine months ended September 30, 2024
(in thousands)
Unrecognized tax benefits as of December 31, 2023	$587
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	(3)
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	(42)
Unrecognized tax benefits as of September 30, 2024	$542

As of September 30, 2024, a summary of the tax years that remain subject to examination in our taxing jurisdictions is as follows:

United States	2020 and forward
Foreign	2015 and forward

3. Inventories and Other Deferred Costs

Inventories and other deferred costs consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$20,323	$18,333
Work-in-process	2,966	2,869
Finished products	33,796	31,131
Other deferred costs	7,936	5,747

Total inventory and other deferred costs	$65,021	$58,080

We had inventory on consignment at customer sites of $2.0 million as of September 30, 2024 and December 31, 2023, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the nine months ended September 30, 2024. Other intangible assets consist of the following:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$18,044	$11,505	$29,549	$16,048	$13,501
Trademarks, tradenames and licenses	3,767	2,173	1,594	3,767	1,909	1,858
Customer relationships	37,171	13,048	24,123	37,171	11,064	26,107
Other intangible assets	1,643	1,562	81	1,643	1,398	245

Total identifiable intangible assets	$72,130	$34,827	$37,303	$72,130	$30,419	$41,711

These assets are being amortized over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2024 is 9.5 years. Amortization expense is included in general and administrative expense and is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Amortization expense	$1,464	$1,536	$4,408	$4,604

Estimated amortization expense for the remainder of 2024 and for each of the next five fiscal years is as follows:

	Year ended December 31,
	2024	2025	2026	2027	2028	2029
	(in thousands)

Amortization expense	$1,448	$5,601	$5,119	$4,842	$4,456	$4,423

5. Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. As of September 30, 2024, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	96,476	December 2034
North Brunswick, NJ (1)	Artegraft biologic business	16,732	October 2029
Fox River Grove, IL (2)	RestoreFlow allografts business	14,632	December 2026
Burlington, MA (1)	US distribution	12,878	December 2030
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026
Chandler, Arizona	US sales office	2,058	August 2025

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan, Italy	Italy sales office and distribution	5,705	July 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Maisons-Alfort, France	France sales office	3,492	February 2030
Madrid, Spain	Spain sales office	2,260	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	4,236	July 2025
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Kensington, Australia	Australia sales office and distribution	2,551	June 2025
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Singapore	Asia Pacific headquarters and distribution	1,270	June 2026
Shanghai, China	China sales office and distribution	1,152	August 2025
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

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

None of our noncancelable lease payments include non-lease components such as maintenance contracts; we generally reimburse the landlord for direct operating costs associated with the leased space. We have no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of our leases. There were no assets held under capital leases as of September 30, 2024. We elected the package of practical expedients that allow us to omit leases with initial terms of 12 months or less from our balance sheet, which are expensed on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to our leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$487	$797	$1,936	$1,941
Short-term lease cost	17	28	63	348
Total lease cost	$504	$825	$1,999	$2,289

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$758	$967	$2,757	$2,433

Right-of-use assets obtained in exchange for new operating lease liabilities	$388	$843	$1,105	$2,156

Weighted average remaining lease term - operating leases (in years)			7.8	6.7

Weighted average discount rate - operating leases			6.62%	5.15%

As of September 30, 2024, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2024	$980
Year ending December 31,
2025	3,725
2026	3,097
2027	2,628
2028	2,576
2029	2,520
Thereafter	8,544
Adjustment to net present value as of September 30, 2024	(5,744)

Minimum noncancelable lease liability	$18,326

6. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Compensation and related taxes	$13,183	$13,353
Accrued purchases	5,661	5,152
Accrued expenses	3,347	4,251
Income and other taxes	735	390
Professional fees	91	104
Other	476	400

Total	$23,493	$23,650

Other long-term liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Acquisition-related liabilities	$-	$1,406
Income taxes	632	637
Other	264	225

Total	$896	$2,268

7. Segment and Enterprise-Wide Disclosures

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

Most of our revenues are generated in the U.S., Germany, Canada, the United Kingdom (UK) and other European countries. Substantially all our assets are located in the U.S. and Germany. Net sales to unaffiliated customers by country were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
United States	$31,894	$28,799	$95,817	$88,136
Germany	3,889	3,317	10,916	10,246
Canada	3,337	2,615	10,567	8,093
United Kingdom	2,834	2,004	8,080	5,952
Other countries	12,865	10,676	38,766	32,174

Net Sales	$54,819	$47,411	$164,146	$144,601

8. Share-based Compensation

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Stock option awards	$744	$676	$2,217	$2,009
Restricted stock units	556	481	1,690	1,443
Performance-based restricted stock units	310	156	922	463

Total share-based compensation	$1,610	$1,313	$4,829	$3,915

Stock-based compensation is included in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of sales	$218	$168	$657	$504
Sales and marketing	276	248	821	712
General and administrative	952	765	2,860	2,310
Research and development	164	132	491	389

Total stock-based compensation	$1,610	$1,313	$4,829	$3,915

We did not grant any options during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we granted options for the purchase of 1,660 shares of our common stock. During the nine months ended September 30, 2024 and 2023, we granted restricted stock units of 280 and 944, respectively. We did not grant any performance-based restricted stock units during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we granted performance-based restricted stock units of 310. We issued 162,075 and 179,954 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units and performance-based restricted stock units during the nine months ended September 30, 2024 and 2023, respectively.

9. Net Income per Share

The computation of basic and diluted net income per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income available for common stockholders	$11,141	$7,502	$32,854	$21,640

Weighted average shares outstanding	22,476	22,263	22,433	22,196

Basic earnings per share	$0.50	$0.34	$1.46	$0.97

Diluted:
Net income available for common stockholders	$11,141	$7,502	$32,854	$21,640

Weighted-average shares outstanding	22,476	22,263	22,433	22,196
Common stock equivalents, if dilutive	360	218	290	215

Shares used in computing diluted earnings per common share	22,836	22,481	22,723	22,411

Diluted earnings per share	$0.49	$0.33	$1.45	$0.97

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	-	192	24	286

10. Stockholders’ Equity

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On October 24, 2024, our Board of Directors approved a quarterly cash dividend on our common stock of $0.16 per share payable on December 5, 2024, to stockholders of record at the close of business on November 21, 2024.

11. Supplemental Cash Flow Information

	For the nine months ended
	September 30,
	2024	2023
	(in thousands)
Cash paid for income taxes, net	$9,626	$5,420

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

Level 1 assets being measured at fair value on a recurring basis as of September 30, 2024, included our short-term investment and short-duration bond mutual fund accounts.

We had no Level 2 assets being measured at fair value on a recurring basis as of September 30, 2024.

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

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as management’s estimates of the likelihood of achieving the other specified criteria:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$1,224	$1,339
Additions	-	-
Payments	-	-
Change in fair value included in earnings	70	(63)

Ending balance	$1,294	$1,276

13. Accumulated Other Comprehensive Loss

Changes to our accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023 consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities:

	Nine months ended
	September 30,
	2024	2023
	(in thousands)
Beginning balance	$(4,625)	$(6,031)

Other comprehensive income (loss) before reclassifications	1,469	(674)

Ending Balance	$(3,156)	$(6,705)

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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, DuraSure, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, OmniFlow, PhasTipp, ProCol, Pruitt, Pruitt F3, RestoreFlow, Syntel, TufTex, VascuCel, VascuTape, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and Chevalier, Flexcel and PeriVu are trademarks of LeMaitre Vascular. This Quarterly Report on Form 10-Q also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the U.S., Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $800 million. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and therefore can provide a wider range of treatment options to their patients. Recently we have also begun to explore adjacent market customers who can be served by our vascular device technologies, such as cardiac surgeons and interventional cardiologists.

Our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy and occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. Through our RestoreFlow allografts business, we also process and cryopreserve human vascular and cardiac tissue.

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q3 2024, biologics represented 52% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

We sell our products and services primarily through a direct sales force. As of September 30, 2024, our sales force was comprised of 146 sales representatives in North America, Europe, the UK, and Asia Pacific, including four export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; and Maisons-Alfort, France. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the current quarter, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments. In the valvulotome market, for example, our differentiated devices have historically allowed us to increase our selling prices without incurring significant unit share loss. In contrast, we have experienced less success in competitive markets such as the polyester vascular graft market, where we face competition from larger companies with greater resources and lower per unit costs.

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer lower average selling prices than in North America. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

We obtain regulatory approvals for our devices and services in new segments and geographies in order to further access the broader peripheral device market and selected other markets. While much of our regulatory effort is focused on maintaining regulatory approvals in various geographies, we will continue to obtain new product approvals in new geographies in order to extend our geographic reach and increase sales. Recent approvals include the approval to sell the XenoSure patch for carotid indication in Japan in May 2023, the Pruitt Irrigation Occlusion Catheter in China in October 2023, and the Artegraft bovine graft in Thailand and Malaysia in August 2024 and in South Africa in October 2024.

Separately, in July 2024, we received MDR CE marks allowing for the continued sale of 10 devices into the European market. Previously we had obtained 4 MDR CE marks. In total, we expect to receive 22 MDR CE marks by the end of 2025. The European Commission has designated the end of 2028 as the final MDR CE mark deadline.

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

•

In April 2023, we entered into an agreement with Elutia Inc. to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we can distribute the products for three years with an option to acquire Elutia Inc’s worldwide cardiovascular porcine patch business during the second and third year of the agreement. Sales through LeMaitre Vascular for the nine months ended December 31, 2023, were $4.1 million. Sales through LeMaitre Vascular for the nine months ended September 30, 2024 were $4.0 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new enterprise resource planning system (ERP) to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. We have been preparing for this transition since 2022 and have hired an experienced consulting team to assist in this transition, and in the U.S., we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in Q1 2024. We expect to implement this new system in selected countries in Europe in 2025, starting with the United Kingdom. As of September 30, 2024, we have capitalized costs on our balance sheet of approximately $4.0 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2024, approximately 42% of our sales took place outside of the U.S., largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For the nine months ended September 30, 2024, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by $0.3 million, as compared to rates in effect for the nine months ended September 30, 2023.

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

Results of Operations

Comparison of the three- and nine-month periods ended September 30, 2024 to the three- and nine-month periods ended September 30, 2023:

The following tables set forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2024	2023	change	2024	2023	change
	(in thousands)			(in thousands)
Net sales	$54,819	$47,411	16%	$164,146	$144,601	14%

Net sales by geography:
Americas	$35,802	$31,863	12%	$107,954	$97,496	11%
Europe, Middle East and Africa	15,001	12,322	22%	44,694	38,179	17%
Asia Pacific	4,016	3,226	24%	11,498	8,926	29%
Total	$54,819	$47,411	16%	$164,146	$144,601	14%

Net sales. Net sales increased by $7.4 million, or 16%, to $54.8 million for the three months ended September 30, 2024, compared to $47.4 million for the three months ended September 30, 2023. The increase was driven primarily by higher average selling prices, strong hospital procedure volumes, and additional sales representatives. Allograft preservation services increased $1.7 million, bovine graft sales increased $1.2 million, bovine vascular patch sales increased $1.2 million, and carotid shunt sales increased $0.8 million. We estimate that the weaker U.S. dollar increased net sales by less than $0.1 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Direct-to-hospital net sales were 95% of our total net sales for both the three months ended September 30, 2024 and 2023.

Net sales increased by $19.5 million, or 14%, to $164.1 million for the nine months ended September 30, 2024, compared to $144.6 million for the nine months ended September 30, 2023. The increase was driven primarily by higher average selling prices, strong hospital procedure volumes, and additional sales representatives. Allograft preservation services increased $4.2 million, bovine vascular patch sales increased $3.1 million, carotid shunt sales increased $3.0 million, and bovine graft sales increased $2.3 million. We estimate that the stronger U.S. dollar decreased net sales by $0.3 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Direct-to-hospital net sales were 95% and 96% of our total net sales for the nine months ended September 30, 2024 and 2023, respectively.

Net sales by geography. Net sales in the Americas increased $3.9 million, or 12%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven primarily by increased sales of allograft preservation services of $1.4 million, bovine grafts of $1.2 million, bovine vascular patches of $0.5 million, and valvulotomes of $0.4 million.

Net sales in the Americas increased $10.5 million, or 11%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven primarily by increased sales of allograft preservation services of $3.5 million, bovine grafts of $2.2 million, bovine vascular patches and porcine patches of $1.5 million each, and valvulotomes of $1.0 million.

EMEA net sales increased $2.7 million, or 22%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven primarily by increased sales of carotid shunts of $0.6 million, bovine vascular patches of $0.5 million, and allograft preservation services, valvulotomes and embolectomy catheters of $0.3 million each.

EMEA net sales increased $6.5 million, or 17%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven primarily by increased sales of carotid shunts of $2.2 million, bovine vascular patches of $1.2 million, allograft preservation services of $0.7 million, and embolectomy catheters, valvulotomes and polyester grafts of $0.6 million each.

Asia Pacific net sales increased $0.8 million, or 24%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven primarily by increased sales of ePTFE vascular grafts and bovine vascular patches of $0.2 million each, and embolectomy catheters, over-the-wire embolectomy catheters and valvulotomes of $0.1 million each.

Asia Pacific net sales increased $2.6 million, or 29%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven primarily by increased sales of over-the-wire embolectomy catheters and ePTFE vascular grafts of $0.6 million each, and bovine vascular patches and embolectomy catheters of $0.3 million each.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2024	2023	Change	change	2024	2023	Change	change
	(in thousands)				(in thousands)
Gross profit	$37,178	$30,815	$6,363	21%	$112,311	$93,784	$18,527	20%

Gross margin	67.8%	65.0%	2.8%	*	68.4%	64.9%	3.6%	*

*Not applicable

Gross profit increased $6.4 million, or 21%, to $37.2 million for the three months ended September 30, 2024, and gross margin increased 280 basis points to 67.8% in the period. The increase in gross profit was driven primarily by increased sales, particularly from allograft preservation services, bovine grafts, bovine vascular patches and carotid shunts. The increase in gross margin was driven primarily by greater manufacturing efficiencies and sales price increases, which was partially offset by unfavorable product mix.

Gross profit increased $18.5 million, or 20%, to $112.3 million for the nine months ended September 30, 2024, and gross margin increased 360 basis points to 68.4% in the period. The increase in gross profit was driven primarily by increased sales, particularly from allograft preservation services, bovine vascular patches, carotid shunts and bovine grafts. The increase in gross margin was driven primarily by greater manufacturing efficiencies and sales price increases, which was partially offset by unfavorable product mix, including sales of comparatively lower margin allograft preservation services, and increased excess and obsolescence charges.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2024	2023	$ Change	change	2024	2023	$ Change	change
	(in thousands)				(in thousands)
Sales and marketing	$11,441	$9,673	$1,768	18%	$34,111	$30,786	$3,325	11%
General and administrative	8,933	7,738	1,195	15%	26,766	23,392	3,374	14%
Research and development	3,656	4,224	(568)	(13%)	12,032	12,615	(583)	(5%)
Restructuring	-	-	-	*	-	485	(485)	*
Total	$24,030	$21,635	$2,395	11%	$72,909	$67,278	$5,631	8%

	Three months ended September 30,			Nine months ended September 30,
	2024	2023		2024	2023
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	21%	20%	1%	21%	21%	0%
General and administrative	16%	16%	0%	16%	16%	0%
Research and development	7%	9%	(2%)	7%	9%	(2%)
Restructuring	0%	0%	0%	0%	0%	0%

* Not a meaningful percentage relationship.

Sales and marketing. For the three months ended September 30, 2024, sales and marketing expenses increased 18% to $11.4 million. The increase was driven primarily by higher sales representative headcount, which resulted in increased compensation and related expenses of $1.2 million. Additionally, travel and training expenses increased $0.5 million. Sales rep headcount was 146 as of September 30, 2024, a 7% increase from September 30, 2023. As a percentage of sales, sales and marketing expenses increased to 21% for the three months ended September 30, 2024, up from 20% in the prior period.

For the nine months ended September 30, 2024, sales and marketing expenses increased 11% to $34.1 million. The increase was driven primarily by higher sales representative headcount, which resulted in increased compensation and related expenses of $2.5 million. Additionally, travel, training and sales meeting expenses increased $1.0 million and outside services increased $0.1 million. The increase was partially offset by lower general supplies of $0.3 million. As a percentage of sales, sales and marketing expenses remained consistent at 21% for the nine months ended September 30, 2024 versus the prior year period.

General and administrative. For the three months ended September 30, 2024, general and administrative expenses increased 15% to $8.9 million. The increase was driven primarily by higher headcount and related recruiting fees, accrued bonus, and stock compensation expenses, which resulted in increased compensation and related expenses of $0.9 million. Additionally, facilities expenses increased $0.3 million. As a percentage of sales, general and administrative expenses remained consistent at 16% for the three months ended September 30, 2024 versus the prior year period.

For the nine months ended September 30, 2024, general and administrative expenses increased 14% to $26.8 million. The increase was driven primarily by higher compensation and related expenses of $1.4 million, outside services and professional fees of $1.1 million, and facilities expenses of $0.5 million. Additionally, bad debt expenses increased $0.3 million due to the increased uncertainty of accounts receivable collectability related to a small number of our customers. As a percentage of sales, general and administrative expenses remained consistent at 16% for the nine months ended September 30, 2024 versus the prior year period

Research and development. For the three months ended September 30, 2024, research and development expenses decreased 13% to $3.7 million. The decrease was driven by comparatively higher costs in the prior year period related to outside services, professional fees and testing costs related to MDD and MDR approvals of $0.4 million. Additionally, process engineering expenses decreased $0.4 million as CardioCel device manufacturing was initiated at our Burlington facility, and related expenses were allocated to cost of sales. The decrease was partially offset by higher compensation and related expenses of $0.2 million. As a percentage of sales, research and development expenses decreased to 7% for the three months ended September 30, 2024, down from 9% in the prior year period.

For the nine months ended September 30, 2024, research and development expenses decreased 5% to $12.0 million. Process engineering expenses decreased $0.5 million as CardioCel device manufacturing was initiated at our Burlington facility, and related expenses were allocated to cost of sales. As a percentage of sales, research and development expenses decreased to 7% for the nine months ended September 30, 2024, down from 9% in the prior year period.

Restructuring. For the three and nine months ended September 30, 2024, there were no restructuring expenses. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the nine months ended September 30, 2023, we recorded additional restructuring expenses of $0.5 million. The additional expenses consisted primarily of employment termination, settlement, legal and other third-party costs.

Income tax expense. We recorded a tax provision of $3.4 million on pre-tax income of $14.6 million for the three months ended September 30, 2024, compared to a $2.3 million tax provision on pre-tax income of $9.8 million for the three months ended September 30, 2023. We recorded a tax provision of $10.0 million on pre-tax income of $42.9 million for the nine months ended September 30, 2024, compared to a tax provision of $6.5 million on pre-tax income of $28.2 million for the nine months ended September 30, 2023.

Our effective income tax rate was 23.4% and 23.3% for the three- and nine-month periods ended September 30, 2024. Our tax expense for the current period is based on an estimated annual effective tax rate of 24.1%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 23.6% and 23.1% for the three- and nine-month periods ended September 30, 2023. Our 2023 provision was based on the estimated annual effective tax rate of 24.9%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three- and nine-month periods ended September 30, 2023 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of September 30, 2024, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

Liquidity and Capital Resources

As of September 30, 2024, our cash and cash equivalents were $21.0 million as compared to $24.3 million as of December 31, 2023. We had $102.9 million in short-term marketable securities as of September 30, 2024, and $80.8 million as of December 31, 2023. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. Our short-term marketable securities consist of a managed income mutual fund investing mainly in short-term investment grade, U.S. dollar denominated fixed and floating-rate debt, and a short-duration bond fund. As of September 30, 2024, our short-term marketable securities reflected an unrealized loss of $0.4 million as a result of increasing market interest rates.

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

We recognized operating income of $39.4 million for the nine months ended September 30, 2024, compared to $26.5 million for the nine months ended September 30, 2023. For the year ended December 31, 2023, we had operating income of $36.7 million. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On October 24, 2024, our Board of Directors approved a quarterly cash dividend on our common stock of $0.16 per share payable on December 5, 2024, to stockholders of record at the close of business on November 21, 2024.

Cash Flows

	Nine months ended September 30,
	2024	2023	Net Change
	(in thousands)
Cash and cash equivalents	$21,001	$18,051	$2,950

Cash flows provided by (used in):
Operating activities	$28,942	$26,005	$2,937
Investing activities	(26,228)	(22,454)	(3,774)
Financing activities	(5,979)	(4,445)	(1,534)

Net cash provided by operating activities. Net cash provided by operating activities was $28.9 million for the nine months ended September 30, 2024, consisting of $32.9 million in net income, adjustments for non-cash or non-operating items of $14.9 million (including primarily depreciation and amortization of $7.2 million, stock-based compensation of $4.8 million, provisions for inventory write-offs and credit losses of $2.6 million, and foreign currency effect on net income of $0.2 million), and a net use of working capital of $18.8 million. The net cash used for working capital was driven by an increase in accounts receivable of $7.4 million, an increase in inventory and other deferred costs of $8.9 million, and payments of accounts payable and other liabilities of $2.5 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $0.1 million.

Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2023, consisting of $21.6 million in net income, adjustments for non-cash or non-operating items of $12.9 million (including primarily depreciation and amortization of $7.1 million, stock-based compensation of $3.9 million, provisions for inventory write-offs and credit losses of $1.5 million, and loss on divestiture of $0.5 million), and a net use of working capital of $8.6 million. The net cash used for working capital was driven by an increase in accounts receivable of $2.1 million, an increase in inventory and other deferred costs of $7.6 million, and an increase in prepaid expenses and other assets of $1.2 million. These cash uses were offset by an increase in accounts payable and other liabilities of $2.3 million.

Net cash used in investing activities. Net cash used in investing activities was $26.2 million for the nine months ended September 30, 2024, consisting of expenditures on property and equipment of $4.9 million and purchases of marketable securities of $21.3 million.

Net cash used in investing activities was $22.5 million for the nine months ended September 30, 2023, consisting of expenditures on property and equipment of $6.0 million, purchases of marketable securities of $15.6 million, and acquisition related payments of $0.9 million.

Net cash used in financing activities. Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2024, consisting of proceeds from stock option exercises of $4.8 million, net of shares repurchased used to pay employee payroll taxes. This proceed of cash was offset by dividend payments of $10.8 million.

Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2023, consisting of proceeds from stock option exercises of $4.9 million, net of shares repurchased used to pay employee payroll taxes. This proceed of cash was offset by dividend payments of $9.3 million.

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2024. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to revenue recognition, inventory valuation, valuation of intangible assets and goodwill, contingent consideration and income taxes are reviewed on an ongoing basis and updated as appropriate. Actual results may differ from those estimates.

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

Based on an evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance levels.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of November 8, 2024, that management believes would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. However, we cannot provide any assurance that any risk factor will not materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program
July 1, 2024 through July 31, 2024	-	$-	-	$-
August 1, 2024 through August 31, 2024	21	$85.36	-	$-
September 1, 2024 through September 30, 2024	-	$-	-	$-
Total	21	$85.36	-	$-

(1) For the three months ended September 30, 2024, we repurchased 21 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2024.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Joseph P. Pellegrino, Jr.
Joseph P. Pellegrino, Jr.
Chief Financial Officer and Director