Form 10-K
period 2024-12-31
LEMAITRE VASCULAR INC
filed 2025-02-28
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.7 billion computed by reference to the last reported sale price of $82.28 per share as reported by The Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 24, 2025, the registrant had 22,558,631 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2024 ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, without limitation, statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “will,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we reasonably believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	competition from other medical device companies and alternative medical technologies;
•	our ability to source, acquire, and integrate acquisitions;
•	our ability to increase the selling prices of our products;
•	our ability to maintain historic levels of profit growth;
•	our dependence on sole- or limited-source suppliers;
•	our implementation of our new enterprise resource planning system;
•	disruptions to our information technology systems or breaches of our information security systems;
•	our ability to engage sales call points other than vascular surgeons;
•	our ability to procure, process, and preserve human tissue and comply with relevant regulatory requirements;
•	the impact of a disruption in our manufacturing facilities;
•	our ability to navigate the risks inherent in operating internationally;
•	our ability to transition to direct sales models in certain international territories;
•	the status of our regulatory approvals and compliance with regulatory requirements to market and sell our products both domestically and internationally;
•	the occurrence of litigation relating to product liability, employment matters, intellectual property, contract disputes, and other commercial matters;
•	the occurrence of product defects or recalls;
•	our ability to service and repurchase our debt;
•	the dilutive effect of a conversion of our debt;
•	our ability to navigate executive officer transitions and retain key personnel;
•	our ability to protect our intellectual property; and
•	volatility in the price of our common stock.

We undertake no obligation to update any of the forward-looking statements contained in this Annual Report on Form 10-K after the date of this report, except as required by law or the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other SEC filings.

Unless the context indicates otherwise, references to “LeMaitre,” “LeMaitre Vascular,” “the Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to LeMaitre Vascular, Inc. and its subsidiaries.

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, Cardial, CardioCel, DuraSure, Eze-Sit, Glow ‘N Tell, LeverEdge, LifeSpan, OmniFlow, PhasTipp, Pruitt, Pruitt F3, RestoreFlow, Syntel, TufTex, VascuCel, VascuTape, and XenoSure are registered trademarks of LeMaitre Vascular or one of its subsidiaries, and Chevalier and Flexcel are trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

Item 1.	Business

Overview

LeMaitre Vascular is a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons, and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $1 billion.

We sell our products and services primarily through a direct sales force. As of December 31, 2024, our sales force comprised 152 sales representatives in North America, Europe, the United Kingdom, or UK, and Asia Pacific, including four export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; and Maisons-Alfort, France. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the year ended December 31, 2024, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors.

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

Vascular surgeons treat peripheral vascular disease and perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 22,000 vascular surgeons worldwide. In contrast to other specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both open vascular surgeries and endovascular procedures. Open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based, and treat vessels from within using real-time imaging. We estimate that in 2024, over 95% of our net sales were from devices used in open surgical procedures.

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

•

Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2024 approximately 80% of our sales were from devices and cryopreserved tissue used by vascular surgeons. As vascular surgeons typically perform both open vascular surgeries and endovascular procedures, we sell devices in both the open and endovascular markets to the same end user. More recently we have begun to focus on adjacent market end users, such as cardiac surgeons, who can be served by our devices and tissue processing capabilities.

•

Low rivalry niche segments. We seek to build and maintain leading positions in niche segments, which we define as under $300 million in annual worldwide revenue. We believe that the relative lack of focus on these segments by larger competitors, as well as the differentiated features and consistent availability and quality of our products, enable higher selling prices and market share gains.

•

Direct sales force expansion and the addition of complementary products. We sell our products primarily through a direct sales force in North America, Europe and Asia Pacific. We ended 2024 with 152 direct sales representatives, including four export managers. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we sell our products through distributors. For the year ended December 31, 2024, approximately 95% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms, mostly through acquisitions. We believe our experience acquiring and integrating product lines and businesses is one of our competitive advantages. We continually evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines or develop new applications for our existing technologies. We also obtain regulatory approvals for our devices and services in new segments and geographies in order to further access the broader peripheral vascular device market and select other markets.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the LeMaitre Valvulotome. Through a combination of 24 complementary acquisitions as well as research and development, we have expanded our portfolio to twelve different product types:

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

We manufacture most of our devices in-house, having relocated the manufacturing operations of 22 of our 24 acquisitions to our Burlington, Massachusetts headquarters. The human tissue processing and cryopreservation operations associated with RestoreFlow allografts occurs in our Fox River Grove, Illinois facility. Artegraft biologic graft production takes place in our North Brunswick, New Jersey facility.

Our Products and Services

Our portfolio of product lines is primarily used to treat vascular disease, of which most are used in open vascular surgery and dialysis access. We also offer human vascular and cardiac tissue cryopreservation services. No single product line accounted for more than 20% of our revenues in 2024, 2023, or 2022.

Our product offerings include a suite of biologic products. These offerings include the XenoSure patch (bovine pericardium), CardioCel and VascuCel patches (bovine pericardium), Artegraft (bovine carotid artery), Omniflow II biosynthetic graft (ovine tissue and synthetic mesh), RestoreFlow allograft cryopreservation services (human cadaveric tissue), and cardiovascular patches (porcine extracellular matrix) that we distribute for Elutia Inc. These biologic offerings represented 52% of our sales in 2024, 51% of our sales in 2023, and 49% of our sales in 2022.

Allografts

Through our RestoreFlow allograft business, we provide human cadaver tissue cryopreservation services, in particular the processing and cryopreservation of veins, arteries, and cardiac valved conduits. Our RestoreFlow allografts are cryopreserved human tissue grafts, including saphenous veins, femoral veins and arteries, aorta and iliac arteries, aortic and pulmonary valved conduits, and pulmonary patches. These allografts are used in a variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections, as well as in cardiac repair and reconstruction.

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

Bovine Grafts

Our Artegraft biologic graft is a bovine carotid artery used primarily for dialysis access. Its biological fibrous matrix is processed to enhance long-term patency and provide a cross-linked conduit that is flexible and compliant. Artegraft is also indicated for lower extremity bypass.

Cardiac and Vascular Patches

Our XenoSure biologic patches are made from bovine pericardium and are used primarily for closure of vessels after surgical intervention.

Our VascuCel and CardioCel biologic patches are acellular, collagen bioscaffolds with optimized biocompatibility and minimal aldehyde toxicity. These bovine pericardium patches are used in vessel repair as well as heart repair and reconstruction, including neonatal repairs.

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

Closure Systems

Our AnastoClip AC and AnastoClip GC closure systems attach vessels to one another with titanium clips instead of sutures. These closure systems create an interrupted anastomosis that expands and contracts as the vessel pulses. The AnastoClip AC and AnastoClip GC closure systems also enable dura closure in neuro applications.

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

Phlebectomy System

Our PhasTIPP Powered Phlebectomy System is indicated for use in phlebectomy procedures for resection and ablation of varicose veins. The illuminator is also indicated for use without the resector for visualization of varicose veins and infusion of tumescent solution during an ambulatory phlebectomy case.

ePTFE Vascular Grafts

Our LifeSpan vascular graft is an expanded polytetrafluoroethylene (ePTFE) graft used to bypass or replace diseased arteries and to create dialysis access sites. LifeSpan is available in both regular and thin wall options with optional full or partial external spiral support. Our stepped and tapered LifeSpan grafts are designed to reduce the risk of steal syndrome and high cardiac output.

Radiopaque Tape

Our VascuTape radiopaque tape is a flexible, medical-grade tape with centimeter or millimeter markings printed with a proprietary radiopaque ink which is visible to the eye and an x-ray machine or fluoroscope. VascuTape is applied to the skin and provides surgeons and interventionalists with a simple way to cross-reference between the inside and the outside of a patient’s body.

Valvulotomes

Our valvulotomes cut or disrupt valves in the saphenous vein, a vein that runs from the foot to the groin, so the vein can be repurposed as an artery to carry blood past diseased arteries to the lower leg or foot. We believe our valvulotomes reduce costs for hospitals by enabling lower extremity bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing hospital stays and wound complications.

Sales and Marketing

As of December 31, 2024, we employed 152 sales representatives, including four export managers. We believe the expansion of our sales force has been a key success factor, and it remains one of our primary long-term strategies. Approximately 95% of 2024 net sales occurred in territories in which we employ sales representatives. Outside our direct markets, we generally sell our products through country-specific distributors.

Our marketing efforts include direct mail, digital marketing, and exhibitions at medical congresses, which we believe are important to our brand development. We believe that marketing allows us to connect with vascular surgeons who are beyond the reach of our direct sales force.

We also provide training to our vascular surgeons on specific procedures including in situ bypass, AV access, carotid endarterectomy, and interrupted anastomosis, as well as a general surgical skills training program targeting less-experienced doctors.

Research and Development

Our research and development efforts are comprised of regulatory and clinical work, process engineering, manufacturing transfers and product development. More recently, we have focused our research and development efforts on cardiac allograft and next-generation powered phlebectomy projects. The PhasTIPP Powered Phlebectomy System was launched in the U.S. in the first half of 2024.

Manufacturing transfers have become a significant portion of our research and development spend. In 2022, we completed the relocation work for the Omniflow II product line and were granted approval to market devices manufactured in Burlington in the European Union, or EU. In 2024, the CardioCel and VascuCel transfer to Burlington was completed and we began marketing these Burlington-manufactured devices in the United States, Canada and portions of Asia Pacific.

In 2017 the EU adopted European Medical Device Regulation (2017/745), or MDR, which replaced the European Medical Devices Directive (93/42/EC as amended by 2007/47/EC), or MDD, and became effective as of May 26, 2021. After this date, our MDD certificates then in effect remained valid until their expiration dates in 2027 and 2028, depending on their classifications. Our products will eventually be subject to the MDR, which require all of our products, regardless of classification, to obtain a new Conformité Européenne, or CE, mark in accordance with the new, more stringent, standards.

In July 2024, we received MDR CE marks enabling the continued sale of ten devices into the EU. Previously we had obtained four MDR CE marks. In January 2025, we received MDR CE marks to market Burlington-manufactured CardioCel and VascuCel devices in the EU. In total, we expect to receive 23 MDR CE marks by the end of 2025.

We direct our process engineering efforts toward improving manufacturing efficiencies to improve quality and increase our gross margin. In 2022, we began the review and update of the manufacturing process of our Artegraft product line in an effort to apply for its MDR CE mark. We applied for the CE mark in December 2023. We anticipate CE mark approval in the first half of 2025. In addition, in 2024 we made a significant investment in our allograft preservation services business, constructing, validating and putting into service a new cleanroom. This investment was done in order to support the application of allograft tissue distribution in Germany. We will also pursue approvals for allograft preservation services in Ireland in 2025.

Our regulatory and clinical efforts have historically been focused on obtaining and maintaining regulatory approvals in various geographies. In the past, we have typically not conducted clinical trials as we have usually acquired product lines with established regulatory approvals. In addition, we preferred to avoid the time, expense, and risk associated with initiating clinical trials. However, increasing regulatory requirements in many geographies have resulted in the need for more clinical testing.  As such, this component of our research and development spending has increased in recent years. In 2017, we initiated clinical trials in an effort to obtain the approval of our XenoSure patch in China for cardiac and vascular indications. We received approval to market XenoSure with the cardiac indication in China in December 2024. We expect to submit the vascular indication application to the Chinese National Medical Products Administration, or NMPA, in 2025.

Manufacturing and Processing

Our primary manufacturing facilities are located in Burlington, Massachusetts. We also have facilities in North Brunswick, New Jersey where Artegraft is produced, and Fox River Grove, Illinois where RestoreFlow allografts are processed.

Historically, our strategy has been to transfer manufacturing of most acquired product lines into our Burlington operations. In 2021, we completed the construction of an additional biologic cleanroom for the manufacturing of CardioCel and VascuCel. In 2022, we expanded the footprint of our main Burlington cleanroom and raw materials warehouse by approximately 40% in an effort to accommodate increased production and a direct labor hiring surge. In 2024, we completed the transfer of our manufacturing of CardioCel and VascuCel into Burlington. We believe these cleanroom expansions and product transfers will increase efficiency.

Additionally, in 2024 we successfully added cleanroom facilities in Fox River Grove, Illinois to support the growth of our RestoreFlow allograft product line. This expansion was intended to meet the stringent GMP Annex I standards. The enhanced cleanroom capacity enables us to better access markets outside of North America.

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

We purchase certain components from, and have certain product lines manufactured by, third parties. Most of our components are readily available from several supply sources, but we do rely on single- and limited-source suppliers for several key components or products. We do not have contractual arrangements with many suppliers and manufacturers, and we order supplies and products as-needed. There are relatively few, or in some cases no, alternative, validated sources for some supplies, products or components. At any time, our suppliers could discontinue or become incapable of manufacturing these materials on acceptable terms. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant costs. To date, we have not experienced any significant supply disruptions.

Quality Assurance

Our Burlington and North Brunswick manufacturing facilities have been certified to ISO 13485 standards, which enables us to provide high-quality products and satisfy regulatory requirements of the EU, Canada, and other foreign jurisdictions. Our Fox River Grove, Illinois facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation. All of our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and notified bodies, independent organizations that assess products to ensure they meet legal requirements before they are put on the market, to ensure compliance with regulatory requirements. See “Government Regulation” for further information. During 2023, we underwent seven regulatory audits and eighteen internal audits. There were no material findings. During this same period, we had one class II recall in Europe that was related to a manufacturing process and one class 3 recall in the United States related to a supply process. Neither recall involved a patient injury. During 2024, we underwent five regulatory audits and fourteen internal audits. There were no material findings.

Competition

The segments in which we compete are characterized by periodic change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Abbott; Baxter; Artivion; Becton, Dickinson; Edwards Lifesciences; Getinge; LifeNet Health; Terumo; and W. L. Gore.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales, and personnel resources than we do. Certain competitors are able to manufacture at lower costs and may therefore offer their products at lower prices, especially polyester and ePTFE vascular grafts. Certain competitors may also have greater experience in developing and improving products, obtaining regulatory approvals, and manufacturing and marketing such products. In the case of allografts, certain competitors may have an advantage in sourcing tissue. Additionally, some of our competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization before us, which could adversely affect our business.

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

Our products are used to treat peripheral vascular disease, renal disease, diabetes, and other related illnesses. The market for our products and services is competitive and affected by new product introductions and activities of other industry participants, including the introduction of novel products and therapies.

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

Most of our products are not protected by patents. Patent protection is not available when we acquire a commercialized product that is not patented, such as the Artegraft biologic graft. In the past, other companies have independently developed or otherwise acquired comparable or substantially equivalent proprietary information and techniques, and there can be no assurance that others will not do so in the future. Separately, we require employees and consultants to sign confidentiality agreements. These confidentiality agreements require employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during their engagement. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies.

The laws of foreign countries often do not protect our proprietary rights to the same extent as do U.S. laws, and we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

See “Item 1A. Risk Factors” for a description of certain risks associated with our intellectual property.

Government Regulation

Medical devices and human tissues are subject to regulation by the U.S. Food and Drug Administration, or FDA, and other federal and state authorities and foreign governments.

U.S. Regulation of Medical Devices

Most of our products are medical devices subject to extensive regulation by the FDA under 21 U.S. Code Chapter 9, the Federal Food, Drug, and Cosmetic Act, or the FDCA. FDA regulations govern, among other things, product development, testing, manufacturing, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export.

Premarket Pathways

Most medical devices must receive either 510(k) clearance or premarket application, or PMA, approval from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Class II devices may be subject to special controls, such as performance standards and FDA guidelines that are not applied to Class I devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device or to a pre-amendment Class III device (i.e., one in commercial distribution before May 28, 1976) for which PMA applications have not been called, are placed in Class III, which generally requires PMA approval. In all cases, a user fee is required for 510(k) submissions and PMA applications.

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared Class I or Class II device or a pre-amendment Class III device). The FDA’s 510(k) clearance pathway usually takes from three to twelve months. In reviewing a 510(k) clearance, the FDA may request additional information, including clinical data. Nearly all of our devices sold in the United States have 510(k) clearance, with the exception of our Artegraft biologic vascular graft.

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

PMA Approval. The PMA approval pathway requires proof of the safety and effectiveness of the proposed device to the FDA’s satisfaction, making this pathway more costly, lengthy, and uncertain. A PMA application must provide preclinical and clinical trial data, as well as information about the device and its components regarding device design, manufacturing, and labeling. As part of the PMA review, the FDA will often inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR.

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

Clinical Trials. A clinical trial is typically required to support a PMA application and is sometimes required to support 510(k) clearance. In some cases, smaller feasibility studies may precede a more comprehensive, pivotal Investigational Device Exemption, or IDE, clinical trial. All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients, the FDA must approve an IDE application. A non-significant risk device does not always require an IDE submission to the FDA, however, both significant risk and non-significant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers. The FDA and the IRB may suspend a clinical trial at any time. During a study, the investigators must obtain patient informed consent, follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record-keeping requirements.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.

Historically, our devices have been introduced into the U.S. market using 510(k) clearance. We have not used the PMA process for any products that we currently market or sell in the United States, other than our Artegraft vascular grafts, which had PMA approval at the time of the acquisition.

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

We participate in the Medical Device Single Audit Program, or MDSAP, which allows manufacturers to undergo a universal quality system audit that is accepted in the United States, Japan, Australia, Canada and Brazil in lieu of individual audits by each regulator. Maintenance of this certification is a requirement to sell in certain geographies, including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or the other geographies. Our last MDSAP audit was in July 2024 and the audit results were deemed satisfactory by SGS, our notified body. Additionally, our New Jersey facility underwent its first MDSAP audit in October 2024 and received certification in January 2025.

International sales of medical devices manufactured in the U.S. that are not approved or cleared by the FDA are subject to FDA export requirements. Before exporting unapproved products to a foreign country, we must comply with the FDA’s exporting procedures.

International Regulation of Medical Devices

Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary from country to country. The EU and UK have adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling, and adverse event reporting, including the MDD, and more recently, the MDR and the UK medical device regulations, or UKMDR. Devices that comply with the requirements of the MDD, MDR or UKMDR are entitled to bear a CE mark, or UK Conformity Assessed, or UKCA, mark in the UK, and can be distributed in EU countries, as well as the UK, Iceland, Lichtenstein, Norway, Turkey and Switzerland. Each member state of the EU and the UK has established a “Competent Authority” to apply the directive/regulations in its territory.

In April 2017, the EU adopted the new MDR regulations for medical devices, which replace the MDD and took effect as of May 26, 2021, with a transition period now ending in 2027 and 2028 for most Class II and Class III devices. Our products are subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As our Notified Bodies continue their transition from MDD to MDR, they have begun to enforce these more rigorous requirements even to maintain the current CE marks. If we fail to obtain new CE marks on any of our other products under the MDR in a timely manner, or at all, future sales of our products in the EU could be adversely impacted. In January 2023, we received our first CE mark under the MDR for our Pruitt F3 Shunt, and in November 2023 we received marks for the XenoSure and Flexcel devices. In 2024, we received additional MDR CE marks covering Albograft, Occlusion Catheters, Embolectomy catheters, valvulotomes, and Omniflow II. We had a supply agreement with Anteris to continue supplying products through January 2025, which has now expired. Our MDR application was also approved in January 2025 for our CardioCel and VascuCel products, which allows us to transition to our Burlington facility for future supply of these products.

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

The UK left the EU on January 31, 2020, commonly referred to as “Brexit”. We opened our Hereford, England office in 2019 largely in response to Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020. After December 31, 2020, medical device manufacturers wishing to import their devices into the UK were provided a transition period for registration of their devices until the end of 2021. We complied with this deadline, and all of our CE marks continue to be recognized in the UK. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, subsequently announced that CE marking will continue to be recognized in the UK and certificates issued by EU-recognized notified bodies will continue to be valid in the UK market until 2027 and 2028, in alignment with the MDR transition. After this time, all devices marketed in the UK will require UKCA marks certified by a UK “Approved Body.” If we fail to obtain UKCA conformity our sales in the UK could be negatively affected. In January 2023 we received our first UKCA mark for the Pruitt F3 Shunt, and in November 2023 we received our second and third UKCA marks for XenoSure and Flexcel. In 2024 we received additional UKCA marks covering Albograft, Occlusion Catheters, Embolectomy catheters, valvulotomes, and Omniflow II.

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

Canada regulates medical devices through Health Canada, or HC. HC classifies medical devices into four classifications, with Class I being the lowest risk. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications. Higher risk devices (Class III and IV) require dossiers that resemble U.S. 510(k) applications. As a holder of Canadian device licenses, we are subject to inspection by HC at our Vaughan, Canada office, and we must maintain a valid MDSAP certificate. Our Vaughan, Canada office was most recently inspected in August 2017, the results of which were satisfactory. Our Burlington office was most recently audited under the MDSAP in July 2024, the results of which were satisfactory.

In Japan, the Ministry of Health, Labor and Welfare, or MHLW, regulates medical devices through the Pharmaceutical Affairs Law. As a holder of Japanese device licenses, we are also subject to inspection by several Japanese authorities including Japan’s Pharmaceutical and Medical Device Agency, or PMDA, Tokyo Metropolitan Government, or TMG, and third parties such as Japan’s Electrical Safety & Environmental Technologies Laboratories, or JET. Our Tokyo office was most recently inspected by JET in March 2024, the results of which were satisfactory.

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration, or TGA. The TGA has built its regulatory framework around requirements similar to Europe. As such, lower risk medical devices may gain marketing clearance using their existing EU-issued CE marking. Higher risk devices must go through a design review which can be costly and take longer. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active. As a holder of Australian device licenses, we are also subject to inspection by TGA in both Australia and the United States. Our North Melbourne facility, where we previously manufactured Omniflow II, was inspected by TGA in December 2018, and our Burlington facility was inspected in July 2024 under the MDSAP, the results of both inspections were satisfactory. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside Australia. Our licenses are managed by our sponsor, Emergo Group.

In China, the National Medical Products Administration, or NMPA, regulates and approves all medical devices. China has a three-class risk classification system, with Class I being the lowest. Home country approval, such as 510(k) or PMA clearance, is required as a prerequisite. Additionally, the NMPA often tests devices at its own testing laboratory. The approval process is lengthy and usually requires clinical trials. NMPA licenses are valid for five years and require renewal. As a holder of Chinese device licenses, we are subject to inspection by NMPA in both China and the United States. Our Shanghai offices were inspected by NMPA in August 2018, the results of which were satisfactory. The NMPA requires all companies located outside of China to appoint a legal entity that maintains a registered business inside of China as the license holder. After forming our Chinese subsidiary in 2015, we transferred our licenses from the third-party license holders to our subsidiary.

U.S. Regulation of Human Tissue

FDA

Our allografts are subject to extensive regulation by the FDA under Title 21 of the Code of Federal Regulations, Part 1271 (Human Cells, Tissues, and Cellular and Tissue-Based Products). These regulations were promulgated under Section 361 of the Public Health Service Act, which authorized the FDA to issue regulations to prevent the spread of communicable disease. Under these regulations, the FDA requires registration of establishments that process human cells, tissues, and cellular and tissue-based products. These FDA regulations also establish donor-eligibility criteria, current good tissue practice and other procedures to prevent the introduction, transmission, and spread of communicable diseases by such products, including through donor screening and testing. Our Fox River Grove, Illinois facility is registered with the FDA’s Center for Biologics Evaluation and Research. The regulations also provide for FDA inspection of tissue establishments. The FDA most recently inspected our Fox River Grove, Illinois facility in April 2023, and the results were satisfactory.

AATB

We voluntarily comply with the standards of the tissue bank industry’s accreditation organization, the American Association of Tissue Banks, or AATB. The AATB has established standards for tissue banking and administers an accreditation program. Accreditation must be renewed every three years. Our Fox River Grove, Illinois facility has been accredited by the AATB for the processing, storage, and distribution of cardiac and vascular tissue for transplantation through May 13, 2027. The AATB is entitled to inspect members at any time. The AATB most recently inspected our Fox River Grove, Illinois facility in November 2023, and the results were satisfactory.

NOTA

Under the National Organ Transplant Act, or NOTA, it is unlawful for any person or entity to knowingly acquire, receive, or otherwise transfer any human organ for valuable consideration for use in human transplantation if the transfer affects interstate commerce. However, “valuable consideration” excludes reasonable payments associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of a human organ. We believe the compensation we receive with respect to our allografts falls within this statutory exception.

State Regulation

Certain states regulate the processing, storage and distribution of human tissue. We are licensed or registered with California, Delaware, Florida, Illinois, Maryland, New York, and Oregon. The regulatory agencies of these states may inspect our Fox River Grove, Illinois facility from time to time to monitor compliance with their regulations.

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

International Regulation of Human Tissue

Sales of human tissues services outside the US are subject to international regulatory requirements that vary from country to country. Similar to medical devices, an approval to distribute tissue in the EU is first obtained from a member state that allows entry of the tissue onto the European market. Subsequent distribution to other member states is subject to varying registration requirements based on the state and local authorities in that country. In Canada, our allograft preservation services are regulated by Health Canada’s Biologics and Genetic Therapies Directorate, Health Products and Food Branch. We received approval to market our allograft preservation services in Canada in 2017. In the UK, we are regulated by the Human Tissue Authority, or HTA, and received approval to provide our allograft preservation services in 2022. Applications to UK and European states might also require an inspection of our facilities as well as our suppliers prior to approval. We made applications in 2023 to the Irish and German health authorities seeking approval to import and sell our allograft preservation services inside the European market. As a result of our applications, the German authority has inspected our Fox River Grove, Illinois facility and two of our tissue recovery partners.

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

International

Our success in international markets will depend partly upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems in non-U.S. markets vary by country. The main types of healthcare payment systems are government-sponsored healthcare and private insurance. As in the United States, reimbursement is subject to legislative and regulatory changes and budgetary pressures. Reimbursement approval must be obtained individually in each country. Outside the United States, we may pursue reimbursement approval in countries where we sell directly to the hospital. In other markets, we generally rely on our distributors to obtain reimbursement approval.

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

U.S. Patient Protection and Affordable Care Act

In March 2010, reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act, or PPACA. Under the PPACA we are subject to the Open Payments Act, which requires detailed public disclosure of certain payments and “transfers of value” from us to healthcare professionals, such as the payment of royalties, compensation for services provided and reimbursement for travel and meal expenses. Certain states also require us to disclose similar information or even prohibit some forms of these payments.

Employees and Human Capital Management

We had 664 employees, including 651 full-time employees, as of December 31, 2024. Our full-time employees are as follows: 329 manufacturing and operations, 211 sales and marketing, 68 general and administrative and 43 research and development. On a monthly basis we review (1) hiring needs, (2) the number of new hires, and (3) our voluntary resignation rate. In 2024, we increased our headcount by 37 full-time employees, and our voluntary resignation rate was 10.3%.

Compensation and Benefits

We believe in providing competitive pay and benefits. We use third-party benchmarks to help determine wages. Our compensation is designed to attract, retain, and motivate employees to achieve results while balancing short- and long-term company performance. Annually, we work with external benefits consultants to evaluate the quality, competitiveness, and cost of our benefit offerings to all employees. In 2024, we implemented employer paid Long Term Disability and Life Insurance for our U.S. employees.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct sales representatives and independent distributors. No single customer accounted for more than 2% of our net sales in 2024.

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

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations portion of our website (www.lemaitre.com) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The address of the SEC’s website is www.sec.gov. Information on our investor relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K. The SEC maintains an internet site that contains reports, proxy and information statements, and other information. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless required to do so by law. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, our Compensation Recovery Policy, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are available on our website and are available in print to any stockholder who requests such information.

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. You should consider the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business. The following factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management. Investors should consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business

We face competition from other medical device companies and alternative medical technologies, and we may not be able to compete effectively.

The segments in which we primarily operate are competitive, subject to change, and affected by new product introductions. Our competitors vary by product line, as no company directly competes against us with respect to all our offerings. Certain competitors:

•	have substantially greater capital resources, larger customer bases, broader product lines, larger sales forces, and larger research and development or regulatory staffs and resources;
•	have stronger reputations and relationships with our target customers;
•	have developed more extensive distribution channels;
•	are or may be able to manufacture and distribute products more efficiently at lower costs and offer comparable products at lower prices;
•	have greater experience in developing and improving products, obtaining regulatory approvals, and manufacturing and marketing products;
•	may develop technologies and products that are safer, more effective, easier to use, or less expensive than ours; and
•	may obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us.

Our open vascular surgical products additionally compete to varying degrees with endovascular devices, and we may experience sales erosion to the extent industry trends favor endovascular procedures. We are also potentially vulnerable to companies outside of the peripheral vascular device space that may develop technologies, products, procedures, or services that may impact the demand for or use of our products and services. To the extent we experience increased competitive pressures, whether direct or indirect, we could suffer loss of sales and market share or need to undertake competitive countermeasures, such as price reductions, that could cause our operating results to decline.

If we are unable to source, acquire and integrate new businesses, product lines, or technologies, we may not achieve our growth objectives and our results of operations could suffer.

We have limited internal research and development resources and capabilities. We have historically introduced few internally-developed new devices to market. A significant portion of our growth has been driven by acquisitions. Although we have completed 24 acquisitions since our founding, we have not completed an acquisition since 2020. Acquisition targets in the open vascular surgery space may be limited, and even to the extent that we are able to identify acquisition opportunities, there may be reasons that we are unable to consummate acquisitions, including, without limitation, an inability to agree upon acceptable acquisition terms, the presence of competitive bids, and regulatory or antitrust challenges. If we are unable to complete future potential acquisitions, our ability to grow may be inhibited.

Even to the extent we complete acquisitions, we may experience:

•	difficulties in integrating acquired businesses, personnel, and products into our existing business;
•	difficulties or delays in integrating manufacturing operations into our existing business or successfully replicating manufacturing processes at new manufacturing facilities on a cost-effective basis;
•	decline in our corporate gross margin due to lower margins associated with acquired devices;
•	reduction in volume from key customers, particularly where the acquired company had concentrated sales;
•	diversion of management’s time from other business concerns;
•	higher costs of integration than anticipated;
•	unanticipated liabilities included as part of the acquisition;
•	disputes or litigation with former owners related to contingent payments, liabilities assumed, or other matters;
•	challenges in complying with regulatory requirements to which we were not previously subject;
•	increased regulatory scrutiny;
•	challenges in transferring, maintaining or obtaining regulatory approvals for acquired products;
•	difficulties in retaining key employees of the acquired business;
•	difficulties or delays in transitioning clinical studies or unfavorable results from such clinical studies;
•	loss of key suppliers or issues with the ongoing supply of the acquired product from its former owners;
•	charges related to the acquisition of in-process research and development; or
•	dilution as a result of equity financing or the incurrence of additional debt required to fund acquisition costs.

We could also discover deficiencies withheld from us due to fraud or otherwise not uncovered in our due diligence, including deficiencies in internal controls, data adequacy and integrity, product quality, and regulatory compliance, as well as undisclosed contractual or other liabilities and product liabilities, any of which could result in us becoming subject to penalties or other liabilities. Any of these difficulties could negatively impact our ability to realize the intended and anticipated benefits from acquisitions.

If we are unable to increase our selling prices to customers, or if we are required to make price concessions, our sales growth could be reduced and our operating results could suffer.

In recent years a material portion of our sales growth has been driven by higher average selling prices, particularly with respect to our valvulotome and carotid shunt products. We cannot guarantee that we will be able to continue to increase selling prices at the same pace. The following factors, among others, could inhibit our ability to increase price, in the future:

•	customer tolerance for additional price increases;
•	competitive pressures discussed above in these Risk Factors;
•	product defects, failures, or recalls negatively affecting the reputation of our business or products;
•

reductions in healthcare spending, particularly in the United States, in response to government-enacted healthcare reform, general economic conditions, or the influence of accountable care organizations;

•	reductions to reimbursement rates for the medical procedures in which our products are used; and
•	certain marketplace changes, such as hospitals joining group purchasing organizations, integrated delivery networks, and managed care organizations.

If we are unable to raise prices in the future or unable to do so at the same pace as we have done in the recent past, we may experience a reduction in our net sales growth and our operating results could suffer. Additionally, even to the extent we are able to increase prices in the future, certain customers may respond to price increases by reducing or eliminating purchases with us, which could negate or reduce the financial benefit of those price increases.

We may not be able to maintain our historic levels of profit growth.

Our operating income grew 42% in 2024 and 37% in 2023. This growth resulted principally from the growth of our sales force, average selling price increases, and operating expense restraint. If we are unable to replicate these favorable factors (or others) in 2025 or future years, our operating income growth could slow or disappear. Other factors that may affect our profitability growth include:

•	the level and timing of future sales, manufacturing costs, and operating expenses;
•	changes to our pricing strategy;
•	the productivity and growth of our direct sales force;
•	fluctuations in foreign currency exchange rates;
•	market acceptance of our new products and services;

•	our ability to successfully build direct sales organizations in new markets;
•	our ability to successfully acquire and develop products;
•	our ability to successfully integrate acquired businesses;
•	the impact on our business of competing products, technologies, and procedures;
•	our ability to obtain or maintain regulatory approvals;
•	reimbursement rates for our medical products and procedures;
•	the cost of litigation, if any; and
•	changes in tax laws.

Operating income growth may also vary significantly quarter-to-quarter due to quarterly fluctuations in our business that may be driven by the timing of, among other things, acquisitions, new product introductions, product discontinuations, product recalls, regulatory approvals, sales incentive programs, litigation, changes to tax law, and changes to our sales force or other personnel.

Our dependence on sole- and limited-source suppliers could hinder our ability to deliver our products and services to our customers and could harm our results of operations.

We rely on sole- and limited-source suppliers for many of our important components and certain products, including our XenoSure biologic patch, VascuCel and CardioCel biologic patch, Artegraft biologic graft, Omniflow biosynthetic vascular graft, and RestoreFlow allografts. There are relatively few, or in some cases no, alternative, validated sources of supply for our sole-sourced materials and products. We do not always have supply agreements in place with suppliers, instead placing orders on an as-needed basis. At any time, these suppliers could discontinue or become incapable of the manufacture or supply of these materials or products. We do not ordinarily carry a significant inventory of these materials and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain replacement suppliers would interrupt our ability to manufacture our products and result in production delays and increased costs. This could lead to loss of sales and customers, and our results of operations could be harmed. In some cases, changes to raw material suppliers or use of alternative raw materials may require significant testing and subsequent regulatory approval.

With respect to our RestoreFlow allografts, we rely on tissue procurement organizations to provide donated tissue to us. While we have relationships with multiple tissue procurement organizations, we cannot be sure that a sufficient supply of suitable human tissue will be available to us, in which case our allograft preservation service revenues could be adversely affected.

We may experience challenges with the ongoing implementation of our new enterprise resource planning system.

While we have largely completed the implementation of a new enterprise resource planning, or ERP, system in the United States, we are continuing to work on its adoption internationally. ERP system implementations are complex, time-consuming, labor intensive, and involve substantial expenditures. The new ERP system is critical to our ability to gather important information; obtain and deliver products; send invoices; fulfill contractual obligations; maintain books and records; provide accurate, timely and reliable reports on our financial and operating results; and otherwise operate our business. ERP system implementations also require transformation of internal processes. Any such implementation involves risks, including loss of information and potential disruption in operations. For example, in the first half of 2024, a third-party independent service provider that assists us in billing our customers and connects to our ERP system, unexpectedly stopped billing our customers for their portion of shipping costs, which results in an increase in expense to us of $1.0 million. Subsequently, we recovered nearly all unbilled costs from our customers but there can be no assurance that we will experience a similar resolution related to any future events. The implementation and maintenance of the new ERP system may be subject to delays and cost overruns.

Any disruptions, delays, or deficiencies in the implementation of the new ERP system could negatively affect our ability to process orders, ship products, send invoices, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely, and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Additionally, if we do not complete the implementation of the new ERP system as planned, the effectiveness of our internal control over financial reporting could be adversely affected.

Significant disruptions of information technology systems or breaches of information security systems could adversely affect our business.

We rely upon a combination of information technology systems and traditional recordkeeping to operate our business. In the ordinary course of business, we collect, store, and transmit confidential information (including, but not limited to, information about our business, financial information, personal data, intellectual property, and in some very limited instances, patient data). Our information technology and information security systems and records are potentially vulnerable to security breaches, service interruptions, data loss, or malicious attacks resulting from inadvertent or intentional actions by our employees, vendors, or other third parties. In addition, due to our international presence and mobile sales force, we have implemented remote work arrangements for certain employees, and those employees may use outside technology and systems that are vulnerable to security breaches, service interruptions, data loss, or malicious attacks, including by third parties.

While we have invested, and continue to invest, in our information technology and information security systems and employee information security training, there can be no assurance that our efforts will prevent all security breaches, phishing/fraud attempts, service interruptions, or data losses. Although we are not aware of having experienced any prior material data breaches, regulatory non-compliance incidents, or cyber security incidents, we may in the future be impacted by such an event, exposing our clients and us to a risk of someone obtaining access to our information, to information of our clients or their customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. Any such security breach could result in a loss of confidence in the security of our services; damage our reputation; disrupt our business; require us to incur significant costs of investigation, remediation and/or payment of a ransom; lead to legal liability; negatively impact our future sales; and result in a substantial financial loss.

Some of our devices are sold to a different call point, and we may not be successful in selling to that newer call point.

In terms of marketing and sales efforts, our primary call point focus is the vascular surgeon. Some of our products are sold to a call point that is different from this main call point. For example, historically, a significant portion of CardioCel sales have been to the pediatric cardiac surgeon. Our success in selling products like CardioCel will depend, in part, on our sales representatives devoting a portion of their time and establishing relationships with pediatric cardiac surgeons. If they do not undertake these activities or are unsuccessful in doing so, then this could lead to lower CardioCel sales. Cross-selling opportunities to pediatric cardiac surgeons are limited at LeMaitre. Also, if our sales representatives spend less time focused on vascular surgeons, the sales of our vascular products could decrease.

Our tissue processing and preservation services are subject to a variety of risks, including those related to the procurement of human tissue and regulatory requirements.

Our ability to successfully provide RestoreFlow allograft processing, preservation and distribution services may be affected by the following:

•	maintenance of quality standards and controls to mitigate the risk that processed tissue cannot be sterilized;
•	compliance with regulatory and legal requirements specific to human tissue or changes in those requirements;
•	maintenance of our AATB accreditation, FDA establishment registration and state licensures;
•	the degree to which the tissue procurement organizations with which we work are successful in procuring the gift of tissue donation;
•	procurement from tissue procurement organizations of adequate amounts of human tissue of a type and quality that meets our specifications;
•	processing human tissue in a cost-effective manner;
•	controlling turnover in a workforce skilled in tissue processing and cryopreservation; and
•	compliance of our tissue procurement organizations to current good tissue practices.

Our failure in any one or more of these areas could adversely impact our ability to provide processing, preservation, and distribution services related to allografts and therefore our business and operations.

Any disruption in our manufacturing facilities could harm our results of operations.

Our principal worldwide executive, distribution, and manufacturing operations are located in five leased facilities in Burlington, Massachusetts. We also have a manufacturing site in North Brunswick, New Jersey as well as a tissue processing, preservation and distribution facility in Fox River Grove, Illinois. These facilities and the equipment we use to manufacture our products and services would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. In the event of a disaster, we may be required to shift production or processing to alternate manufacturing facilities, and we would be forced to rely on third-party manufacturers, if available. Although we carry insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses, including potential damage to our reputation, and may not continue to be available to us on acceptable terms, or at all.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations, and financial condition.

We derive a significant portion of our net sales from outside of the United States. For the year ended December 31, 2024, 41% of our net sales were international. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	fluctuations in foreign currency exchange rates;
•	the imposition of additional U.S. and foreign governmental controls or regulations, including export licensing requirements, duties and tariffs, and other trade restrictions;
•	the risk of non-compliance with the Foreign Corrupt Practices Act or other anti-corruption laws by our personnel, distributors, and other agents;
•	changing medical device regulations that may impede our ability to register our products in one or more jurisdictions;
•	the imposition of U.S. or international sanctions against a country or party with whom we do business;
•	changes in third-party reimbursement policies;
•	clawback of funds spent on healthcare in excess of budgeted amounts by foreign governments;
•	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;
•	scrutiny of foreign tax authorities, which could result in fines, penalties, and additional taxes;
•	pricing pressure;
•	laws and business practices favoring local companies;
•	longer payment cycles;
•	difficulties in enforcing agreements and collecting receivables;
•	difficulties in enforcing or defending intellectual property rights;
•	exposure to different legal, data privacy, and political standards; and
•	political, economic, or social instability.

We cannot assure you that one or more of these factors will not harm our business. Any material decrease in our international sales would adversely impact the results of operations.

We may experience disruptions to our international business to the extent we transition our sales strategy in certain international jurisdictions from a distributor-based approach to a direct sales model.

We will typically enter new international markets by engaging a third-party distributor to conduct sales on our behalf. From time to time, we may choose to transition select international markets to a direct sales model. Local law or contractual terms may require us to compensate the distributor that is being eliminated, and we may incur new or sometimes unexpected costs associated with setting up a local entity and employing local staff. An increase in our near- and long-term costs of doing business in the relevant market may therefore occur. Additionally, we may not have adequate knowledge of or experience in the relevant market such that our sales may decline in the relevant market after going direct.

The use or misuse of our products and the tissues we distribute may result in injuries that lead to product liability lawsuits or legal actions, which could be costly to our business.

If our products or the tissue we process are defectively designed, manufactured, processed, or labeled; contain defective components; are misused; or found to have caused or contributed to injuries or death, we may become subject to costly litigation. Although we offer training for physicians, we do not require that physicians be trained in the use of our products, and physicians may use our products incorrectly or in procedures not contemplated by us. We are from time to time involved in product liability claims. Product liability claims could divert management’s attention from our core business, damage our reputation, be expensive to defend, and result in sizable damage awards against us.

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

We are subject, from time to time, to legal proceedings and litigation, including, but not limited to, actions relating to product liability, employment matters, intellectual property, contract disputes, and other commercial matters. Because the outcome of litigation is inherently difficult to predict, it is possible that the outcome of litigation, or even simply the defense of litigation, could entail significant cost for us, divert management’s attention, and adversely affect our reputation. The fact that we operate in international markets also increases the risk that we may face legal exposure as we seek to comply with a large number of varying legal and regulatory requirements. If any such proceedings were to result in an unfavorable outcome, it could adversely affect our results of operations.

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

Within recent years, there has been an increase in the scope and enforcement of data privacy laws in the jurisdictions in which we do business. The European Parliament adopted the General Data Protection Regulation, or GDPR, effective May 2018. The California Consumer Privacy Act, or CCPA, effective January 2020, requires covered companies to provide, among other things, new disclosure to consumers about such companies’ data collection, as well as new use and sharing practices. Following the passage of the CCPA, several other U.S. states passed similar data privacy laws. In 2023, Europe finalized the first-ever comprehensive legal framework for governance of the use of artificial intelligence, the EU Artificial Intelligence Act, with a rolling effective date commencing in 2025. Compliance with these varying regimes has caused and will cause us to incur additional costs, including as may result from any non-compliance or asserted non-compliance.

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

If we are not successful in obtaining additional and maintaining current clearances and approvals from U.S. governmental agencies for our medical devices, we might not be able to sell our products, and our future growth might be hampered.

Each medical device that we wish to market in the United States generally must receive either 510(k) clearance or PMA approval. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure usually takes three to twelve months. Although 510(k) clearances have been obtained for nearly all of our current products that require such clearances, the FDA may condition, limit or prohibit our sales of these products if safety or effectiveness problems develop with the devices. Our new products or significantly modified existing products could be denied 510(k) clearance.

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

If we or some of our suppliers fail to comply with the FDA’s QSR and other applicable requirements, our manufacturing or processing operations could be disrupted, and we may become subject to a variety of FDA enforcement actions.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply with any regulatory requirements, it can institute a wide variety of enforcement actions, including, but not limited to, warning letters, fines, and penalties, injunctions, civil or criminal charges, mandatory recalls, and withdrawal of clearances to sell products.

We and some of our suppliers must comply with the FDA’s QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. Our Fox River Grove, Illinois operations must comply with the FDA’s current Good Tissue Practices. The FDA enforces its regulations through pre-announced and unannounced inspections. We are subject to such inspections by the FDA and other regulatory bodies. The timing of future audits is unknown, and it is possible that audits may result in one or more unsatisfactory results. If we or one of our suppliers fails an inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us.

We participate in the MDSAP, which allows manufacturers to undergo a universal quality system audit that is accepted in the U.S., Japan, Australia, Canada and Brazil in lieu of individual routine audits by each regulator. Maintenance of this certification is a requirement to maintain sales in certain geographies, including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or other geographies.

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

In addition, most other countries, such as Japan, require us to comply with manufacturing and quality assurance standards for medical devices that are similar to those in the United States before marketing and selling our products in those countries.

If we do not comply with international regulatory requirements to market our products or if we need to modify our operations or products as a result of such requirements, our business may be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. These requirements may differ from our experiences with the FDA. In some countries, we rely on our international distributors to obtain premarket approvals, complete product registrations, and comply with clinical trial requirements. Those distributors may lack certain competencies or expertise needed to perform those functions. Failure by us or our distributors to satisfy applicable medical device regulations would negatively impact our ability to sell our products in foreign countries and thereby negatively affect our operating results.

In order to market our medical devices in the EU we are required to obtain CE marks, which denote conformity to the essential requirements of the EU Medical Device Directive, or MDD, and the EU Medical Device Regulation, or MDR. The MDR took effect May 26, 2021, and replaces the MDD. Depending upon device classification, the deadline for compliance with the MDR with respect to our products is either December 31, 2027 or 2028, meaning we must obtain a new CE mark in accordance with the MDR by such date. Manufacturers of higher-risk devices generally must use a Notified Body, an appointed independent third party, to assess conformity. We currently use two Notified Bodies. We previously received CE marks under the MDD to sell most of our products. Nearly all of our products have been submitted to our Notified Bodies for review under the MDR. We have received CE marks under the MDR for 16 of our 23 product lines. If we fail to obtain new CE marks under the MDR, our sales in the EU could be adversely impacted.

In connection with the UK’s exit from the EU, the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, announced that CE marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until the 2027 and 2028 MDR compliance deadlines. Following such dates, all devices marketed in the UK will require UK Conformity Assessed, or UKCA, marks. We have received UKCA marks for 16 of our 23 product lines. If we fail to timely obtain UKCA marks for our products, our sales in the UK could be negatively affected.

Our facilities are subject to periodic inspection by numerous regulatory authorities, including governmental agencies and Notified Bodies, and we must demonstrate compliance with applicable medical device regulations. Any failure by us to comply with regulatory requirements may necessitate corrective action by us, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken. There can be no assurance that we will be found in compliance with all applicable standards in future audits.

We also pursue registrations in other jurisdictions in which we sell our devices directly, including, without limitation, Japan and China. In 2015, the China Food and Drug Administration, or NMPA, significantly increased the application fees for product registrations and imposed additional requirements for obtaining product approval, which includes requirements for conducting clinical trials to support the registration application process on newly introduced products in China. As a result, we may not seek registration for certain products where the registration and trial costs are not justified by anticipated sales. Any delay or failure to obtain foreign product registrations could have a negative impact on our results of operations.

Oversight of the medical device industry might affect the manner in which we may sell medical devices and compete in the marketplace.

There are laws and regulations that govern how healthcare companies may market their products and services to healthcare professionals, including for example, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Health Insurance Portability and Accountability Act of 1996, state law equivalents to these federal laws that are meant to protect against fraud and abuse, and analogous laws in foreign countries. Violations of these laws are punishable by criminal and civil sanctions and debarment from state or federal healthcare programs. Although we strive to comply with those laws and regulations, we cannot assure you that government officials will not assert that we are in violation of those laws or regulations. Federal and state laws are also sometimes open to interpretation, and from time to time we may find ourselves at a competitive disadvantage if our interpretation differs from that of our competitors.

Even after our products have received marketing approval or clearance, our products and the tissue we process may be subject to recall. Licenses, registrations, approvals, and clearances could be withdrawn or suspended due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

Our products, services, marketing, sales, development activities, and manufacturing processes are subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. If those regulatory bodies feel that we have failed to comply with regulatory standards, there can be no assurance that any approval, licensure, or registration will not be subsequently withdrawn, suspended or conditioned upon extensive post-market study requirements, even after having received marketing approval or clearance or licenses and registrations. Further, due to the interconnectedness of the various regulatory agencies, particularly within the EU, there is also no assurance that withdrawal or suspension of any of our approvals, licenses, or registrations by any single regulatory agency will not precipitate one or more additional regulatory agencies from also withdrawing or suspending their approval, license, or registration.

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter and/or destruction of defective product and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

Certain of our products contain materials derived from animal sources and may become subject to additional regulation.

Our AlboGraft vascular grafts, Artegraft vascular graft, XenoSure biologic patch, and CardioCel and VascuCel biologic patch products contain bovine tissue or material derived from bovine sources, and our Omniflow II Biosynthetic Vascular Graft contains ovine tissue. Products that contain materials derived from animal sources are increasingly subject to scrutiny in the media and by regulatory authorities. Regulatory authorities are concerned about the potential for the transmission of disease from animals to humans. This public scrutiny has been acute in Japan and Western Europe with respect to products derived from animal sources because of concern that bovine materials infected with the agent that causes bovine spongiform encephalopathy, otherwise known as BSE or mad cow disease, may, if ingested or implanted, cause a variant of the human Creutzfeldt-Jakob Disease, an ultimately fatal disease with no known cure. Cases of BSE in cattle discovered in Canada and the United States have also increased awareness of the issue in North America. Certain regions or countries have issued regulations that require products to be processed from bovine tissue sourced from countries like Australia or New Zealand where no cases of BSE have occurred. Products that contain materials derived from animals, including our products, may become subject to additional regulation, or even be banned in certain countries. Significant new regulations, or a ban of our products, could impair our current business.

We may incur additional costs or encounter supply challenges if chemicals or substances used in the manufacture, packaging, or sterilization of our products are restricted or banned as a result of environmental concerns.

Certain of our products are manufactured, packaged, or sterilized using chemicals or substances that have drawn environmental concern. To the extent that the use of such chemicals or substances is restricted or banned, options to replace such chemicals or substitutes may not be readily available to us.

Per-and polyfluoroalkyl substances, or PFAS, are a group of chemicals that are used in a broad range of consumer and industrial products, including medical devices and related packaging. In October 2023, the Environmental Protection Agency, or EPA, released final rules requiring companies to report the manufacture or import of PFAS-containing products. Multiple states have also instituted bans on PFAS-containing products and mandated reporting on usage. These requirements collectively impose a high compliance burden, and further regulation of PFAS usage is expected. Although we have not been materially affected by PFAS regulations to date, the ultimate impact and associated cost of compliance is uncertain.

Certain of our products are sterilized using ethylene oxide, or EtO. Concerns over EtO being released into the environment at unsafe levels have led to a range of regulatory proposals and actions; various regulatory enforcement activities against EtO facilities, including closures and temporary closures; and lawsuits against EtO service providers. The U.S. has a limited number of EtO facilities. Any permanent or temporary closures or disruption to the operations of these facilities could impair our ability to sterilize certain of our products, which could negatively affect our sales.

Our human tissue cryopreservation services are subject to a wide variety of federal, state, and international regulations, and our failure to comply would impair our ability to operate in that space and negatively affect our operating results.

The FDA regulates human tissue pursuant to Section 361 of the Public Health Services Act, which in turn provides the regulatory framework for regulation of human cellular and tissue products. The FDA regulations focus on donor screening and testing to prevent the introduction, transmission, and spread of HIV-1 and -2, Hepatitis B and C, and other communicable diseases and disease agents. The regulations set minimum requirements to prevent the transmission of communicable diseases from human tissue used for transplantation. The regulations define human tissue as any tissue derived from a human body which is (a) intended for administration to another human for the diagnosis, cure, mitigation, treatment, or prevention of any condition or disease and (b) recovered, preserved, stored, or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product, or medical device, and it also excludes kidney, liver, heart, lung, pancreas, or any other vascularized human organ. The current regulations applicable to human tissues include requirements for donor suitability, processing standards, establishment registration, product listing, testing, and screening for risks of communicable diseases. The FDA periodically audits our tissue preservation facilities for compliance with its requirements and has the authority to enjoin the distribution, force a recall, or require the destruction of tissues that do not meet its requirements.

Our activities in preserving and transporting human hearts and certain other organs are also subject to federal regulation under the National Organ Transplant Act, or NOTA, which makes it unlawful for any person to knowingly acquire, receive, or otherwise transfer any human organ for valuable consideration for use in human transplantation if the transfer affects interstate commerce. NOTA excludes from the definition of “valuable consideration” reasonable payments associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of a human organ. The purpose of this statutory provision is to allow for compensation for legitimate services. We believe that, to the extent our activities are subject to NOTA, we meet this statutory provision relating to the reasonableness of our charges.

Some states have enacted statutes and regulations governing the preservation, transportation, and storage of human organs and tissues. The activities we engage in require us to be either licensed or registered as a clinical laboratory or tissue bank under California, Delaware, Florida, Georgia, Illinois, Maryland, New York, and Oregon law. We have such licenses or registrations, and we believe we are in compliance with applicable state laws and regulations relating to clinical laboratories and tissue banks that store, preserve, and distribute donated human tissue designed to be used for medical purposes in human beings.

The Human Tissue Act 2004, or the HT Act, covers England, Wales, and Northern Ireland and established the Human Tissue Authority, or the HT Authority, to regulate activities concerning the removal, storage, use, and disposal of human tissue. Our office in the UK is licensed by the HT Authority for the import, storage, and distribution of human tissue from our tissue banking operations in the United States. As such, we are subject to periodic inspections and required to demonstrate continued compliance with the laws promulgated under the HT Act.

While we believe we are in compliance with the patchwork of laws and regulations that apply to our human tissue cryopreservation services, we cannot guarantee that is the case, and any failure to comply could result in the suspension of licenses, fines, and penalties, any of which would have a negative impact on our ability to conduct our business and our operating results.

Risks Related to Our Debt

Servicing our 2.50% convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In December 2024, we completed an offering of $172,500,000 of 2.50% convertible senior notes due 2030, or the Convertible Notes, pursuant to, and governed by, an indenture, dated as of December 19, 2024, between us, as issuer, and U.S. Bank Trust Company, National Association, as trustee. The Convertible Notes provide for ongoing interest payments and payment at maturity of the principal amount plus any accrued but unpaid interest. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to many factors, including economic, financial, competitive, and others, some of which are beyond our control. If our business does not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, which mature in 2030, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and limit our flexibility in planning for and reacting to changes in our business.

We may not have the ability to raise the funds necessary to repurchase the Convertible Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot guarantee that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any Convertible Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions under our then existing credit facilities or other indebtedness, if any, may not allow us to repurchase the Convertible Notes upon a fundamental change. Our failure to repurchase the Convertible Notes upon a fundamental change when required would result in an event of default with respect to the Convertible Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our liquidity.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders will be entitled to convert their Convertible Notes at any time during specified periods at their option. The conversion rate is 8.3521 shares of common stock per each $1,000 principal amount of Notes, or approximately $119.73 per share, a 30% premium over the closing price on the date of pricing of the Convertible Notes. If one or more holders elect to convert their Convertible Notes, we will settle conversions of the Convertible Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Full or partial cash settlement could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current, rather than long-term, liability, which would result in a material reduction of our net working capital.

Transactions relating to the Convertible Notes may affect the value of our common stock.

The conversion of some or all of the Convertible Notes would dilute the ownership interests of existing common stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Convertible Notes. The Convertible Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of the Convertible Notes elect to convert their Convertible Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

Risks Related to Human Resources

If we are not able to navigate executive officer transitions and retain key personnel, our business may be harmed.

Each of our Chief Executive Officer, Chief Financial Officer, President, and Senior Vice President, Operations have significant tenure with the company; are highly knowledgeable of the Company’s business, operations, budgeting, strategy, product offerings, resources, and personnel; maintain key external relationships on behalf of the Company; and have been integral to the success of the Company. The unexpected or unplanned departure of one or more of them could be disruptive to day-to-day operations. Significant resources and attention may need to be expended at the executive and Board levels to identify and onboard successors in the event of an unexpected or unplanned departure.

Joseph P. Pellegrino, Jr. has served as our Chief Financial Officer since 2007 and a member of our Board of Directors since 2016. In August 2024, Mr. Pellegrino announced that he will retire as Chief Financial Officer as of March 7, 2025. He will remain a member of the Board of Directors. Mr. Pellegrino will be replaced by Dorian LeBlanc.

The loss of key personnel could be disruptive to our operations and materially adversely affect our financial performance. We do not carry, nor do we currently intend to obtain, significant key-person life insurance on officers or other employees. Our success will depend on attracting and retaining qualified personnel and rapidly replacing and developing new management, as needed. The number of potential employees who have the extensive knowledge needed to develop, sell, and maintain our offerings is limited, and competition for their services is intense. There can be no guarantee that we will be able to attract and retain such personnel. If we are unable to do so, our business, operating results, and financial condition could be materially adversely affected. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications.

Employee equity awards may provide less of an employee retention benefit if the price of our common stock is unable to grow beyond the record highs it has recently achieved.

The price of our common stock experienced significant gains in 2024, reaching an all-time high in November 2024 of $108.09, nearly double where the stock began at the beginning of the year. Our market capitalization currently exceeds $2 billion. A meaningful portion of compensation provided to our more senior employees is provided in the form of equity awards that consist of restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and stock options. These rewards are partially intended to encourage retention. Historically we have enjoyed high levels of employee retention, particularly at senior levels. If we are unable to grow the price of our common stock, the retention value of employee equity awards could be diminished and our employee retention could suffer.

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

We have a relatively limited intellectual property portfolio. Even where we do have patents, the issuance of a patent is not always conclusive as to its validity or enforceability. Our patents could be circumvented or designed around by third parties. Furthermore, patents expire after a certain duration, depending on the jurisdiction in which they are issued. To the extent any manufacturers are successful in challenging our patents or they enter the market following the expiration of our patents, this could have an adverse impact on our business.

In the absence of patent protection, we avail ourselves of trade secret and confidentiality arrangements where appropriate. We have a policy of requiring employees and consultants and corporate partners with access to trade secrets or other confidential information to execute confidentiality agreements. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment. We also generally require consultants to assign to us any inventions made during their engagement with us. There can be no assurance, however, that these arrangements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer, or disclosure of trade secrets, confidential information, or inventions.

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

It is also possible that a third party could claim that our manufacturing processes violates an existing patent or other intellectual property rights. If we were unsuccessful in defending such a claim, we may be forced to stop production at one or more of our manufacturing facilities. In addition, new patents obtained by our competitors could threaten a product’s continued life in the market even after it has already been introduced. If our business is successful, the possibility may increase that others will assert infringement claims against us.

If we believe our product is or may be the subject of a patent or other intellectual property rights of a third party, we may attempt to reach a license agreement with them to manufacture, market, and sell the product. If we fail to reach an agreement, we could be required to pay significant damages to third parties for past use of the asserted intellectual property and may be forced to cease making or selling the product that incorporates the challenged intellectual property.

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

There can be significant volatility in the market price and trading volume of equity securities that is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. Some factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;
•	changes in our growth rates;
•	our announcements or our competitors’ announcements of new products;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•	our determination whether to continue the payment of quarterly cash dividends;
•	our determination whether to undertake or continue a share repurchase program;
•	strategic actions by us or our competitors, such as acquisitions, divestitures, or restructurings;
•	dilutive issuances of additional securities;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	the discontinuation of a product line or other revenue generating activity;
•	adverse regulatory actions which may necessitate recalls of our products or services or warning letters that negatively affect the markets for our products or services;
•	sales of common stock by us or our directors, officers, or principal stockholders;
•	control by our affiliates and insiders of a significant percentage of our common stock;
•	reduced or lower volume of trading in our common stock; and
•	our inclusion in or removal from stock market indices, such as the S&P 600 or Russell 2000.

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

Our Chief Executive Officer controls approximately 8.5% of our outstanding common stock as of December 31, 2024. As a result, he could have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of other stockholders.

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to common stockholders in the future.

In February 2011, our Board of Directors adopted a quarterly dividend program for the purpose of returning capital to our stockholders. However, we have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risks and uncertainties described in this Annual Report on Form 10-K and in the other documents we file from time to time with the SEC. Future dividends, if any, will be authorized by our Board of Directors. In addition, financial covenants in any future credit facility may restrict our ability to pay future quarterly dividends. We can provide no assurance of our ability to pay dividends in the future.

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

Risks from Cybersecurity Threats

Although we are not aware of having experienced any prior material data breaches, regulatory non-compliance incidents, or cyber security incidents, we may in the future be impacted by such an event, exposing our clients and us to a risk of someone obtaining access to our information, to information of our clients or their customers, or to our intellectual property; disabling or degrading service; or sabotaging systems or information. Any such security breach could result in a loss of confidence in the security of our services, damage our reputation, disrupt our business, require us to incur significant costs of investigation, remediation, or payment of a ransom, lead to legal liability, negatively impact our future sales, and result in a substantial financial loss.

Governance

Our Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee is central to our Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. On a periodic basis, our Audit Committee reviews the adequacy of our computer systems controls, cybersecurity risk management, and related governance and incident disclosures.

Management’s Role Managing Risk

Our Senior Vice President, Information Technology and our Chief Financial Officer, or CFO, play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	current cybersecurity landscape and emerging threats;
●	status of ongoing cybersecurity initiatives and strategies;
●	incident reports and learnings from any cybersecurity events; and
●	compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, our Senior Vice President, Information Technology, and our CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Senior Vice President, Information Technology, who has over 25 years of experience in the field. As each relates to cybersecurity, our Senior Vice President, Information Technology, leads testing of our compliance with standards, remediation of known risks, and our employee training program.

Monitor Cybersecurity Incidents

Our Senior Vice President, Information Technology, leads our implementation and oversight of processes for the regular monitoring of our information systems. We have developed a cybersecurity incident response plan that is overseen by our Senior Vice President, Information Technology, and that includes immediate actions to mitigate the impact and longer-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Our Senior Vice President, Information Technology, regularly informs the CFO about matters related to cybersecurity risks and incidents. Together, our Senior Vice President, Information Technology, and CFO then update our Audit Committee and Board on significant cybersecurity matters, and strategic risk management.

Item 2.	Properties

Our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. Four of the five Burlington leases expire in December 2034 and the fifth lease expires December 2030. We have no option to extend or renew the four leases beyond December 2034.

Our European operations are headquartered at a 21,410 square foot leased facility located in Sulzbach, Germany, with a lease expiring in June 2031. Our Asia Pacific operations are headquartered at a 1,270 square foot leased facility located in Singapore, with a lease expiring in June 2026. We also lease additional manufacturing, processing, distribution, and sales offices in other North America, Europe, and Asia Pacific locations. Based on our current operating plans, we believe our current facilities are adequate for our needs.

Item 3.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, contractual, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2024, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Holders of Record

On February 24, 2025, the closing price per share of our common stock was $102.03 as reported on The Nasdaq Global Market, and we had approximately 155 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. In 2024, we paid a quarterly cash dividend of $0.16 per share, and in 2023, we paid a quarterly cash dividend of $0.14 per share. On February 18, 2025, our Board of Directors approved a quarterly cash dividend on our common stock of $0.20 per share payable on March 27, 2025, to stockholders of record at the close of business on March 13, 2025, which will total approximately $4.5 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

Stock Price Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Exchange Act or the Securities, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Nasdaq Composite Index, the iShares U.S. Medical Devices ETF Index and a peer group for the period covering from December 31, 2019, through the end of our fiscal year ended December 31, 2024. The graph assumes an investment of $100.00 made on December 31, 2019, in (i) our common stock, (ii) the stocks composing the Nasdaq Composite Index, (iii) the stocks composing the iShares U.S. Medical ETF Index, and (iv) the stocks composing our peer group, and assumes reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/19	12/20	12/21	12/22	12/23	12/24

LeMaitre Vascular, Inc	100.00	114.08	142.74	132.19	164.72	269.50
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
iShares U.S. Medical Devices ETF	100.00	124.18	150.30	120.67	124.55	135.27
Peer Group	100.00	123.25	161.89	126.61	135.01	140.64

Our fiscal year ends on the last day of December each year. Data in the above table reflects market values for our stock and Nasdaq and peer group indices as of the close of trading on the last trading day of the year presented. Our peer group includes the following companies: AngioDynamics, Inc., Artivion, Inc., Atricure, Inc., Inari Medical, Inc., Merit Medical Systems, Inc., and Penumbra, Inc.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)

October 1, 2024 through October 31, 2024	-	$-	N/A	$50,000,000
November 1, 2024 through November 30, 2024	99	$105.87	N/A	$50,000,000
December 1, 2024 through December 31, 2024	13,248	$100.08	N/A	$50,000,000

Total	13,347	$100.13	N/A

(1)

For the three months ended December 31, 2024, we repurchased 13,347 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.

(2)

On February 21, 2024, our Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through transactions in the open market, in privately negotiated transactions or otherwise until February 21, 2025.  To date, we have not made any repurchases under that program.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other SEC filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

The principal objectives of this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to enhance our overall financial disclosures by providing explanation and analysis of the Company’s financial results and condition, as viewed by our management.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $1 billion. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

Our products and services are used primarily by vascular surgeons who treat peripheral vascular disease through both open surgical methods and endovascular techniques. In contrast to interventional cardiologists and interventional radiologists, vascular surgeons can perform both open surgical and minimally invasive endovascular procedures, and therefore can provide a wider range of treatment options to their patients. Recently we have also begun to explore adjacent market customers, such as cardiac surgeons and interventional cardiologists.

Our principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy and occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. Through our RestoreFlow allografts business, we also process and cryopreserve human vascular and cardiac tissue.

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In 2024, biologics represented 52% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in North America, Europe, the UK, and Asia Pacific, including replacing distributors with our direct sales personnel;
•	increasing the average selling prices of our devices;
•	introducing our products into new territories upon receipt of regulatory approvals or registrations;
•	acquiring complementary products, and the transition of distributor sales to LeMaitre;
•	updating existing products and introducing new products through research and development, and
•	consolidating product manufacturing into our Burlington, Massachusetts facilities.

We sell our products and services primarily through a direct sales force. As of December 31, 2024, our sales force comprised 152 sales representatives in North America, Europe, the UK, and Asia Pacific, including four export managers. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; and Maisons-Alfort, France. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the year ended December 31, 2024, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors.

Historically we have experienced success in lower-rivalry niche segments. In the valvulotome market, for example, our differentiated devices have historically allowed us to increase average selling prices without incurring significant unit share loss. In contrast, we have experienced less success in competitive markets such as the polyester vascular graft market, where we face competition from larger companies with greater resources and lower per unit costs.

We have also experienced success in international markets, such as Europe, where we have a significant sales force, and sometimes offer lower average selling prices than in North America. If we continue to seek growth opportunities outside of North America, we may experience downward pressure on our gross margin.

We obtain regulatory approvals for our devices and services in new product categories and geographies in order to further access the broader peripheral device market and selected other markets. While much of our regulatory effort is focused on maintaining regulatory approvals in various geographies, we will continue to obtain new product approvals in new geographies in order to extend our geographic reach. Recent approvals include the approval to sell the XenoSure patch for carotid indication in Japan in May 2023, the Pruitt Irrigation Occlusion Catheter in China in October 2023, the XenoSure patch for cardiac indication in China in December 2024, and the Artegraft bovine graft in Thailand and Malaysia in August 2024 and in South Africa in October 2024.

Separately, in July 2024, we received MDR CE marks allowing for the continued sale of ten devices into the EU. Previously we had obtained four MDR CE marks. In January 2025, we received MDR CE marks to market Burlington-manufactured CardioCel and VascuCel devices in the EU. In total, we expect to receive 23 MDR CE marks by the end of 2025. The European Commission has designated the end of 2028 as the final MDR CE mark deadline.

Our strategy for growing our business includes the acquisition of complementary product lines and companies, which can be difficult to identify, negotiate, and purchase. There can be no assurance that we will be able to do so in the future.

•

In June 2020, we entered into an agreement with Artegraft to purchase the assets of their bovine graft business for $72.5 million plus additional payments of up to $17.5 million, contingent upon unit sales.

Occasionally we discontinue or divest products that are no longer complementary to our business or not commercially viable.

•

During 2021, we made decisions to wind down the TRIVEX powered phlebectomy systems, remote endarterectomy devices and surgical glue. These product lines totaled approximately $2.2 million in 2021 revenues.

•

During 2022, we made the decision to wind down the ProCol graft, AlboSure polyester patch, LeverEdge and Latis graft cleaning catheter product lines. These products totaled approximately $0.7 million in 2022 revenues.

•	During 2024, we made the decision to wind down the PeriVu Angioscope product line. This product totaled approximately $0.9 million in 2024 revenues.

From time to time we undertake SKU reductions and attempt to transition sales to other SKUs or products with similar features. For example, in 2022, we initiated the transition of sales of our Syntel spring tip catheter to our Syntel regular tip catheter. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin, and customer relationships.

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

We also benefit, to a lesser extent, from internal product development efforts to bring differentiated technologies and next-generation products and services to market:

•	In March 2022, we received FDA clearance to market PhasTIPP, a portable powered phlebectomy device used to remove varicose veins in the leg. The device was launched in the United States in April 2024.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations and manufacturing transfers will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers included:

•

In October 2018, we acquired the Cardial business from Becton Dickinson. Cardial manufactured polyester vascular grafts, valve cutters and surgical glue at its St. Etienne, France facility. In June 2022, we closed the St. Etienne factory to streamline manufacturing operations and to reduce expenses. We are transitioning Cardial graft sales to our Burlington-manufactured AlboGraft product for additional cost savings and improved margins.

•

In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Anteris. The transfer to Burlington was substantially completed in 2023. In June 2023, the MDR CE mark application for these Burlington-produced devices was submitted and we obtained approval in January 2025. We began distributing these Burlington-produced patches in the United States, Canada and select APAC markets in 2024.

Finally, from time to time we enter into distribution agreements of complementary product lines with the option to acquire the product line in the future:

•

In April 2023, we entered into an agreement with Elutia to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we can distribute the products for three years with an option to acquire Elutia’s worldwide cardiovascular porcine patch business during the second and third year of the agreement. Sales through LeMaitre Vascular for the nine months ended December 31, 2023 were $4.1 million. Sales through LeMaitre Vascular for the twelve months ended December 31, 2024 were $5.0 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new ERP system to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. We have been preparing for this transition since 2022 and have hired an experienced consulting team to assist in this transition, and, in the U.S., we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. We expect to implement this new system in selected countries in Europe in 2025, starting with the UK. As of December 31, 2024, we have capitalized costs on our balance sheet of $4.7 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2024, approximately 41% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is a decrease in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we did before the exchange rate changed. For 2024, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $0.4 million, as compared to rates in effect for 2023.

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

Sales and marketing. Our sales and marketing expense consists primarily of salaries, commissions, stock-based compensation, travel and entertainment, sales meetings, attendance at vascular and cardiac congresses, training programs, advertising and product promotions, direct mail, and other marketing costs.

General and administrative. General and administrative expense consists primarily of executive, finance and human resource salaries, stock-based compensation, legal and accounting fees, information technology expense, intangible asset amortization expense, and insurance expense.

Research and development. Research and development expense primarily includes costs associated with obtaining and maintaining regulatory approval of our products, salaries, laboratory testing, and supply costs. It also includes costs associated with the design and execution of clinical studies, costs to register, maintain, and defend our intellectual property, and costs to transfer the manufacturing of acquired product lines to our Burlington facility. Also included are costs associated with the design, development, testing, and enhancement of new or existing products.

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

Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

The following table sets forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

				Percent
	2024	2023	$ Change	change
	($ in thousands)
Net sales	$219,863	$193,484	$26,379	14%

Net sales by geography:
Americas	$144,583	$130,308	$14,275	11%
Europe, Middle East and Africa	59,969	51,099	8,870	17%
Asia Pacific	15,311	12,077	3,234	27%
Total	$219,863	$193,484	$26,379	14%

Net sales. Net sales increased by $26.4 million, or 14%, to $219.9 million for the year ended December 31, 2024, compared to $193.5 million for the year ended December 31, 2023. The increase was driven primarily by higher average selling prices, higher hospital procedure volumes, and additional sales representatives. Graft sales increased $11.1 million, patch sales increased $6.4 million, shunt sales increased $3.7 million and catheter sales increased $3.0 million. We estimate that the stronger U.S. dollar decreased net sales by $0.4 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Direct-to-hospital net sales were 95% and 96% of our total net sales for the years ended December 31, 2024 and 2023, respectively.

Net sales by geography. Net sales in the Americas increased $14.3 million, or 11%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven primarily by increased sales of grafts of $8.5 million, patches of $3.4 million and valvulotomes of $1.2 million.

EMEA net sales increased $8.9 million, or 17%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven primarily by increased sales of shunts of $2.9 million, patches of $2.4 million, grafts of $1.6 million and catheters of $1.1 million.

Asia Pacific net sales increased $3.2 million, or 27%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven primarily by increased sales of catheters of $1.2 million, grafts of $1.1 million and patches of $0.6 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

				Percent
	2024	2023	Change	change
	($ in thousands)
Gross profit	$150,901	$127,049	$23,852	19%

Gross margin	68.6%	65.7%	2.9%	*

* Not applicable

Gross profit increased $23.9 million, or 19%, to $150.9 million for the year ended December 31, 2024, and gross margin increased by 290 basis points to 68.6% in the period. The increase in gross profit was driven primarily by increased sales, particularly from allograft preservation services, bovine vascular patches, carotid shunts and bovine grafts. The increase in gross margin was driven primarily by greater manufacturing efficiencies and sales price increases, which was partially offset by unfavorable product mix, including sales of comparatively lower margin allograft preservation services, and increased excess and obsolescence charges.

Operating Expenses. The following table sets forth the change in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

				Percent	2024 as a %	2023 as a %
	2024	2023	$ change	change	of Net Sales	of Net Sales
	($ in thousands)
Sales and marketing	$46,737	$41,054	$5,683	14%	21%	21%
General and administrative	36,258	31,832	4,426	14%	16%	16%
Research and development	15,650	16,966	(1,316)	(8%)	7%	9%
Restructuring	-	485	(485)	(100%)	0%	0%
	$98,645	$90,337	$8,308	9%	45%	47%

Sales and marketing. For the year ended December 31, 2024, sales and marketing expenses increased 14% to $46.7 million. The increase was driven primarily by higher sales representative headcount, which resulted in increased compensation and related expenses of $4.2 million. Additionally, travel, training, and sales meeting expenses increased $1.7 million in 2024. Sales rep headcount was 152 as of December 31, 2024, a 12% increase from December 31, 2023. As a percentage of net sales, sales and marketing expenses remained consistent at 21% for the year ended December 31, 2024 versus the prior period.

General and administrative. For the year ended December 31, 2024, general and administrative expenses increased 14% to $36.3 million. The increase was driven primarily by higher headcount and related recruiting fees, accrued bonus, and stock compensation expenses, which resulted in increased compensation and related expenses of $2.1 million. Additionally, professional fees and outside services expenses increased $1.2 million and facilities expenses increased $0.8 million. As a percentage of sales, general and administrative expenses remained consistent at 16% for the year ended December 31, 2024 versus the prior period.

Research and development. For the year ended December 31, 2024, research and development expenses decreased 8% to $15.7 million. The decrease was driven by comparatively higher costs in 2023 related to outside services, professional fees, and testing related to MDD and MDR approvals, of $1.3 million. Additionally, process engineering expenses decreased $0.7 million as CardioCel device manufacturing was initiated at our Burlington facility in 2024, and related expenses were allocated to cost of sales. The decrease was partially offset by higher compensation and related expenses of $0.7 million. As a percentage of sales, total research and development expenses decreased to 7% for the year ended December 31, 2024, down from 9% in the prior period.

Restructuring. For the year ended December 31, 2024, there were no restructuring expenses. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the year ended December 31, 2023, we recorded additional restructuring expenses related to this closure of $0.5 million. The additional expenses consisted primarily of employment termination, settlement, legal, and other third-party costs. As a percentage of sales, restructuring expenses was less than 1% for the year ended December 31, 2023.

Income tax expense. We recorded a tax provision of $12.8 million on pre-tax income of $56.9 million for the twelve months ended December 31, 2024, compared to $9.4 million on pre-tax income of $39.5 million for the twelve months ended December 31, 2023.

Our effective income tax rate was 20.2% and 22.6% for the three- and twelve-month periods ended December 31, 2024 respectively. Our tax expense for 2024 is based on an estimated annual effective tax rate of 24.5%, adjusted in the applicable quarterly periods for stock option exercises and other discrete items. Our income tax expense for 2024 varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and stock option exercises.

Our effective income tax rate was 25.3% and 23.7% for the three- and twelve-month periods ended December 31, 2023, respectively. Our 2023 provision was based on an estimated annual effective tax rate of 26.1%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2023 varied from the statutory rate mainly due to permanent items, different statutory rates from our foreign entities, and stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of December 31, 2024, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in a cash tax liability for the 2024 tax year of approximately $0.8 million. Our net deferred tax assets increased in 2024 by approximately $0.9 million as a result as well. This provision is also expected to increase our 2025 cash tax liability. The actual impact on 2025 cash tax liability will depend on the amount of research and development expenses paid or incurred in 2025 among other factors. The impact will continue over the five-year amortization period, but will decrease ratably over the period.

The Inflation Reduction Act, or IRA, was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on “adjusted financial statement income” for applicable corporations and a 1% excise tax on repurchases of stock. These provisions are effective for tax years beginning after December 31, 2022. We do not currently believe the IRA will have a material impact on our reported results, cash flows, or financial position.

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

Net sales. Net sales increased by $31.8 million, or 20%, to $193.5 million for the year ended December 31, 2023, compared to $161.7 million for the year ended December 31, 2022. The increase was driven primarily by higher average selling prices, elevated hospital procedure volumes, additional sales representatives, and sales related to our new porcine patch product line. Graft sales increased $10.5 million, patch sales increased $10.4 million, valvulotome sales increased $6.3 million, and shunt sales increased $3.1 million. We estimate that the weaker U.S. dollar increased net sales by $0.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Direct-to-hospital net sales were 96% and 95% of our total net sales for the years ended December 31, 2023 and 2022, respectively.

Net sales by geography. Net sales in the Americas increased $20.9 million, or 19%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven primarily by increased sales of grafts of $7.5 million, patches of $6.5 million, valvulotomes of $5.2 million, and shunts of $1.0 million.

EMEA net sales increased $9.2 million, or 22%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven primarily by increased sales of patches of $3.3 million, grafts of $3.0 million, shunts of $1.9 million, and valvulotomes of $1.1 million.

Asia Pacific net sales increased $1.7 million, or 17%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven primarily by increased sales of catheters of $0.7 million, patches of $0.6 million, grafts of $0.3 million, and shunts of $0.2 million.

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

Research and development. For the year ended December 31, 2023, research and development expenses increased 28% to $17.0 million. The increase was driven primarily by higher outside services and testing expenses of $2.0 million, due to higher consulting and third-party costs largely associated with European regulatory approvals. Additionally, compensation and related expenses increased $1.4 million due to an increase in personnel. As a percentage of sales, total research and development expenses increased to 9% for the year ended December 31, 2023, up from 8% in the prior period.

Restructuring. For the year ended December 31, 2023, restructuring expenses were $0.5 million. On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third-party costs. For the year ended December 31, 2023, we recorded additional restructuring expenses related to this closure of $0.5 million. The additional expenses consisted primarily of employment termination, settlement, legal, and other third-party costs. As a percentage of sales, restructuring expenses was less than 1% for the year ended December 31, 2023, down from 2% in the prior period.

Income tax expense. We recorded a tax provision of $9.4 million on pre-tax income of $39.5 million for the twelve months ended December 31, 2023, compared to $6.9 million on pre-tax income of $27.5 million for the twelve months ended December 31, 2022.

Our effective income tax rate was 25.3% and 23.7% for the three- and twelve-month periods ended December 31, 2023 respectively. Our tax expense for 2023 is based on an estimated annual effective tax rate of 26.1%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for 2023 varies from the statutory rate mainly due to federal and state tax credits, permanent items, different statutory rates from our foreign entities, and stock option exercises.

Our effective income tax rate was 27.8% and 24.9% for the three- and twelve-month periods ended December 31, 2022, respectively. Our 2022 provision was based on an estimated annual effective tax rate of 26.0%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2022 varied from the statutory rate mainly due to permanent items, different statutory rates from our foreign entities, and stock option exercises.

The Company incurred a cash tax liability for the 2023 tax year of approximately $0.7 million and an increase in our net deferred tax assets for the 2023 tax year by approximately $0.8 million as a result of the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

On February 18, 2025, our Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 17, 2026. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this or any prior program.

As of December 31, 2024, our cash and cash equivalents were $25.6 million as compared to $24.3 million as of December 31, 2023. We had $274.1 million in short-term marketable securities as of December 31, 2024, and $80.8 million as of December 31, 2023. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. Our short-term marketable securities consist of a U.S. government money market fund investing mainly in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and a short-duration bond fund. As of December 31, 2024 our short-term marketable securities reflected an unrealized loss of $1.0 million as a result of increasing market interest rates.

Convertible Senior Notes

On December 19, 2024, we issued $172.5 million aggregate principal amount of convertible senior notes due 2030, or the Convertible Notes, in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between us and U.S. Bank Trust Company, National Association, or the Indenture.

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; (4) if the Company calls (or is deemed to have called) any Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029 until the close of business on the second scheduled trading day immediately before the maturity date. The Company has the right to elect to settle conversions either in cash, shares of common stock, or in a combination of cash and shares of its common stock.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028 until the fortieth scheduled trading day immediately before the maturity date, the Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $52.3 million for the year ended December 31, 2024, $36.7 million for the year ended December 31, 2023, and $26.8 million for the year ended December 31, 2022. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	costs associated with our initiatives to sell direct-to-hospital in new countries;

•	costs of obtaining and maintaining FDA and other regulatory clearances;

•	costs associated with obtaining European MDR CE mark approvals;

•	the number, timing, and nature of acquisitions, divestitures and other strategic transactions, and

•	potential future share repurchases.

We believe that our cash, cash equivalents, investments, and the interest we earn on these balances will enable us to fund our operating expenses, capital expenditures requirements, and Convertible Note payments for at least twelve months following the filing of our annual report on Form 10-K and to meet our known long-term cash requirements.

We may need to raise additional funding, which might not be available on desirable terms or at all. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Cash Flows

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$25,610	$24,269	$19,134

Cash flows provided by (used in):
Operating activities	$44,124	$36,751	$25,378
Investing activities	$(200,120)	$(24,715)	$(10,371)
Financing activities	$158,102	$(7,131)	$(9,234)

Net cash provided by operating activities. Net cash provided by operating activities was $44.1 million for the year ended December 31, 2024, consisting of $44.0 million net income, adjusted for non-cash items of $20.2 million (including primarily depreciation and amortization of $9.7 million, stock-based compensation of $6.6 million, provisions for inventory write-offs and credit losses of $3.9 million, foreign currency transaction effect on income of $0.4 million, and fair value adjustments to contingent consideration obligations of $0.1 million, offset by a provision for deferred income taxes of $0.5 million), as well as cash used for working capital of $20.1 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $10.6 million, increases in accounts receivable of $6.4 million, increases in prepaid expenses and other assets of $2.3 million, and decreases in accounts payable and other liabilities of $0.8 million.

Net cash provided by operating activities was $36.8 million for the year ended December 31, 2023, consisting of $30.1 million net income, adjusted for non-cash items of $17.9 million (including primarily depreciation and amortization of $9.5 million, stock-based compensation of $5.3 million, provisions for inventory write-offs and credit losses of $2.6 million, provision for deferred income taxes of $0.8 million, and loss on divestitures of $0.5 million, offset by foreign currency transaction effect on income of $0.7 million and fair value adjustments to contingent consideration obligations for acquisitions of $0.1 million), as well as cash used for working capital of $11.3 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $9.8 million, increases in accounts receivable of $3.1 million, and increases in prepaid expenses and other assets of $2.9 million, offset by increases in accounts payable and other liabilities of $4.6 million.

Net cash provided by operating activities was $25.4 million for the year ended December 31, 2022, consisting of $20.6 million net income, adjusted for non-cash items of $18.1 million (including primarily depreciation and amortization of $9.4 million, stock-based compensation of $4.2 million, provisions for inventory write-offs and credit losses of $3.2 million, loss on divestitures of $2.0 million, and loss on disposal of fixed assets of $0.1 million, offset by foreign currency transaction effect on income of $0.3 million, benefit for deferred income taxes of $0.2 million, gain on sale of building of $0.1 million, and fair value adjustments to contingent consideration obligations for acquisitions of $0.1 million), as well as cash used for working capital of $13.4 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $7.4 million, increases in accounts receivable of $3.5 million, and increases in prepaid expenses and other assets of $3.1 million, offset by increases in accounts payable and other liabilities of $0.6 million.

Net cash used in investing activities. Net cash used in investing activities was $200.1 million for the year ended December 31, 2024, consisting of purchases of marketable securities of $277.9 million and purchases of property and equipment of $7.0 million, offset by proceeds from the sale of marketable securities of $84.8 million.

Net cash used in investing activities was $24.7 million for the year ended December 31, 2023, consisting of purchases of marketable securities of $16.6 million, purchases of property and equipment of $7.3 million, and acquisition related payments of $0.9 million.

Net cash used in investing activities was $10.4 million for the year ended December 31, 2022, consisting of purchases of marketable securities of $8.0 million and purchases of property and equipment of $3.2 million, offset by proceeds from the sale of the St. Etienne, France building of $0.9 million.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $158.1 million for the year ended December 31, 2024, consisting of proceeds from issuance of the Convertible Notes, net of issuance costs paid, of $167.8 million, and proceeds from stock options exercises of $4.7 million, net of shares repurchased used to pay employee payroll taxes. These proceeds of cash were offset by dividend payments of $14.4 million.

Net cash used in financing activities was $7.1 million for the year ended December 31, 2023, consisting of dividend payments of $12.4 million, offset by proceeds from stock option exercises of $5.3 million, net of shares repurchased to cover employee payroll taxes.

Net cash used in financing activities was $9.2 million for the year ended December 31, 2022, consisting of dividend payments of $11.0 million and deferred payments for acquisitions of $1.1 million, offset by proceeds from stock option exercises of $2.8 million, net of shares repurchased to cover employee payroll taxes.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On February 18, 2025, our Board of Directors approved a quarterly cash dividend on our common stock of $0.20 per share payable on March 27, 2025, to stockholders of record at the close of business on March 13, 2025, which will total approximately $4.5 million.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements and related disclosures require us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, sales, costs and expenses, and related disclosures. We evaluate our estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgements and estimates used in the preparation of our consolidated financial statements.

Inventory and Other Deferred Costs

Inventory and Other Deferred Costs consists of finished products, work-in-process, raw materials, and costs deferred in connection with human tissue cryopreservation services of our RestoreFlow allograft business. We value inventory and other deferred costs at the lower of cost or market value. Cost includes materials, labor and manufacturing overhead and is determined using the first-in, first-out, or FIFO, method. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration date and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate, and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.

Valuation of Intangible Assets and Goodwill

Intangible assets consist primarily of purchased developed technology, patents, customer relationships, and trademarks, and are amortized over their estimated useful lives, ranging from 2 to 16 years. Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. Other intangible assets, net of accumulated amortization, were $35.8 million as of December 31, 2024 and $41.7 million as of December 31, 2023. Goodwill was $65.9 million as of December 31, 2024 and 2023.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, business acquisitions, employment, commercial matters, intellectual property matters, product liability, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. During the years ended December 31, 2024, 2023, and 2022, we were not subject to any material litigation, claims, or assessments.

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

Income Taxes

We account for income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

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

Recent Accounting Pronouncements

See Note 1 “Significant Accounting Policies and Related Matters” of the Notes to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” for additional information regarding recent accounting pronouncements, including the respective expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound, Canadian dollar and Japanese yen. Approximately 41% of our sales in fiscal year 2024 were denominated in foreign currencies. In addition, a significant portion of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we did not do so during 2024 or 2023.

During the years ended December 31, 2024 and 2023, we recorded $0.1 million and $0.3 million of net foreign currency exchange losses, respectively, related to the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating subsidiaries.

Interest Rate Risk

Our cash, cash equivalents and short-term marketable securities as of December 31, 2024 consisted of $300.0 million in bank deposits, U.S. government money market fund, and a short-duration bond fund. Such interest-earning instruments carry a degree of interest rate risk. However, we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and, due to the low risk profile of our investments, a change in market rates would not have a material impact on our financial statements. The goal of our investments are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. As of December 31, 2024, our short-term marketable securities reflected an unrealized loss of $1.0 million as a result of increasing market interest rates.

Concentration of Credit Risk

See Note 1 “Significant Accounting Policies and Related Matters” of the Notes to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report and indexed under Item 15 (a) (1) and (2) of this report, and are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations of Internal Controls

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2024, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

As previously disclosed, in February 2024 we began implementing a new ERP system. The ERP implementation requires the integration of new ERP software with multiple new data flows and business processes. The new ERP is designed to accurately maintain our books and records and provide information to our management teams which is important to the operations of the business. As the phased implementation of the new ERP system progresses, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts
February 28, 2025

Item 9B.	Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” and “Insider Trading Policies and Procedures” in our 2025 definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our 2025 definitive proxy statement, to the extent required to be included.

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

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2025 definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2025 definitive proxy statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2024. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	885,503	$56.84	1,105,266
Equity compensation plans not approved by security holders	-	-	-

Total	885,503	$56.84	1,105,266

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2025 definitive proxy statement.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2025 definitive proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets
(iii)	Consolidated Statements of Operations
(iv)	Consolidated Statements of Changes in Stockholders’ Equity
(v)	Consolidated Statements of Comprehensive Income
(vi)	Consolidated Statements of Cash Flows
(vii)	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith

2.1	Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd (now known as Anteris Technologies Ltd) and certain of its subsidiaries	10-K	3/12/20	001-33092

2.2	Amendment No. 1 to Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd (now known as Anteris Technologies Ltd) and certain of its subsidiaries.	8-K	9/1/21	001-33092

2.3^	Asset Purchase Agreement, dated June 22, 2020, by and between the Company and Artegraft, Inc.	8-K	6/24/20	001-33092

3.1	Amended and Restated By-laws of the Registrant	S-1/A	5/26/06	001-33092

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	3/12/20	001-33092

4.3	Indenture, dated as of December 19, 2024, between LeMaitre Vascular, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	12/19/24	001-33092

4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	12/19/24	001-33092

10.1	Director Compensation Policy	10-Q	8/5/21	001-33092

10.2†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.3†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.4†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.5†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.7†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.8†	LeMaitre Vascular, Inc. Offer Letter to Dorian LeBlanc	8-K	2/13/25	001-33092

10.9†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.10	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.11	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.12	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.13	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.14	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.15	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.16	Seventh Amendment of Lease dated October 29, 2019 between NWP BUILDING 5 LLC and the Registrant	8-K	11/1/19	001-33092

10.17	Eighth Amendment of Lease dated October 18, 2023 between NWP Building 5 LLC and the Registrant	10-Q	11/7/23	001-33092

10.18	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.19	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.20	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.21	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.22	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.23	Fifth Amendment of Lease dated October 29, 2019 between NWP BUILDING 4 LLC and the Registrant	8-K	11/1/19	001-33092

10.24	Sixth Amendment of Lease dated October 18, 2023 between NWP Building 4 LLC and Registrant	10-Q	11/7/23	001-33092

10.25	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.26	First Amendment of Lease dated October 29, 2019 between NWP BUILDING 3 LLC and the Registrant	8-K	11/1/19	001-33092

10.27	Second Amendment of Lease dated October 18, 2023 between NWP Building 3 LLC and the Registrant	10-Q	11/7/23	001-33092

10.28	Lease dated November 26, 2019 between NWP Retail 18 LLC and the Registrant.	8-K	12/3/19	001-33092

10.29	First Amendment of Lease dated October 18, 2023 between NWP Retail 18 LLC and the Registrant	10-Q	11/7/23	001-33092

10.30†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.31†	Fourth Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/3/24	001-33092

10.32†	Form of Restricted Stock Unit Award Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	8-K	3/9/18	001-33092

10.33†	Form of Incentive Stock Option Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.34†	Form of Non-Qualified Stock Option Agreement (Employees) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.35	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	3/9/18	001-33092

10.36^	License Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries	10-K	3/12/20	001-33092

10.37†	Eighth Amended and Restated Equity Award Grant Policy	8-K	7/9/21	001-33092

10.38†	Form of Restricted Stock Unit Award Agreement – Performance Based Award under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan	10-K	2/28/22	001-33092

19.1	LeMaitre Vascular, Inc. Insider Trading Policy				X

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

97.1	LeMaitre Vascular, Inc. Compensation Recovery Program	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XRBL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2025.

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

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and	February 28, 2025
George W. LeMaitre	Chairman of the Board (Principal Executive Officer)

/s/ JOSEPH P. PELLEGRINO, JR.	Chief Financial Officer (Principal	February 28, 2025
Joseph P. Pellegrino, Jr.	Financial and Accounting Officer) and Director

/s/ LAWRENCE J. JASINSKI	Director	February 28, 2025
Lawrence J. Jasinski

/s/ JOHN J. O’CONNOR	Director	February 28, 2025
John J. O’Connor

/s/ DAVID B. ROBERTS	President and Director	February 28, 2025
David B. Roberts

/s/ JOHN A. ROUSH	Director	February 28, 2025
John A. Roush

/s/ BRIDGET A. ROSS	Director	February 28, 2025
Bridget A. Ross

/s/ MARTHA M. SHADAN	Director	February 28, 2025
Martha M. Shadan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
February 28, 2025

LeMaitre Vascular, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,610	$24,269
Short-term marketable securities	274,112	80,805
Accounts receivable, net of allowances of $1,369 at December 31, 2024 and $941 at December 31, 2023	30,063	25,064
Inventory and other deferred costs	64,927	58,080
Prepaid expenses and other current assets	7,480	6,380
Total current assets	402,192	194,598

Property and equipment, net	24,800	21,754
Right-of-use leased assets	16,768	18,027
Goodwill	65,945	65,945
Other intangibles, net	35,819	41,711
Deferred tax assets	1,425	1,003
Other assets	4,868	3,740
Total assets	$551,817	$346,778

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,761	$3,734
Accrued expenses	24,732	23,650
Acquisition-related obligations	1,433	24
Lease liabilities - short-term	2,681	2,471
Total current liabilities	30,607	29,879
Convertible senior notes, net	167,772	-
Lease liabilities - long-term	15,232	16,624
Deferred tax liabilities	85	107
Other long-term liabilities	831	2,268
Total liabilities	214,527	48,878

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,153,165 shares at December 31, 2024, and 23,911,760 shares at December 31, 2023	242	239
Additional paid-in capital	213,760	200,755
Retained earnings	145,090	115,430
Accumulated other comprehensive loss	(6,184)	(4,625)
Treasury stock, at cost; 1,603,825 shares at December 31, 2024 and 1,584,512 shares at December 31, 2023	(15,618)	(13,899)
Total stockholders’ equity	337,290	297,900
Total liabilities and stockholders’ equity	$551,817	$346,778

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per share data)

Net sales	$219,863	$193,484	$161,651
Cost of sales	68,962	66,435	56,755

Gross profit	150,901	127,049	104,896

Sales and marketing	46,737	41,054	32,921
General and administrative	36,258	31,832	28,745
Research and development	15,650	16,966	13,294
Restructuring	-	485	3,107

Total operating expenses	98,645	90,337	78,067

Income from operations	52,256	36,712	26,829

Other income (expense):
Interest income	4,949	3,077	986
Interest expense	(205)	-	-
Other income (loss), net	(125)	(314)	(325)

Income before income taxes	56,875	39,475	27,490
Provision for income taxes	12,837	9,370	6,854

Net income	$44,038	$30,105	$20,636

Earnings per share of common stock:
Basic	$1.96	$1.36	$0.94
Diluted	$1.93	$1.34	$0.93

Weighted-average shares outstanding:
Basic	22,452	22,217	21,975
Diluted	22,779	22,423	22,171

Cash dividends declared per common share	$0.64	$0.56	$0.50

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$44,038	$30,105	$20,636
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(1,710)	734	(1,071)
Unrealized gain (loss) on short-term marketable securities	151	672	(1,525)
Total other comprehensive income (loss)	(1,559)	1,406	(2,596)

Comprehensive income	$42,479	$31,511	$18,040

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2021	23,477,784	235	181,630	88,125	(3,435)	1,554,905	(12,404)	254,151

Net income				20,636				20,636
Other comprehensive income (loss)					(2,596)			(2,596)
Issuance of common stock for stock options exercised	133,963	1	3,465					3,466
Vested restricted stock units	43,969	1	-					1
Repurchase of common stock for net settlement of equity awards						13,690	(642)	(642)
Stock-based compensation expense			4,173					4,173
Common stock cash dividend paid				(10,988)				(10,988)

Balance at December 31, 2022	23,655,716	237	189,268	97,773	(6,031)	1,568,595	(13,046)	268,201

Net income				30,105				30,105
Other comprehensive income (loss)					1,406			1,406
Issuance of common stock for stock options exercised	207,643	2	6,168					6,170
Vested restricted stock units	48,401	-	-					-
Repurchase of common stock for net settlement of equity awards						15,917	(853)	(853)
Stock-based compensation expense			5,319					5,319
Common stock cash dividend paid				(12,448)				(12,448)

Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900

Net income				44,038				44,038
Other comprehensive income (loss)					(1,559)			(1,559)
Issuance of common stock for stock options exercised	178,064	2	6,437					6,439
Vested restricted stock units	56,201	1	-					1
Vested performance-based restricted stock units	7,140	-	-					-
Repurchase of common stock for net settlement of equity awards						19,313	(1,719)	(1,719)
Stock-based compensation expense			6,568					6,568
Common stock cash dividend paid				(14,378)				(14,378)

Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities
Net income	$44,038	$30,105	$20,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,670	9,515	9,433
Stock-based compensation	6,568	5,319	4,173
Provision for inventory write-downs	3,092	2,237	2,572
Provision (benefit) for deferred income taxes	(451)	783	(182)
Loss on divestitures	-	485	1,954
Provision for credit losses	813	344	637
Fair value adjustments to contingent consideration obligations	134	(78)	(108)
Gain on sale of building	-	-	(115)
Loss on disposal of PP&E	-	-	95
Foreign currency transaction effect on income	362	(705)	(315)
Changes in operating assets and liabilities:
Accounts receivable	(6,418)	(3,135)	(3,533)
Inventory and other deferred costs	(10,574)	(9,794)	(7,418)
Prepaid expenses and other assets	(2,331)	(2,924)	(3,096)
Accounts payable and other liabilities	(779)	4,599	645
Net cash provided by operating activities	44,124	36,751	25,378

Investing activities
Purchases of short-term marketable securities	(277,938)	(16,551)	(8,000)
Purchases of property and equipment	(6,962)	(7,265)	(3,229)
Payments related to acquisitions	-	(899)	-
Proceeds from sale of building	-	-	858
Proceeds from sales of marketable securities	84,780	-	-
Net cash used in investing activities	(200,120)	(24,715)	(10,371)

Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $3,234	169,266	-	-
Costs paid related to issuance of convertible senior notes	(1,507)	-	-
Common stock cash dividend paid	(14,378)	(12,448)	(10,988)
Proceeds from issuance of common stock	6,440	6,170	3,466
Purchase of treasury stock for net settlement of equity awards	(1,719)	(853)	(642)
Payment of deferred acquisition consideration	-	-	(1,070)
Net cash provided by (used in) financing activities	158,102	(7,131)	(9,234)

Effect of exchange rate changes on cash and cash equivalents	(765)	230	(494)
Net increase in cash and cash equivalents	1,341	5,135	5,279
Cash and cash equivalents at beginning of year	24,269	19,134	13,855
Cash and cash equivalents at end of year	$25,610	$24,269	$19,134
Supplemental disclosures of cash flow information (see Notes 8 and 9).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

1. Significant Accounting Policies and Related Matters

Description of Business

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, and the Company refer to LeMaitre Vascular, Inc. and its subsidiaries. The Company develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. The Company also derives revenues from the processing and cryopreservation of human tissues for implantation in patients. The Company operates in a single segment in which its principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. The Company’s offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; Kensington, Australia; Tokyo, Japan; Shanghai, China; Singapore; Seoul, Korea; and Bangkok, Thailand.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency Translation

Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year. Net translation gains or losses are adjusted directly to a separate component of other comprehensive income (loss) within stockholders’ equity. Foreign exchange transaction gains (losses), substantially all of which relate to intercompany activity between the Company and its foreign subsidiaries, are included in other income (expense) in the accompanying consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company is not aware of any specific event or circumstance that would require an update to its accounting estimates or adjustments to the carrying value of its assets and liabilities. The Company’s estimates and assumptions, including those related to credit losses, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes, are reviewed on an ongoing basis and updated as appropriate. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. The Company sells primarily directly to hospitals and to a lesser extent to international distributors, as described below, and during the periods presented in its consolidated financial statements, entered into consigned inventory arrangements with either hospitals or distributors on a limited basis. The Company also derives revenues from the processing and cryopreservation of human tissues for implantation in patients. These revenues are recognized when services have been provided and the tissue has been shipped to the customer, provided all other revenue recognition criteria discussed in the succeeding paragraph have been met.

The Company records revenue under the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard explains that to achieve the core principle, an entity should take the following actions:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations

Step 5: Recognize revenue when or as the entity satisfies a performance obligation

Revenue is recognized when or as a company satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). In instances in which shipping and handling activities are performed after a customer takes control of the goods (such as when title passes upon shipment from our dock), the Company made the policy election allowed under Topic 606 to account for these activities as fulfillment costs and not as performance obligations.

The Company generally references customer purchase orders to determine the existence of a contract. Orders that are not accompanied by a purchase order are confirmed with the customer either in writing or verbally. The purchase orders or similar correspondence, once accepted, identify the performance obligations as well as the transaction price, and otherwise outline the rights and obligations of each party. The Company allocates the transaction price of each contract among the performance obligations in accordance with the pricing of each item specified on the purchase order, which is in turn based on standalone selling prices per the Company’s published price lists. In cases where the Company discounts products or provides certain items free of charge, the Company allocates the discount proportionately to all performance obligations, unless the Company can demonstrate that the discount should be allocated entirely to one or more, but not all, of the performance obligations.

The Company records revenue, net of allowances for returns and discounts, fees paid to group purchasing organizations, and any sales and value added taxes required to be invoiced, which the Company has elected to exclude from the measurement of the transaction price as allowed by the standard, at the time of shipment (taking into consideration contractual shipping terms), or in the case of consigned inventory, when it is consumed. Shipment is the point at which control of the product and title passes to the Company’s customers and the Company has a present right to receive payment for the goods.

Below is a disaggregation of the Company’s revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023	2022
Americas	$144,583	$130,308	$109,439
Europe, Middle East and Africa	59,969	51,099	41,854
Asia Pacific	15,311	12,077	10,358
Total	$219,863	$193,484	$161,651

The Company does not carry any contract assets or contract liabilities, as there are generally no unbilled amounts due from customers under contracts for which the Company has partially satisfied performance obligations, or amounts received from customers for which the Company has not satisfied performance obligations. The Company satisfies its performance obligations under revenue contracts within a short time period from receipt of the orders, and payments from customers are typically received within 30 to 60 days of fulfillment of the orders, except in certain geographies such as Italy, Spain, and France, where the payment cycle is customarily longer, but less than 12 months. Accordingly, there is no significant financing component to the Company’s revenue contracts. Additionally, the Company has elected as a policy that incremental costs (such as commissions) incurred to obtain contracts are expensed as incurred, due to the short-term nature of the contracts.

Customers returning products may be entitled to full or partial credit based on the condition and timing of the return. To be accepted, a returned product must be unopened (if sterile), unadulterated, and undamaged, must have at least 18 months remaining prior to its expiration date, or 12 months for the Company’s hospital customers in Europe, and generally be returned within 30 days of shipment. These return policies apply to sales to both hospitals and distributors. The amount of products returned to the Company, either for exchange or credit, has not been material. Nevertheless, the Company provides for an allowance for future sales returns based on the percentage of 12 months historical returns applied against the Company’s recognized period sales, which requires judgment. The Company’s cost of replacing defective products has not been material and is accounted for at the time of replacement.

Research and Development Expense

The Company expenses research and development costs, principally compensation and related expenses, outside services, professional fees, testing, and supplies, as incurred.

Shipping and Handling Costs

The Company records shipping and handling fees paid by customers within net sales, with the related expense recorded in cost of sales as incurred.

Advertising Costs

The Company expenses advertising costs as incurred and includes them as a component of sales and marketing expense in the accompanying consolidated statements of operations. Advertising costs are as follows:

	Year ended December 31,
	2024	2023	2022
		(in thousands)

Advertising expense	$330	$240	$195

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity dates of 90 days or less to be cash equivalents. Cash and cash equivalents are primarily invested in money market funds. These amounts are stated at cost, which approximates fair value.

Short-term Marketable Securities

The Company’s short-term marketable securities are available-for-sale securities carried at fair value, with unrealized gains and losses recorded in other comprehensive income. The Company’s short-term marketable securities consist of a U.S. government money market fund investing mainly in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and a short-duration bond fund.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. The Company maintains cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Certain account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $10.9 million as of December 31, 2024.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable are with customers based in the United States and internationally. Accounts receivable generally are due within 30 to 60 days of invoice and are stated at amounts due from customers, net of an allowance for credit losses and sales returns, other than in certain European markets where the payment cycle is customarily longer. Opening balance accounts receivable at January 1, 2023 was $22.0 million. The Company performs ongoing credit evaluations of the financial condition of its customers and adjusts credit limits based upon payment history and the current creditworthiness of the customers, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections, and payments from customers, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues the Company identifies.

The Company closely monitors outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the United States and international economies. The Company’s European sales to government-owned or supported customers such as hospitals, distributors and agents, particularly in Italy, Spain, and France, may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2024, the Company’s receivables in Italy, Spain, and France totaled $1.1 million, $0.9 million and $1.8 million, respectively. Receivables balances with certain government-owned hospitals and government-supported customers in these countries can accumulate over a period of time and then subsequently be settled as lump sum payments. While the Company believes its allowance for credit losses in these countries is adequate as of December 31, 2024, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, the Company may not be able to collect on receivables due to it from these customers and the Company’s write offs of uncollectible amounts may increase.

The Company writes off accounts receivable when they become uncollectible. Such credit losses have historically been within the Company’s expectations and allowances. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for credit losses on a monthly basis and examines all past due balances individually for collectability. The Company records the provision for the allowance for credit losses in general and administrative expenses. The following is a summary of the Company’s allowance for credit losses and sales returns:

	Balance at	Additions	Deductions	Balance at
	Beginning	charged	from	End of
	of Period	to Income	Reserves	Period
	(in thousands)
Allowance for credit losses and sales returns:
Year ended December 31, 2024	$941	$813	$385	$1,369
Year ended December 31, 2023	$835	$344	$238	$941
Year ended December 31, 2022	$679	$637	$481	$835

Concentration of Customers

For the years ended December 31, 2024, 2023 and 2022 no single customer accounted for more than 2% of the Company’s net sales.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term marketable securities, accounts receivable, and trade payables. The fair value of these instruments approximates their carrying value based upon their short-term nature or variable rates of interest. The Company records unrealized gains and losses on its short-term marketable securities in other comprehensive income. As of December 31, 2024 and 2023, the Company’s short-term marketable securities reflected an unrealized loss of $1.0 million and $1.2 million, respectively, as a result of increasing market interest rates.

Inventory and Other Deferred Costs

Inventory and other deferred costs consists of finished products, work-in-process, raw materials and costs deferred in connection with human tissue cryopreservation services of the Company’s RestoreFlow allograft business. The Company values inventory and other deferred costs at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) and net realizable value. Inventory costs include direct materials, direct labor, and manufacturing overhead. On a quarterly basis, the Company reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and the Company’s estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and the Company may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations.

Cloud Computing Arrangements

The Company capitalizes qualifying set-up and implementation costs related to the Company’s cloud computing arrangements. The deferred costs are amortized over the term of the associated cloud computing arrangement on a straight-line basis which is representative of the pattern in which the Company expects to benefit from access to the cloud computing arrangement.

The Company includes capitalized cloud computing implementation costs in prepaid expenses and other current assets and other assets on the consolidated balance sheet. The following is a summary of the Company’s capitalized cloud computing arrangements:

	As of December 31,
	2024	2023
	(in thousands)
Gross cloud computing arrangements	$5,121	$3,619
Less accumulated amortization	(374)	-

Cloud computing arrangements, net	$4,747	$3,619

Property and Equipment

The Company states property and equipment at cost, net of accumulated depreciation. The Company computes depreciation over the estimated useful lives of the related assets using straight-line method as follows:

Description	Useful Life (in years)
Computer hardware	3	–	5
Machinery and equipment	3	–	10
Building and leasehold improvements	The shorter of its useful life or remaining lease term

When assets are retired or disposed, the Company eliminates the asset’s original cost and related accumulated depreciation from the accounts and any gain or loss is reflected in the statement of operations. The Company charges maintenance and repairs to operations as incurred.

Valuation of Business Combinations

The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods. The Company typically engages an independent appraiser to perform the assessment, so as to measure fair value from the perspective of a market participant.

The Company has accounted for acquisitions using the acquisition method, and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The Company has recorded acquisition transaction costs in general and administrative expenses and expensed such costs as incurred. The Company bases allocation of the purchase price for acquisitions on estimates of the fair value of the net assets acquired, subject to adjustment upon finalization of the purchase price allocation.

The Company’s acquisitions have historically been made at prices above the fair value of the acquired assets, resulting in goodwill due to expectations of synergies of combining the businesses. These synergies include use of the Company’s existing commercial infrastructure to expand sales of the acquired businesses’ products, use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of the Company’s products, and the elimination of redundant facilities, functions, and staffing.

Contingent Consideration

The Company recognizes contingent consideration for acquisitions at the date of acquisition, based on the fair value at that date, and then re-measures periodically, which may result in adjustments to net income.

Impairment of Long-lived Assets

The Company reviews its long-lived assets (primarily property and equipment, intangible assets, and right-of-use assets) subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, the Company tests the intangible asset for recoverability. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company measures impairment based on the fair market value of the affected asset using discounted cash flows.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. The Company evaluates the December 31 balance of the carrying value of goodwill based on a single reporting unit annually. The Company performs an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of the Company’s reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company has determined that no goodwill impairment charges were required for the years ended December 31, 2024, 2023, or 2022.

Intangible Assets

Intangible assets consist primarily of patents, trademarks, technology licenses, and customer relationships acquired in connection with business acquisitions and asset acquisitions. The Company amortizes intangible assets over their estimated useful lives, ranging from 2 to 16 years.

Stock-based Compensation

The Company recognizes as expense the estimated fair value of stock options to employees determined using the Black-Scholes option pricing model. The Company records share-based compensation charges across the consolidated statement of operations based upon the grantee’s primary function. The Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Reversal of expense for forfeited awards due to the termination of an employee are recognized in the period of termination. In periods that the Company grants stock options, fair value assumptions are based on volatility, interest, dividend yield, and expected term over which the stock options will be outstanding. The computation of expected volatility is based on the historical volatility of the Company’s stock. The Company bases the interest rate for periods within the contractual life of the award on the U.S. Treasury risk-free interest rate in effect at the time of grant. Historical data on exercise patterns is the basis for estimating the expected life of an option. The Company calculates the expected annual dividend rate by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing price of the Common Stock on the grant date.

The Company also issues restricted stock units (RSUs) and performance-based restricted stock units (PSUs) as additional forms of equity compensation to its employees, officers, and directors, pursuant to its stockholder-approved 2006 Stock Option and Incentive Plan (as subsequently amended and restated, the “2006 Stock Incentive Plan”). RSUs entitle the grantee to an issuance of stock at no cost to the grantee and generally vest over a period of time determined by the Company’s Board of Directors at the time of grant. PSUs granted are based on achievement of the Company’s operating income compared to budgeted operating income as approved by the Company’s Board of Directors. The Company determines the fair market value of the award based on the number of RSUs and PSUs granted and the market value of the Company’s common stock on the grant date. The Company amortizes the fair market value of the award to expense over the period of vesting. Unvested RSUs and PSUs are forfeited and canceled as of the date that employment or service to the Company terminates. RSUs and PSUs are settled in shares of the Company’s common stock upon vesting. The Company typically repurchases common stock upon its employees’ vesting in RSUs and PSUs in order to cover any minimum tax withholding liability as a result of the awards having vested.

Leases

The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company is required to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification.

The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter, if modified.

For its operating leases with a lease term of 12 months or greater, the Company recognized a right-of-use asset and a lease liability on its consolidated balance sheets. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

Operating lease cost for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations. The Company elected the practical expedients to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases).

Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, commercial matters and product recalls. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy in dealing with each matter. The Company records charges for anticipated losses in connection with litigation and claims against it when the Company concludes a loss is probable and can be reasonably estimated. The Company expenses legal costs associated with loss contingencies as incurred. During the years ended December 31, 2024, 2023, and 2022, the Company was not subject to any material litigation or claims and assessments.

Sales of medical devices outside the U.S. are subject to international regulatory requirements that vary from country to country. These requirements and the amount of time required for approval may differ from the Company’s experiences with the U.S. Food and Drug Administration (“FDA”). In the European Union (“EU”), the Company is required to obtain Conformité Européenne (“CE”) marks for its products, which denote conformity to essential requirements for manufacturers of higher-risk devices. Failure to obtain, retain or maintain these CE marks would impact the Company’s ability to sell our products in certain EU countries and could cause our business to suffer.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, the Company determines deferred taxes based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company includes changes in the valuation allowances in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

The Company recognizes, measures, presents, and discloses in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on the Company’s marketable securities, which are disclosed in the accompanying consolidated statements of comprehensive income. There were no reclassifications out of comprehensive income for the years ended December 31, 2024, 2023, or 2022.

Restructuring

The Company records restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, reductions in force, or distributor terminations. The Company bases these restructuring charges, which reflect the Company’s commitment to a termination or exit plan, on estimates of the expected costs associated with site closure, legal matters, contract terminations, severance payments, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, the Company will recognize a credit to earnings.

Net Income Per Share

The Company computes basic net income per common share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards, using the treasury stock method, and outstanding convertible notes, using the if-converted method.

The Company has excluded potential dilutive securities from the computation of diluted net loss per share that would be anti-dilutive to net income per share. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2024	2023	2022

Options to purchase common stock	8,939	294,580	291,753
Restricted stock units	3,769	-	1,300
Convertible senior notes	1,440,737	-	-
Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	1,453,445	294,580	293,053

The computation of basic and diluted net income per share was as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$44,038	$30,105	$20,636
Weighted average shares outstanding	22,452	22,217	21,975
Basic earnings per share	$1.96	$1.36	$0.94

Diluted:
Net income available for common stockholders	$44,038	$30,105	$20,636
Weighted-average shares outstanding	22,452	22,217	21,975
Common stock equivalents, if dilutive	327	206	196
Shares used in computing diluted earnings per common share	22,779	22,423	22,171

Diluted earnings per share	$1.93	$1.34	$0.93

Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	1,453	295	293

Convertible Debt

The Company applies the provisions of ASU 2020-06, which simplify the accounting related to convertible debt instruments by removing major separation models required under current GAAP. Accordingly, the Company does not bifurcate the liability and equity components of the convertible debt on its consolidated balance sheets. The Company’s convertible debt is reflected as a liability on the Company’s consolidated balance sheets, with the initial carrying amount equal to the principal amount of the debt, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the instruments utilizing the effective interest method. The Company accounts for its convertible debt as a single liability with no separate accounting for embedded conversion features.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 12 for further information on the Company’s reportable segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

2. Divestitures

On April 26, 2022, the Company committed to a plan to close its St. Etienne, France factory, which supported its LeMaitre Cardial SAS (Cardial) business, in order to streamline manufacturing operations and reduce expenses. The Cardial business consisted of the manufacture of polyester vascular grafts, valvulotomes, surgical glue, and selected OEM devices. The Company acquired the Cardial business in 2018.

On June 30, 2022, the Company ceased operations at the St. Etienne, France factory. The closure resulted in a restructuring charge of $3.1 million for the year ended December 31, 2022. These charges primarily consisted of employment termination costs, impairment of fixed assets and inventory, and third-party costs.

For the year ended December 31, 2023, the Company recorded additional restructuring expenses of $0.5 million. The additional expenses consisted primarily of employment termination, settlement, legal, and other third-party costs.

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$19,109	$18,333
Work-in-process	2,157	2,869
Finished products	34,676	31,131
Other deferred costs	8,985	5,747

Total inventory and other deferred costs	$64,927	$58,080

The Company had inventory on consignment at customer sites of $1.8 million and $2.0 million at December 31, 2024 and 2023, respectively.

In connection with the Company’s RestoreFlow allograft business, other deferred costs include costs incurred for the preservation of human tissues available for shipment, tissues currently in active processing, and tissues held in quarantine pending release to implantable status. By federal law, human tissues cannot be bought or sold. Therefore, the tissues the Company preserves are not held as inventory, and the costs the Company incurs to procure and process vascular tissues are instead accumulated and deferred. These costs include fixed and variable overhead costs associated with the cryopreservation process, including primarily direct labor costs, tissue recovery fees, inbound freight charges, indirect materials, and facilities costs. The Company expenses general and administrative expenses and selling expenses associated with the provision of these services as incurred.

4. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Computer hardware	$4,970	$5,319
Machinery and equipment	18,793	16,942
Building and leasehold improvements	25,253	20,981

Gross property and equipment	49,016	43,242
Less accumulated depreciation	(24,216)	(21,488)

Property and equipment, net	$24,800	$21,754

During the years ended December 31, 2024, 2023, and 2022, the Company wrote off fully depreciated assets with gross values of $0.9 million, $7.1 million, and $0.5 million, respectively.

Depreciation expense was as follows:

	Year ended December 31,
	2024	2023	2022
		(in thousands)

Depreciation expense	$3,823	$3,423	$3,250

5. Other Intangibles

Other intangibles consisted of the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$18,709	$10,840	$29,549	$16,048	$13,501
Trademarks, tradenames and licenses	3,767	2,261	1,506	3,767	1,909	1,858
Customer relationships	37,171	13,709	23,462	37,171	11,064	26,107
Other intangible assets	1,536	1,525	11	1,643	1,398	245

Total identifiable intangible assets	$72,023	$36,204	$35,819	$72,130	$30,419	$41,711

The Company is amortizing these assets over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of December 31, 2024, is 8.5 years. The Company includes amortization expense in general and administrative expense as follows:

	Year ended December 31,
	2024	2023	2022
		(in thousands)

Amortization expense	$5,785	$6,092	$6,183

Estimated amortization expense for each of the next five fiscal years, based upon the intangible assets at December 31, 2024, is as follows:

	Year ended December 31,
	2025	2026	2027	2028	2029
	(in thousands)

Amortization expense	$5,566	$5,119	$4,842	$4,456	$4,423

6. Convertible Senior Notes

Convertible senior notes consisted of the following:

As of December 31,
2024
(in thousands)
Principal amount of convertible senior notes	$172,500
Less: Current portion of convertible senior notes	-
Convertible senior notes, net of current portion	172,500
Debt discount, net of accretion	(4,728)

Convertible senior notes, net of discount and current portion	$167,772

On December 19, 2024, the Company issued $172.5 million aggregate principal amount of convertible senior notes due 2030 (the “Convertible Notes”), in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between the Company and U.S. Bank Trust Company, National Association (the “Indenture”).

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed, or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of initial purchaser discounts and other debt issuance costs totaling $4.8 million.

The Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; (4) if the Company calls (or is deemed to have called) any Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029, until the close of business on the second scheduled trading day immediately before the maturity date. The Company has the right to elect to settle conversions either in cash, shares of its common stock, or in a combination of cash and shares of its common stock.

Additional interest of up to 0.5% per annum is payable if the Company fails to timely file required documents or reports with the Securities and Exchange Commission (“SEC”) or the Convertible Notes become not freely tradable (as defined in the Indenture). The Company determined that the higher interest payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives at December 31, 2024 and determined it was de minimis.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028 until the fortieth trading day immediately before the maturity date, the Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

The Company accounts for the Convertible Notes as a single liability in accordance with ASC 470-20 as the Company concluded that embedded conversion features within the Convertible Notes do not meet the requirements for bifurcation. Initial purchaser discounts and other debt issuance costs related to the Convertible Notes totaling $4.8 million were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of the Convertible Notes on the Company’s consolidated balance sheets and is being accreted to interest expense over the term of the Convertible Notes using the effective interest method. During the year ended December 31, 2024, the Company recognized $0.2 million in interest expense related to the 2.50% cash coupon of the Convertible Notes and amortization of the debt issuance costs. During the year ended December 31, 2024, the effective interest rate on the outstanding Convertible Notes was approximately 3.1%.

As of December 31, 2024, the estimated fair value of the Convertible Notes was $178.6 million. The Company determined the fair value based on the quoted price of the last trade of the Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Compensation and related taxes	$15,117	$13,353
Accrued purchases	4,463	5,152
Accrued expenses	3,852	4,251
Income and other taxes	639	390
Accrued interest	144	-
Professional fees	86	104
Other	431	400

Total	$24,732	$23,650

Other long-term liabilities consist of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Acquisition-related liabilities	$-	$1,406
Income taxes	572	637
Other	259	225

Total	$831	$2,268

8. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. As of December 31, 2024, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	96,476	December 2034
North Brunswick, NJ	Artegraft biologic business	16,732	October 2029
Burlington, MA	US distribution	12,878	December 2030
Fox River Grove, IL	RestoreFlow allografts business	9,754	December 2026
Fox River Grove, IL	RestoreFlow allografts business	4,878	November 2025
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan, Italy	Italy sales office and distribution	5,705	September 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Maisons-Alfort, France	France sales office	3,492	February 2030
Zurich, Switzerland	Switzerland sales office and distribution	2,935	February 2030
Madrid, Spain	Spain sales office	2,260	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	4,236	July 2025
Shanghai, China	China sales office and distribution	3,432	October 2027
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Kensington, Australia	Australia sales office and distribution	2,551	June 2025
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Singapore	Asia Pacific headquarters and distribution	1,270	June 2026
Shanghai, China	China sales office and distribution	1,152	August 2025
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under capital leases as of December 31, 2024. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
	(in thousands)	(in thousands)

Lease cost
Operating lease cost	$2,895	$2,420
Short-term lease cost	80	378
Total lease cost	$2,975	$2,798

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,991	$3,139

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,637	$4,813

Weighted average remaining lease term - operating leases (in years)	6.5	7.3

Weighted average discount rate - operating leases	6.63%	6.57%

As of December 31, 2024, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Year ending December 31,
2025	$3,775
2026	3,204
2027	2,731
2028	2,608
2029	2,555
Thereafter	8,524
Adjustment to net present value as of December 31, 2024	(5,484)

Minimum noncancelable lease liability	$17,913

Purchase Commitments

As part of the Company’s normal course of business, the Company has commitments to purchase approximately $17.5 million of inventory through 2025. These purchases are to be used in the normal course of business and do not represent excess commitments or loss contracts.

9. Income Taxes

Income (loss) before income taxes was as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)

United States	$52,829	$37,356	$26,274
Foreign	4,046	2,119	1,216

Total	$56,875	$39,475	$27,490

Certain of the Company’s foreign subsidiaries are included in the Company’s U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes was as follows:

	Year ended December 31,
	2024	2023	2022
		(in thousands)
Current:
Federal	$10,308	$6,203	$5,063
State	1,840	1,300	938
Foreign	1,140	1,084	1,035

	13,288	8,587	7,036
Deferred:
Federal	(363)	616	(144)
State	(94)	122	(83)
Foreign	6	45	45

	(451)	783	(182)

Provision for income taxes	$12,837	$9,370	$6,854

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2024, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.5 million, which may increase within the 12 months ending December 31, 2025. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2031. A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

	2024	2023	2022
	(in thousands)
Unrecognized tax benefits at the beginning of year	$587	$612	$768
Additions/adjustments for tax positions of current year	-	-	-
Additions/adjustments for tax positions of prior years	(33)	(25)	(57)
Reductions for settlements with taxing authorities	-	-	-
Reductions for lapses of the applicable statutes of limitations	(39)	-	(99)
Unrecognized tax benefits at the end of the year	$515	$587	$612

Deferred taxes were attributable to the following temporary differences:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Inventory	$2,682	$2,280
Net operating loss carryforwards	774	942
Tax credit carryforwards	1,138	1,092
Capital loss carryforwards	422	462
Reserves and accruals	908	823
Operating lease liabilities	3,419	3,721
Intangible assets	4,488	4,503
Stock options	746	696
Other	2,526	1,741

Total deferred tax assets	17,103	16,260

Deferred tax liabilities:
Property and equipment	(3,166)	(2,996)
Goodwill	(7,039)	(6,311)
Operating lease right-of-use assets	(3,152)	(3,472)
Foreign branch deferred offset	(593)	(700)
Other	(160)	(183)

Total deferred tax liabilities	(14,110)	(13,662)

Net deferred tax assets before valuation allowance	2,993	2,598

Valuation allowance	(1,653)	(1,702)

Net deferred tax asset	$1,340	$896

Deferred tax classification
Long-term deferred tax asset	$1,425	$1,003
Long-term deferred tax liability	(85)	(107)

Net long-term deferred tax asset	$1,340	$896

In 2022, the Company decreased its valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards. In 2023, the Company increased its valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards. In 2024, the Company decreased its valuation allowance by less than $0.1 million, with this decrease being mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards.

As of December 31, 2024, the Company has provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized. The valuation allowance against the Company’s deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

Realization of the Company’s deferred tax assets is dependent on the Company generating sufficient taxable income in future periods. Although the Company believes it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value of its deferred tax assets remaining after the Company applies the valuation allowances, realization is not assured and future events could cause the Company to change its judgment. In the event that actual results differ from the Company’s estimates, or the Company adjusts these estimates in the future periods, further adjustments to the Company’s valuation allowance may be recorded, which could materially impact its financial position and net income (loss) in the period of the adjustment.

As of December 31, 2024, the Company had net operating loss carryforwards in Australia of $1.0 million that do not expire, in France of $1.3 million that do not expire, in Spain of $0.5 million that do not expire, in Norway of $0.1 million that do not expire, and in China of $0.3 million that expire in three years. The Company has a capital loss carryforward in Australia of $1.4 million that does not expire. The Company also has state tax credit carryforwards of approximately $1.8 million that are available to reduce future tax liabilities, which begin to expire in 2030, or can be carried forward indefinitely.

In December 2018, the Company reevaluated its international operations and as a result, is no longer indefinitely reinvested with respect to undistributed earnings from its German and Australian subsidiaries. There was no material deferred tax expense recorded for foreign and state tax costs associated with the future remittance of these undistributed earnings. The Company remains permanently reinvested with respect to undistributed earnings from our other foreign subsidiaries. The Company has determined that it is not practicable to estimate the amount of deferred tax liability, if any, with respect to these permanently reinvested undistributed earnings.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	2024	2023	2022

Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	2.5%	2.8%	2.7%
Effect of foreign taxes	0.6%	1.7%	4.0%
Federal tax on foreign income	0.2%	0.3%	0.0%
Valuation allowance	0.1%	0.2%	(0.2%)
Foreign deferred tax liability offset	(0.1%)	(0.1%)	(0.2%)
Research & development tax credits	(0.7%)	(0.6%)	0.0%
Stock options	(1.7%)	(1.8%)	0.0%
Uncertain tax positions	0.0%	0.1%	(0.3%)
Other permanent differences	0.6%	0.4%	(1.8%)
Other	0.1%	(0.3%)	(0.3%)

Effective tax rate	22.6%	23.7%	24.9%

The Company is not currently under income tax audit in any tax jurisdictions.

As of December 31, 2024, the Company remains subject to examination in our most significant tax jurisdictions as follows:

United States	2020 and forward
Foreign	2016 and forward

Supplemental disclosures of cash flow information are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for income taxes, net	$12,837	$7,549	$8,343

10. Stockholders’ Equity

Authorized Shares

The Company’s second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), authorizes the issuance of up to 37,000,000 shares of common stock and up to 3,000,000 shares of undesignated preferred stock.

Under the terms of the Certificate of Incorporation, the Company’s board of directors is authorized to issue shares of the preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. Currently, the Company has no shares of preferred stock outstanding.

Stock Award Plans

In May 2006 the Company approved the 2006 Stock Incentive Plan, which became effective upon the Company’s initial public offering, and which has been subsequently amended. The maximum number of shares of common stock reserved and available for issuance under the 2006 Stock Incentive Plan is the sum of (i) 6,500,000 shares, and (ii) such number of shares as equals that number of stock options or awards returned to the Company’s 1997 Stock Option Plan, 1998 Stock Option Plan, 2000 Stock Option Plan, and 2004 Stock Option Plan, each as amended and in effect from time to time (following the original effective date of the 2006 Stock Incentive Option and Incentive Plan), resulting from the expiration, cancellation, or termination of stock options or awards under those plans. The 2006 Stock Incentive Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”), unrestricted stock awards, and deferred stock awards to the Company’s officers, employees, directors, and consultants. Incentive stock options are required to be issued at not less than fair market value at the date of the grant and generally vest over four or five years. The Company’s board of directors determines the term of the options but in no event will exceed ten years from date of grant. In connection with the adoption of the 2006 Stock Incentive Plan, no further option grants were permitted under any previous stock option plans. The Company may satisfy awards upon exercise of stock options, RSUs, or PSUs with either newly issued shares or treasury shares.

A total of 8,118,003 shares are currently authorized for under the 2006 Stock Incentive Plan, of which 1,105,266 remain available for grant as of December 31, 2024.

The Company has computed the fair value of employee stock options granted each year using the following weighted average assumptions:

	2024	2023	2022
Dividend yield	0.63%	1.02%	1.06%
Volatility	36.7%	43.0%	44.6%
Risk-free interest rate	4.1%	4.3%	3.9%
Weighted average expected option term (in years)	4.4	4.5	4.5
Weighted average fair value per share of options granted	$34.99	$20.75	$18.10

A summary of option activity as of December 31, 2024, and for the three years then ended is presented below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)

Balance outstanding at December 31, 2021	846,754	$33.83	4.50	$13,888

Granted	159,275	$47.21
Exercised	(133,963)	$25.80		$3,021
Canceled / Expired	(12,091)	$35.53
Balance outstanding at December 31, 2022	859,975	$37.53	4.35	$7,878

Granted	148,115	$54.71
Exercised	(207,643)	$29.72		$5,914
Canceled / Expired	(19,323)	$41.55
Balance outstanding at December 31, 2023	781,124	$42.78	4.42	$10,924

Granted	125,834	$101.12
Exercised	(178,064)	$36.16		$7,271
Canceled / Expired	(9,458)	$47.06
Balance outstanding at December 31, 2024	719,436	$54.57	4.35	$28,160

Exercisable at:
December 31, 2022	369,593	$32.16	3.17	$5,223
December 31, 2023	356,519	$36.83	3.21	$7,107
December 31, 2024	349,981	$41.39	3.16	$17,760

Expected to vest at:
December 31, 2022	490,382	$41.59	5.23	$2,655
December 31, 2023	424,605	$47.78	5.43	$3,817
December 31, 2024	369,455	$67.05	5.46	$10,400

Cash received from stock options exercised during the years ended December 31, 2024, 2023, and 2022, was $6.4 million, $6.2 million, and $3.5 million, respectively.

Restricted Stock Units and Performance-based Restricted Stock Units

The Company bases the fair value of RSU awards with time-based vesting on the intrinsic value of the awards at the date of grant.

The Company also issues PSUs, which are RSU awards with vesting based on performance conditions. PSUs awarded vest based on our achievement of operating income relative to the Company’s target operating income. The Company bases the fair values of PSUs on the intrinsic values of the awards at the date of grant.

A summary of the Company’s RSU activity (excluding PSUs) as of December 31, 2024, and for the three years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance outstanding at December 31, 2021	133,831	$38.26

Granted	51,031	$47.11
Vested	(45,489)	$35.75
Canceled	(6,229)	$40.79

Balance outstanding at December 31, 2022	133,144	$42.38

Granted	48,225	$54.68
Vested	(49,400)	$39.31
Canceled	(5,975)	$42.89

Balance outstanding at December 31, 2023	125,994	$48.20

Granted	33,851	$100.37
Vested	(49,521)	$46.49
Canceled	(4,186)	$49.51

Balance outstanding at December 31, 2024	106,138	$65.28

The number of RSUs vested includes the shares that the Company withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The fair values of the RSUs that vested during 2024, 2023, and 2022 were $4.9 million, $2.7 million, and $2.1 million, respectively.

The Company repurchases shares of its common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of such repurchases is as follows:

	2024	2023	2022

Shares of common stock repurchased for net settlement of equity awards	17,272	15,917	13,690
Average per share repurchase price	$91.25	$53.59	$46.90
Aggregate purchase price (in thousands)	$1,576	$853	$642

A summary of the Company’s PSU activity as of December 31, 2024, and for the three years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance outstanding at December 31, 2021	31,181	$48.60

Granted	28,830	$47.13
Vested	-	$-
Canceled	(31,538)	$48.53

Balance outstanding at December 31, 2022	28,473	$47.19

Granted	26,883	$54.65
Vested	-	$-
Canceled	(1,192)	$47.19

Balance outstanding at December 31, 2023	54,164	$50.85

Granted	21,180	$100.79
Vested	(14,266)	$47.23
Canceled	(1,148)	$52.54

Balance outstanding at December 31, 2024	59,930	$69.15

The number of PSUs vested includes the shares that the Company withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The fair values of the PSUs that vested during 2024 were $1.2 million.

The Company repurchases shares of its common stock in order to cover any minimum tax withholding liability associated with PSU vestings. There were no repurchases of PSUs prior to 2024. A summary of such repurchases in 2024 is as follows:

2024

Shares of common stock repurchased for net settlement of equity awards	2,041
Average per share repurchase price	$70.55
Aggregate purchase price (in thousands)	$144

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations were as follows:

	2024	2023	2022
		(in thousands)
Stock option awards	$2,996	$2,705	$2,487
Restricted stock units	2,307	1,951	1,654
Performance-based restricted stock units	1,265	663	32

Total stock-based compensation	$6,568	$5,319	$4,173

Stock-based compensation is included in our statements of operations as follows:

	2024	2023	2022
		(in thousands)
Cost of sales	$927	$686	$494
Sales and marketing	1,104	966	771
General and administrative	3,866	3,143	2,500
Research and development	671	524	408

Total stock-based compensation	$6,568	$5,319	$4,173

The Company expects to record the unamortized portion of share-based compensation expense of $18.3 million for existing stock options, RSUs, and PSUs outstanding as of December 31, 2024, over a weighted-average period of 2.0 years.

Stock Repurchase Plans

On February 18, 2025, the Company’s board of directors authorized the repurchase of up to $75.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 17, 2026. The repurchase program may be suspended or discontinued at any time. To date the Company has not made any repurchases under this program.

Dividends

In February 2011, the Company’s board of directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

Fiscal Year 2023
March 9, 2023	March 23, 2023	$0.14	$3,099
May 17, 2023	June 1, 2023	$0.14	$3,116
August 17, 2023	August 31, 2023	$0.14	$3,117
November 16, 2023	November 30, 2023	$0.14	$3,117

On February 18, 2025, the Company’s board of directors approved a quarterly cash dividend on its common stock of $0.20 per share payable on March 27, 2025, to stockholders of record at the close of business on March 13, 2025, which will total approximately $4.5 million.

11. Profit-Sharing Plan

The Company offers a 401(k) profit-sharing plan (the “401(k) Plan”) covering eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. The Company may also make discretionary profit sharing contributions to the 401(k) Plan in an amount determined by its board of directors. The Company’s contributions vest ratably over six years of employment and amounted to approximately $0.8 million, $0.8 million, and $0.6 million for 2024, 2023, and 2022, respectively.

12. Segment and Geographic Information

The Company regularly reviews its segment financial information and the approach used by the chief operating decision maker (“CODM”), the Chief Executive Officer, to evaluate performance and allocate resources. The Company considers the business to be a single operating segment engaged in the development, manufacturing, and marketing of medical devices and implants, as well as the processing and cryopreservation of human tissues for implantation in patients, all used primarily in the field of vascular surgery.

The CODM assesses performance for its single operating segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The accounting policies of the segment are the same as those described in Significant Accounting Policies and Related Matters (see Note 1).

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the single operating segment or into other parts of the entity, such as for acquisitions, dividend payments, and/or short-term marketable security investments. Net income is also used to monitor budget versus actual results, which is used in assessing performance of the segment and in establishing management’s compensation.

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Year ended December 31,
	2024	2023	2022
	(in thousands)

Net sales	$219,863	$193,484	$161,651
Cost of sales	68,962	66,435	56,755
Gross profit	150,901	127,049	104,896

Less:
Selling expense	42,109	37,166	29,420
Marketing expense	4,628	3,888	3,501
Administrative expense	23,934	21,563	19,285
Finance expense	9,896	8,227	7,691
Management information systems expense	2,428	2,042	1,769
Research and development expense	3,431	2,738	1,895
Process engineering expense	2,938	3,632	3,051
Regulatory and clinical expense	9,281	10,596	8,348
Restructuring expense	-	485	3,107
Other income (expense), net*	8,218	6,607	6,193
Net income	$44,038	$30,105	$20,636

*Refer to the consolidated statements of operations for a listing of other income and expense.

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)

United States	$128,743	$117,811	$99,463
Germany	14,420	13,420	11,223
Canada	13,669	10,786	8,336
United Kingdom	10,960	8,561	5,841
Other countries	52,071	42,906	36,788

Net sales	$219,863	$193,484	$161,651

Long-term assets by country, including property and equipment, net and right-of-use leased assets were as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)

United States	$36,291	$34,729	$29,042
Germany	2,163	2,350	2,462
Other countries	3,114	2,702	2,031

Total long-term assets	$41,568	$39,781	$33,535

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2024, included the Company’s short-term marketable securities, which consist of a U.S. government money market fund and a short-duration bond fund.

The Company uses Level 2 fair value measurements for its Convertible Notes, which are carried at the face value less unamortized debt discount and issuance costs on the consolidated balance sheets. The fair value of the Convertible Notes is presented at each reporting period for disclosure purposes only (see Note 6).

Several of the Company’s acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 the Company recorded a contingent liability associated with its acquisition of the bovine carotid graft business from Artegraft. The agreement required the Company to make potential additional payments to Artegraft of up to $17.5 million, depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition through December 31, 2023. The Company recorded this liability at a fair value of $0.4 million in 2020 to reflect management’s estimate of the likelihood of achieving these targets at the time of the closing, as well as the time value of money until payment. The Company was remeasuring this amount each quarter during the earn-out period, with any adjustments recorded in income from operations. As of December 31, 2023, there were no unit sales milestones achieved during the earn-out period, and therefore the Company reduced the remaining liability to zero.

During 2019, the Company recorded contingent liabilities associated with its acquisition of the Anteris biologic patch business. The agreement includes the potential for the Company to pay up to $7.8 million of additional consideration beyond payments made to date, with $0.3 million contingent upon the delivery of audited financial statements of the acquired business to the Company; $2.0 million (the “CE Mark Contingency”) contingent on the Company’s success in obtaining CE marks under the European Medical Device Regulation (2017/745) (“MDR”) on the acquired products; $0.5 million contingent upon Anteris’ success in extending the shelf life of the acquired products as specified in the agreement; and another $5.0 million contingent on the achievement of specified levels of revenues in the first 12 and 24 months following the acquisition date. The Company initially valued this additional contingent consideration in total at $2.3 million. The Company is remeasuring this valuation each quarter until the payment requirement ends, with any adjustments reported in income from operations. The Company paid the contingent payment related to the delivery of audited financial statements of the business in November 2019 upon satisfaction of the deliverable. The contingent payments related to Anteris’ extending the shelf life of the acquired products and achieving the revenue targets during the first 12- and 24- month periods following the acquisition were not met, and the Company adjusted the portion of the liabilities related to these items through income from operations. The agreement was amended in August 2021 such that the CE Mark Contingency amount may be reduced for certain costs incurred by the Company in achieving the CE marks.

In September 2023, the Company and Anteris amended the agreement in order to (i) place a cap on the total amount of costs incurred by the Company in achieving the CE marks under MDR regulations that could be used as a deduction toward the $2.0 million holdback, and (ii) require a prorata payment to Anteris of the CE Mark Contingency, less costs described above, by January 2025 if the CE marks are not obtained by that date.

In January 2025, the Company received the MDR CE mark approval of CardioCel and VascuCel which allows the Company to distribute their Burlington manufactured products to EU markets. As of December 31, 2024, the fair value of the CE Mark Contingency reflects the total holdback due to Anteris of $1.4 million. The payment to Anteris will be made in the first quarter of 2025.

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs including management’s forecast of future revenues for the acquired businesses, as well as, management’s estimates of the likelihood of achieving the other specified criteria:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$1,224	$1,339	$1,492
Additions	-	-	-
Payments	-	-	-
Change in fair value included in earnings	134	(115)	(153)

Ending balance	$1,358	$1,224	$1,339

14. Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$(4,625)	$(6,031)	$(3,435)

Other comprehensive income (loss) before reclassifications	(1,559)	1,406	(2,596)
Amounts reclassified from accumulated other comprehensive loss	-	-	-

Ending Balance	$(6,184)	$(4,625)	$(6,031)

Changes to the Company’s accumulated other comprehensive loss consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities for the years ended December 31, 2024, 2023, and 2022.