Form 10-Q
period 2025-03-31
LEMAITRE VASCULAR INC
filed 2025-05-08
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 22,594,362 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2025	2024
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,340	$25,610
Short-term marketable securities	277,209	274,112
Accounts receivable, net of allowances of $1,429 at March 31, 2025 and $1,369 at December 31, 2024	35,112	30,063
Inventory and other deferred costs	65,906	64,927
Prepaid expenses and other current assets	4,546	7,480
Total current assets	408,113	402,192

Property and equipment, net	25,106	24,800
Right-of-use leased assets	16,233	16,768
Goodwill	65,945	65,945
Other intangibles, net	34,399	35,819
Deferred tax assets	1,037	1,425
Other assets	5,173	4,868
Total assets	$556,006	$551,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,181	$1,761
Accrued expenses	19,929	24,732
Acquisition-related obligations	-	1,433
Lease liabilities - short-term	2,635	2,681
Total current liabilities	24,745	30,607

Convertible senior notes, net	167,984	167,772
Lease liabilities - long-term	14,742	15,232
Deferred tax liabilities	88	85
Other long-term liabilities	875	831
Total liabilities	208,434	214,527

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,204,191 shares at March 31, 2025, and 24,153,165 shares at December 31, 2024	242	242
Additional paid-in capital	217,118	213,760
Retained earnings	151,584	145,090
Accumulated other comprehensive loss	(5,153)	(6,184)
Treasury stock, at cost; 1,609,890 shares at March 31, 2025 and 1,603,825 shares at December 31, 2024	(16,219)	(15,618)
Total stockholders’ equity	347,572	337,290
Total liabilities and stockholders’ equity	$556,006	$551,817

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2025	2024
	(in thousands, except per share data)

Net sales	$59,871	$53,478
Cost of sales	18,451	16,813

Gross profit	41,420	36,665

Sales and marketing	14,212	11,686
General and administrative	10,487	9,013
Research and development	4,095	4,092

Total operating expenses	28,794	24,791

Income from operations	12,626	11,874

Other income (expense):
Interest income	2,903	1,001
Interest expense	(1,290)	-
Other income (loss), net	2	(78)

Income before income taxes	14,241	12,797
Provision for income taxes	3,230	2,910

Net income	$11,011	$9,887

Earnings per share of common stock:
Basic	$0.49	$0.44
Diluted	$0.48	$0.44

Weighted-average shares outstanding:
Basic	22,570	22,365
Diluted	22,899	22,570

Cash dividends declared per common share	$0.20	$0.16

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2025	2024
	(in thousands)
Net income	$11,011	$9,887
Other comprehensive income (loss):
Foreign currency translation adjustment, net	828	(831)
Unrealized gain (loss) on short-term marketable securities	203	(102)
Total other comprehensive income (loss)	1,031	(933)

Comprehensive income	$12,042	$8,954

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290

Net income				11,011				11,011
Other comprehensive income (loss)					1,031			1,031
Issuance of common stock for stock options exercised	33,465	-	1,312					1,312
Vested restricted stock units	9,638	-						-
Vested performance-based restricted stock units	7,923	-						-
Repurchase of common stock for net settlement of equity awards						6,065	(601)	(601)
Stock-based compensation expense			2,046					2,046
Common stock dividend paid				(4,517)				(4,517)
Balance at March 31, 2025	24,204,191	$242	$217,118	$151,584	$(5,153)	1,609,890	$(16,219)	$347,572

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900

Net income				9,887				9,887
Other comprehensive income (loss)					(933)			(933)
Issuance of common stock for stock options exercised	107,930	1	3,985					3,986
Vested restricted stock units	9,547	-						-
Vested performance-based restricted stock units	7,063	-						-
Repurchase of common stock for net settlement of equity awards						5,850	(358)	(358)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,589)				(3,589)
Balance at March 31, 2024	24,036,300	$240	$206,350	$121,728	$(5,558)	1,590,362	$(14,257)	$308,503

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2025	2024
	(in thousands)
Operating activities
Net income	$11,011	$9,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,552	2,382
Stock-based compensation	2,046	1,610
Non-cash interest expense and end of term accretion expense	1,290	-
Provision for inventory write-downs	637	716
Provision for credit losses	12	362
Fair value adjustments to contingent consideration obligations	-	23
Foreign currency transaction effect on income	(19)	(45)
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	(5,750)
Inventory and other deferred costs	(1,334)	(3,537)
Prepaid expenses and other assets	2,721	2,216
Accounts payable and other liabilities	(5,258)	(2,793)
Net cash provided by operating activities	9,039	5,071

Investing activities
Purchases of short-term marketable securities	(2,893)	(991)
Purchases of property and equipment	(1,383)	(1,370)
Payments related to acquisitions, net of cash acquired	(44)	-
Net cash used in investing activities	(4,320)	(2,361)

Financing activities
Proceeds from stock option exercises	1,312	3,986
Deferred payments for acquisitions	(1,433)	-
Purchase of treasury stock for net settlement of equity awards	(601)	(358)
Common stock cash dividend paid	(4,517)	(3,589)
Net cash (used in) provided by financing activities	(5,239)	39

Effect of exchange rate changes on cash and cash equivalents	250	(423)
Net (decrease) increase in cash and cash equivalents	(270)	2,326
Cash and cash equivalents at beginning of period	25,610	24,269
Cash and cash equivalents at end of period	$25,340	$26,595

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(unaudited)

1. Nature of the Business and Basis of Presentation

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, and the Company refer to LeMaitre Vascular, Inc. and its subsidiaries. The Company develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. The Company also derives revenues from the processing and cryopreservation of human tissues for implantation in patients. The Company operates in a single segment in which its principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. The Company’s offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; Zurich, Switzerland; Kensington, Australia; Tokyo, Japan; Shanghai, China; Singapore; Seoul, Korea; and Bangkok, Thailand.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025, and results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024, have been made. The Company’s results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, credit losses, inventories, intangible assets, sales returns and discounts, share-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these unaudited consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates or judgments or to revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

• Level 1-Quoted prices in active markets for identical assets or liabilities.

• Level 2-Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

• Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The Company's 2.50% convertible senior notes due 2030 (the "Convertible Notes") are carried at the face value less unamortized debt discount and issuance costs (a level 2 measurement) on the accompanying consolidated balance sheets, and the fair value of the Convertible Notes is presented at each reporting period for disclosure purposes only.

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

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$20,172	$19,109
Work-in-process	1,885	2,157
Finished products	33,912	34,676
Other deferred costs	9,937	8,985

Total inventory and other deferred costs	$65,906	$64,927

The Company had inventory on consignment at customer sites of $2.1 million and $1.8 million at March 31, 2025, and December 31, 2024, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the three months ended March 31, 2025. Other intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$19,373	$10,176	$29,549	$18,709	$10,840
Trademarks, tradenames and licenses	3,767	2,349	1,418	3,767	2,261	1,506
Customer relationships	37,171	14,371	22,800	37,171	13,709	23,462
Other intangible assets	1,536	1,531	5	1,536	1,525	11

Total identifiable intangible assets	$72,023	$37,624	$34,399	$72,023	$36,204	$35,819

The Company is amortizing these assets over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of March 31, 2025, is 8.6 years. The Company includes amortization expense in general and administrative expense as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)

Amortization expense	$1,420	$1,472

Estimated amortization expense for the remainder of 2025 and for each of the next five fiscal years is as follows:

	Year ended December 31,
	2025	2026	2027	2028	2029	2030
	(in thousands)

Amortization expense	$4,146	$5,119	$4,842	$4,456	$4,423	$3,385

5. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Compensation and related taxes	$9,547	$15,117
Accrued purchases	4,384	4,463
Income and other taxes	2,397	639
Accrued expenses	1,907	3,852
Accrued interest	1,222	86
Professional fees	80	144
Other	392	431

Total	$19,929	$24,732

Other long-term liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Income taxes	601	572
Other	274	259

Total	$875	$831

6. Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to determine its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from taxable income during the carryback period or in the future; and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases its allowance in a period, the Company must reflect this increase as an expense within the tax provision in the statement of operations. The Company does not provide for income taxes on undistributed earnings of certain foreign subsidiaries, as its intention is to permanently reinvest these earnings.

The Company recognizes, measures, presents and discloses in its consolidated financial statements any uncertain tax positions that it has taken, or expects to take on a tax return. The Company operates in multiple taxing jurisdictions, both inside and outside the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against the Company’s net deferred tax assets. The Company will monitor the realizability of its deferred tax assets and adjust the valuation allowance accordingly.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s 2025 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from its foreign subsidiaries, and discrete stock option exercises. The Company’s 2024 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from its foreign subsidiaries, and discrete stock option exercises.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2025, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $417,000. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

Three months ended March 31, 2025
(in thousands)
Unrecognized tax benefits as of December 31, 2024	$515
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	12
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	(110)
Unrecognized tax benefits as of March 31, 2025	$417

As of March 31, 2025, a summary of the tax years that remain subject to examination in the Company’s taxing jurisdictions is as follows:

United States	2021 and forward
Foreign	2016 and forward

7. Convertible Senior Notes

Convertible senior notes consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	-	-
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(4,516)	(4,728)

Convertible senior notes, net of discount and current portion	$167,984	$167,772

On December 19, 2024, the Company issued $172.5 million aggregate principal amount of convertible senior notes due 2030, in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between the Company and U.S. Bank Trust Company, National Association (the “Indenture”).

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed, or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of initial purchaser discounts and other debt issuance costs totaling $4.8 million.

The Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the payment by the Company on March 27, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3562 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.67 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.20 on May 29, 2025 and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

Additional interest of up to 0.5% per annum is payable if the Company fails to timely file required documents or reports with the Securities and Exchange Commission (“SEC”) or the Convertible Notes become not freely tradable (as defined in the Indenture). The Company determined that the higher interest payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives at each balance sheet date and determined they had de minimis value.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028, until the fortieth trading day immediately before the maturity date, the Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

During the three months ended March 31, 2025, the Company recognized $1.1 million in interest expense related to the 2.50% cash coupon of the Convertible Notes and $0.2 million of amortization expense of the debt issuance costs. The Company did not recognize interest expense during the three months ended March 31, 2024. During the three months ended March 31, 2025, the effective interest rate on the outstanding Convertible Notes was approximately 3.1%. As of March 31, 2025, the estimated fair value of the Convertible Notes was $172.7 million. The fair value was determined based on the quoted price of the last trade of the Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

8. Stock-Based Compensation

The Company’s Fourth Amended and Restated 2006 Stock Option and Incentive Plan allows for granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance-based restricted stock units, unrestricted stock awards, and deferred stock awards to its officers, employees, directors, and consultants. The components of stock-based compensation expense included in the consolidated statements of operations are as follows:

	Three months ended
	March 31,
	2025	2024
	(in thousands)
Stock option awards	$900	$741
Restricted stock units	686	561
Performance-based restricted stock units	460	308

Total stock-based compensation	$2,046	$1,610

Stock-based compensation is included in the Company’s consolidated statements of operations as follows:

	Three months ended
	March 31,
	2025	2024
	(in thousands)
Cost of sales	$286	$211
Sales and marketing	376	271
General and administrative	1,176	965
Research and development	208	163

Total stock-based compensation	$2,046	$1,610

During the three months ended March 31, 2025, the Company granted 741 options. The Company did not grant any options during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, the Company granted 1,521 and 222 restricted stock units, respectively. During the three months ended March 31, 2025, the Company granted 129 performance-based restricted stock units. The Company did not grant any performance-based restricted stock units during the three months ended March 31, 2024. The Company issued 51,026 and 124,540 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units, and performance-based restricted stock units during the three months ended March 31, 2025 and 2024, respectively.

9. Net Income per Share

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows:

	Three months ended
	March 31,
	2025	2024
	(in thousands, except per share data)
Numerator:
Net income	$11,011	$9,887

Denominator:
Weighted average basic common shares outstanding	22,570	22,365
Effect if dilutive securities:
Options to purchase common stock	259	149
Restricted stock units	39	35
Performance-based restricted stock units	31	21
Weighted average dilutive common shares outstanding	22,899	22,570

Net income per share:
Basic	$0.49	$0.44
Diluted	$0.48	$0.44

The Company excluded the following common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2025	2024
	(in thousands)

Convertible senior notes	1,441	-
Options to purchase common stock	126	175
Restricted stock units	32	-
Performance-based restricted stock units	10	-
	1,609	175

10. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, the Company’s Board of Directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517

Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On April 29, 2025, the Company’s Board of Directors approved a quarterly cash dividend on its common stock of $0.20 per share payable on May 29, 2025, to stockholders of record at the close of business on May 15, 2025.

11. Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. As of March 31, 2025, the Company had the following building and facility leases capitalized on the balance sheet:

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under capital leases as of March 31, 2025. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$593	$740
Short-term lease cost	27	29
Total lease cost	$620	$769

Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$876	$1,022

Right-of-use assets obtained in exchange for new operating lease liabilities	$58	$509

Weighted average remaining lease term - operating leases (in years)	6.8	7.5

Weighted average discount rate - operating leases	6.64%	6.60%

As of March 31, 2025, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2025	$2,829
Year ending December 31,
2026	3,257
2027	2,767
2028	2,628
2029	2,574
2030	2,134
Thereafter	6,409
Adjustment to net present value as of March 31, 2025	(5,221)

Minimum noncancelable lease liability	$17,377

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Three months ended March 31,
	2025	2024
	(in thousands)

Net sales	$59,871	$53,478
Cost of sales	18,451	16,813
Gross profit	41,420	36,665

Less:
Selling expense	12,824	10,551
Marketing expense	1,388	1,135
Administrative expense	6,823	5,897
Finance expense	2,968	2,537
Management information systems expense	696	579
Research and development expense	1,101	833
Process engineering expense	739	805
Regulatory and clinical expense	2,255	2,454
Other (income) expense, net*	1,615	1,987
Net income	$11,011	$9,887

*Refer to the consolidated statement of operations for the components of other income and expense and related amounts.

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)

United States	$34,628	$31,125
Germany	3,977	3,518
Canada	3,721	3,612
United Kingdom	3,149	2,528
Other countries	14,396	12,695

Net sales	$59,871	$53,478

13. Supplemental Cash Flow Information

	For the three months ended
	March 31,
	2025	2024
	(in thousands)
Cash paid for income taxes, net	$277	$1,396

14. Subsequent Events

On April 2, 2025, the U.S. federal government announced a new series of tariffs on a broad range of imported goods, including components, raw materials, and finished products originating from several key international trade partners. These tariffs are scheduled to take effect beginning June 15, 2025.

The Company is actively assessing the potential effects of these announced tariffs on both short-term and long-term business operations. At this time, the extent of the financial and operational impact of the new tariffs on the Company’s future results cannot be reasonably estimated. The Company will continue to monitor developments related to the implementation and potential legal or policy challenges to the tariffs, and will take appropriate measures to manage any potential risks or disruptions to its business, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025, or the 2024 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2024 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q1 2025, biologics represented 52% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in North America, Europe, the UK, and Asia Pacific, including replacing distributors with our direct sales personnel;

•	increasing the average selling prices of our devices;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations;

•	acquiring complementary products and the transition of distributor sales to LeMaitre;

•	updating existing products and introducing new products through research and development; and

•	consolidating product manufacturing into our Burlington, Massachusetts facilities.

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Zurich, Switzerland. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Kensington, Australia; Seoul, Korea; and Bangkok, Thailand. During the quarter ended March 31, 2025, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of May 1, 2025, our sales force comprised 164 sales representatives and export managers in North America, Europe, the UK, and Asia Pacific.

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

Separately, in 2024, we received MDR CE marks allowing for the continued sale of eleven devices into the European Union, or EU. Previously in 2023 we obtained four MDR CE marks. In January 2025, we received MDR CE marks to market Burlington-manufactured CardioCel and VascuCel devices in the EU. In April 2025, we received MDR CE marks to market Artegraft devices in the EU. In total, we currently have 17 MDR CE marks as of May 1, 2025, and expect to hold 23 MDR CE marks by the end of 2025. The European Commission has designated the end of 2028 as the final MDR CE mark deadline.

Our strategy for growing our business includes acquisitions of complementary product lines and companies, which can be difficult to identify, negotiate, and purchase. There can be no assurance that we will be able to do so in the future.

•

In June 2020, we entered into an agreement with Artegraft to purchase the assets of their bovine graft business for $72.5 million plus additional payments of up to $17.5 million, contingent upon future unit sales.

Occasionally we discontinue or divest products that are no longer complementary to our business or not commercially viable.

•

During 2021, we made decisions to wind down the TRIVEX powered phlebectomy systems, remote endarterectomy devices, and surgical glue. These product lines totaled approximately $2.2 million in 2021 revenues.

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

•

In March 2025, we entered into a distribution transition agreement with our Portugal distributor to sell products directly in Portugal and dissolve the existing distribution arrangement. We plan to be selling direct-to-hospitals in Portugal in Q2 2025. The distribution termination fees are expected to total approximately $0.2 million.

We also benefit, to a lesser extent, from internal product development efforts to bring differentiated technologies and next-generation products and services to market:

•	In March 2022, we received FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg. The device was launched in the United States in April 2024.

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

•

In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Anteris. The transfer to Burlington was substantially completed in 2023. In June 2023, the MDR CE mark application for these Burlington-produced devices was submitted and we obtained approval in January 2025. We began distributing these Burlington-produced patches in the United States, Canada, and select Asia Pacific, or APAC, markets in 2024.

Finally, from time to time we enter into distribution agreements of complementary product lines with the option to acquire the product line in the future.

•

In April 2023, we entered into an agreement with Elutia to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we can distribute the products for three years with an option to acquire Elutia’s worldwide cardiovascular porcine patch business during the second and third year of the agreement. Our sales of the Elutia patches for the three months ended March 31, 2025 was $1.5 million. Subsequently, on April 30, 2025, we ended our cardiovascular porcine patch distribution agreement with Elutia. Our Elutia patch sales for the year ended December 31, 2024 were $5.0 million.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new ERP system to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations, and real-time reporting. We have been preparing for this transition since 2022 and hired an experienced consulting team to assist in this transition, and in the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. In February 2025, we implemented this new system in the UK. As of March 31, 2025, we have capitalized costs on our balance sheet of $5.0 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2025, approximately 42% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. However, if there is a decrease in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record less revenue in U.S. dollars than we would have if the exchange rate had not changed. For the three months ended March 31, 2025, we estimate that the effects of changes in foreign exchange rates decreased our reported sales by approximately $0.8 million, as compared to rates in effect for the three months ended March 31, 2024.

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

Results of Operations

Comparison of the three-month period ended March 31, 2025, to the three-month period ended March 31, 2024:

The following table sets forth for the periods indicated our net sales by geography and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2025	2024	change
	(in thousands)
Net sales	$59,871	$53,478	12%

Net sales by geography:
Americas	$38,958	$35,245	11%
Europe, Middle East and Africa	16,959	14,395	18%
Asia Pacific	3,954	3,838	3%
Total	$59,871	$53,478	12%

Net sales. Net sales increased by $6.4 million, or 12%, to $59.9 million for the three months ended March 31, 2025, compared to $53.5 million for the three months ended March 31, 2024. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and additional sales representatives. Graft sales increased $3.1 million, patch sales increased $1.4 million, shunt sales increased $0.8 million, and valvulotome sales increased $0.7 million. We estimate that the stronger U.S. dollar decreased net sales by $0.8 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Direct-to-hospital net sales were 94% and 95% of our total net sales for the three months ended March 31, 2025 and 2024.

Net sales by geography. Net sales in the Americas increased $3.7 million, or 11%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was driven primarily by increased sales of grafts of $1.7 million, patches of $1.0 million, and valvulotomes of $0.7 million.

EMEA net sales increased $2.6 million, or 18%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was driven primarily by increased sales of grafts of $1.5 million, shunts of $0.4 million, and catheters of $0.4 million.

Asia Pacific net sales increased $0.1 million, or 3%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was driven primarily by increased sales of valvulotomes of $0.1 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)				Percent
	2025	2024	Change	change
	(in thousands)
Gross profit	$41,420	$36,665	$4,755	13%

Gross margin	69.2%	68.6%	0.6%	*

*Not applicable

Gross profit increased $4.8 million, or 13%, to $41.4 million for the three months ended March 31, 2025, as compared to $36.7 million for the three months ended March 31, 2024, and gross margin increased by 60 basis points to 69.2% in the period, as compared to 68.6% for the three months ended March 31, 2024. The increase in gross profit was driven primarily by increased sales, particularly from grafts, patches, and shunts. The increase in gross margin was driven primarily by greater manufacturing efficiencies, lower excess and obsolescence charges, and sales price increases, which were partially offset by unfavorable product mix.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)				Percent
	2025	2024	$ Change	change
	(in thousands)
Sales and marketing	$14,212	$11,686	$2,526	22%
General and administrative	10,487	9,013	1,474	16%
Research and development	4,095	4,092	3	0%
Total	$28,794	$24,791	$4,003	16%

	Three months ended March 31,
	2025	2024
	% of Net Sales	% of Net Sales	Change

Sales and marketing	24%	22%	2%
General and administrative	18%	17%	1%
Research and development	7%	8%	(1%)

Sales and marketing. For the three months ended March 31, 2025, sales and marketing expenses increased 22% to $14.2 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $1.4 million. Additionally, general supplies and equipment expenses increased $0.4 million, professional services and outside services increased $0.4 million, and travel and training expenses increased $0.3 million in the three months ended 2025. As a percentage of net sales, sales and marketing expenses increased to 24% for the three months ended March 31, 2025, up from 22% in the prior year period.

General and administrative. For the three months ended March 31, 2025, general and administrative expenses increased 16% as compared to the three months ended March 31, 2024, to $10.5 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $1.2 million. As a percentage of sales, general and administrative expenses increased to 18% for the three months ended March 31, 2025, up from 17% for the three months ended March 31, 2024.

Research and development. For the three months ended March 31, 2025, research and development expenses remained flat at $4.1 million relative to the three months ended March 31, 2024. As a percentage of sales, research and development expenses decreased to 7% for the three months ended March 31, 2025, down from 8% for the three months ended March 31, 2024.

Income tax expense. We recorded a tax provision of $3.2 million on pre-tax income of $14.2 million for the three months ended March 31, 2025, compared to a $2.9 million tax provision on pre-tax income of $12.8 million for the three months ended March 31, 2024. Our effective income tax rate was 22.7% for the three-month period ended March 31, 2025. Our tax expense for the current period is based on an estimated annual effective tax rate of 23.8%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 22.7% for the three-month period ended March 31, 2024. Our 2024 provision was based on the estimated annual effective tax rate of 24.9%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three-month period ended March 31, 2024, varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of March 31, 2025, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

In April 2025, the Company filed amended Forms 941-X to claim the expanded Employee Retention Credit, or ERTC, totaling $6.3 million of credits for filing periods beginning January 1, 2021, through September 30, 2021.

Liquidity and Capital Resources

As of March 31, 2025, our cash and cash equivalents were $25.3 million, as compared to $25.6 million as of December 31, 2024. We had $277.2 million in short-term marketable securities as of March 31, 2025, and $274.1 million as of December 31, 2024. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. Our short-term marketable securities consist of a U.S. government money market fund investing mainly in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and a short-duration bond fund. As of March 31, 2025, our short-term marketable securities reflected an unrealized loss of $0.8 million as a result of increasing market interest rates.

On February 18, 2025, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 17, 2026. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this or any prior program.

Convertible Senior Notes

On December 19, 2024, we issued $172.5 million aggregate principal amount of convertible senior notes due 2030, or the Convertible Notes, in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between us and U.S. Bank Trust Company, National Association, or the Indenture.

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and February 1 of each year. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the payment by the Company on March 27, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3562 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.67 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.20 on May 29, 2025 and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the our common stock, as described in the Indenture; (4) if we call (or are deemed to have called) any Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029, until the close of business on the second scheduled trading day immediately before the maturity date. We have the right to elect to settle conversions either in cash, shares of common stock, or in a combination of cash and shares of our common stock.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028, until the fortieth scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $12.6 million for the three months ended March 31, 2025, compared to $11.9 million for the three months ended March 31, 2024. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	revenues generated by sales of our products and services;

•	payments associated with potential future quarterly cash dividends to our common stockholders;

•	future acquisition-related payments;

•	payments associated with income and other taxes;

•	costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;

•	costs associated with our initiatives to sell direct-to-hospital in new countries;

•	costs of obtaining and maintaining FDA and other regulatory clearances;

•	costs associated with obtaining European MDR CE mark approvals;

•	the number, timing, and nature of acquisitions, divestitures, and other strategic transactions; and

•	potential future share repurchases.

We believe that our cash, cash equivalents, investments, and the interest we earn on these balances will enable us to fund our operating expenses, capital expenditures requirements, and Convertible Note payments for at least twelve months following the filing of this Form 10-Q and, together with our anticipated future cash, cash equivalents, and investments, to meet our known long-term cash requirements.

We may need to raise additional funding, which might not be available on desirable terms or at all. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

	Three months ended March 31,
	2025	2024	Net Change
	(in thousands)
Cash and cash equivalents	$25,340	$26,595	$(1,255)

Cash flows provided by (used in):
Operating activities	$9,039	$5,071	$3,968
Investing activities	(4,320)	(2,361)	(1,959)
Financing activities	(5,239)	39	(5,278)

Net cash provided by operating activities. Net cash provided by operating activities was $9.0 million for the three months ended March 31, 2025, consisting of $11.0 million in net income, adjustments for non-cash or non-operating items of $6.5 million (including primarily depreciation and amortization of $2.6 million, stock-based compensation of $2.0 million, interest and debt offering expense of $1.3 million, and provision for inventory write-offs and credit losses of $0.6 million), and a net use of working capital of $8.5 million. The net cash used for working capital was driven by an increase in accounts receivable of $4.6 million, an increase in inventory and other deferred costs of $1.3 million, and payments of accounts payable and other liabilities of $5.3 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $2.7 million.

Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2024, consisting of $9.9 million in net income, adjustments for non-cash or non-operating items of $5.0 million (including primarily depreciation and amortization of $2.4 million, stock-based compensation of $1.6 million, and provisions for inventory write-offs and credit losses of $1.1 million), and a net use of working capital of $9.9 million. The net cash used for working capital was driven by an increase in accounts receivable of $5.8 million, an increase in inventory and other deferred costs of $3.5 million, and payments of accounts payable and other liabilities of $2.8 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $2.2 million.

Net cash used in investing activities. Net cash used in investing activities was $4.3 million for the three months ended March 31, 2025, consisting of purchases of marketable securities of $2.9 million, expenditures on property and equipment of $1.4 million, and payments related to acquisitions of less than $0.1 million.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2024, consisting of expenditures on property and equipment of $1.4 million and purchases of marketable securities of $1.0 million.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $5.2 million for the three months ended March 31, 2025, consisting primarily of a dividend payment of $4.5 million and deferred payments for acquisitions of $1.4 million. This use of cash was offset by stock option exercises of $0.7 million, net of shares repurchased used to pay employee payroll taxes.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517

Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On April 29, 2025, our Board of Directors approved a quarterly cash dividend on our common stock of $0.20 per share payable on May 29, 2025, to stockholders of record at the close of business on May 15, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2024 Form 10-K.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates and foreign currency exchange rates because we denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to employment, product liability, commercial arrangements, contracts, intellectual property and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters that management believes would have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the United States and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also cause customers to reduce, delay or forego spending on our products, which could negatively affect demand for our products and our business, financial condition and results of operations. In addition, these conditions could increase the cost for our goods imported in markets outside the United States, further pressuring sales growth and margins and adversely impacting our operating performance. However, we believe our U.S. domestic business is unlikely to be materially affected by tariffs as we manufacture our products in the United States.

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

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter, destruction of defective product, and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. For example, in April 2025, we voluntarily notified our regulatory bodies of an inadequate seal on the packaging of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters, which may result in a compromised sterile barrier. Notice was provided to each of our customers of the inadequate seal and customers may request a product replacement for any existing inventory currently on hand. The financial impact of the voluntary notification is currently being evaluated, but the impact is expected to be immaterial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
January 1, 2025 through January 31, 2025	3,693	$100.09	N/A	$75,000,000
February 1, 2025 through February 28, 2025	2,280	$92.30	N/A	$75,000,000
March 1, 2025 through March 31, 2025	92	$88.63	N/A	$75,000,000
Total	6,065	$96.99	N/A

(1)

For the three months ended March 31, 2025, we repurchased 6,065 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units and performance-based restricted stock units.

(2)

On February 18, 2025, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock through transactions on the open market, in privately negotiated transactions or otherwise until February 17, 2026. To date, we have not made any repurchases under this program.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

On March 10, 2025, George W. LeMaitre, Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 250,000 shares of the Company’s common stock until March 10, 2027.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2†	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†

This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2025.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Dorian LeBlanc
Dorian LeBlanc
Chief Financial Officer