Form 10-Q
period 2025-06-30
LEMAITRE VASCULAR INC
filed 2025-08-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 3, 2025, the registrant had 22,637,522 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2025	2024
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,177	$25,610
Short-term marketable securities	292,311	274,112
Accounts receivable, net of allowances of $1,496 at June 30, 2025 and $1,369 at December 31, 2024	36,537	30,063
Inventory and other deferred costs	68,385	64,927
Prepaid expenses and other current assets	5,716	7,480
Total current assets	430,126	402,192

Property and equipment, net	25,357	24,800
Right-of-use leased assets	16,515	16,768
Goodwill	65,945	65,945
Other intangibles, net	33,152	35,819
Deferred tax assets	1,455	1,425
Other assets	5,041	4,868
Total assets	$577,591	$551,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,914	$1,761
Accrued expenses	22,978	24,732
Acquisition-related obligations	95	1,433
Lease liabilities - short-term	2,829	2,681
Total current liabilities	30,816	30,607

Convertible senior notes, net	168,205	167,772
Lease liabilities - long-term	14,855	15,232
Deferred tax liabilities	95	85
Other long-term liabilities	934	831
Total liabilities	214,905	214,527

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	-	-
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,246,823 shares at June 30, 2025, and 24,153,165 shares at December 31, 2024	242	242
Additional paid-in capital	220,822	213,760
Retained earnings	160,843	145,090
Accumulated other comprehensive loss	(2,998)	(6,184)
Treasury stock, at cost; 1,609,942 shares at June 30, 2025 and 1,603,825 shares at December 31, 2024	(16,223)	(15,618)
Total stockholders’ equity	362,686	337,290
Total liabilities and stockholders’ equity	$577,591	$551,817

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)

Net sales	$64,232	$55,849	$124,103	$109,327
Cost of sales	19,258	17,381	37,709	34,194

Gross profit	44,974	38,468	86,394	75,133

Sales and marketing	14,895	10,984	29,107	22,670
General and administrative	10,396	8,820	20,883	17,833
Research and development	3,541	4,284	7,636	8,376

Total operating expenses	28,832	24,088	57,626	48,879

Income from operations	16,142	14,380	28,768	26,254

Other income (expense):
Interest income	2,980	1,137	5,883	2,138
Interest expense	(1,299)	-	(2,589)	-
Other income (loss), net	247	(11)	249	(89)

Income before income taxes	18,070	15,506	32,311	28,303
Provision for income taxes	4,291	3,680	7,521	6,590

Net income	$13,779	$11,826	$24,790	$21,713

Earnings per share of common stock:
Basic	$0.61	$0.53	$1.10	$0.97
Diluted	$0.60	$0.52	$1.08	$0.96

Weighted-average shares outstanding:
Basic	22,614	22,458	22,592	22,412
Diluted	22,892	22,725	22,896	22,657

Cash dividends declared per common share	$0.20	$0.16	$0.40	$0.32

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$13,779	$11,826	$24,790	$21,713
Other comprehensive income (loss):
Foreign currency translation adjustment, net	2,011	451	2,839	(380)
Unrealized gain (loss) on short-term marketable securities	144	13	347	(89)
Total other comprehensive income (loss)	2,155	464	3,186	(469)

Comprehensive income	$15,934	$12,290	$27,976	$21,244

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290

Net income				11,011				11,011
Other comprehensive income (loss)					1,031			1,031
Issuance of common stock for stock options exercised	33,465	-	1,312					1,312
Vested restricted stock units	9,638	-						-
Vested performance-based restricted stock units	7,923	-						-
Repurchase of common stock for net settlement of equity awards						6,065	(601)	(601)
Stock-based compensation expense			2,046					2,046
Common stock dividend paid				(4,517)				(4,517)
Balance at March 31, 2025	24,204,191	$242	$217,118	$151,584	$(5,153)	1,609,890	$(16,219)	$347,572

Net income				13,779				13,779
Other comprehensive income (loss)					2,155			2,155
Issuance of common stock for stock options exercised	42,485	-	1,760					1,760
Vested restricted stock units	147	-						-
Vested performance-based restricted stock units	-	-						-
Repurchase of common stock for net settlement of equity awards						52	(4)	(4)
Stock-based compensation expense			1,944					1,944
Common stock dividend paid				(4,520)				(4,520)
Balance at June 30, 2025	24,246,823	$242	$220,822	$160,843	$(2,998)	1,609,942	$(16,223)	$362,686

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900

Net income				9,887				9,887
Other comprehensive income (loss)					(933)			(933)
Issuance of common stock for stock options exercised	107,930	1	3,985					3,986
Vested restricted stock units	9,547	-						-
Vested performance-based restricted stock units	7,063	-						-
Repurchase of common stock for net settlement of equity awards						5,850	(358)	(358)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,589)				(3,589)
Balance at March 31, 2024	24,036,300	$240	$206,350	$121,728	$(5,558)	1,590,362	$(14,257)	$308,503

Net income				11,826				11,826
Other comprehensive income (loss)					464			464
Issuance of common stock for stock options exercised	22,700	-	730					730
Vested restricted stock units	223	-						-
Vested performance-based restricted stock units	77	-						-
Repurchase of common stock for net settlement of equity awards						95	(7)	(7)
Stock-based compensation expense			1,609					1,609
Common stock dividend paid				(3,593)				(3,593)
Balance at June 30, 2024	24,059,300	$240	$208,689	$129,961	$(5,094)	1,590,457	$(14,264)	$319,532

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2025	2024
	(in thousands)
Operating activities
Net income	$24,790	$21,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,200	4,766
Stock-based compensation	3,990	3,219
Non-cash interest expense and end of term accretion expense	2,589	-
Provision for inventory write-downs	1,030	1,260
Provision for credit losses	337	400
Fair value adjustments to contingent consideration obligations	-	46
Foreign currency transaction effect on income	(279)	678
Changes in operating assets and liabilities:
Accounts receivable	(5,299)	(6,493)
Inventory and other deferred costs	(3,454)	(7,287)
Prepaid expenses and other assets	1,676	729
Accounts payable and other liabilities	(1,250)	(4,335)
Net cash provided by operating activities	29,330	14,696

Investing activities
Purchases of short-term marketable securities	(17,849)	(10,116)
Purchases of property and equipment	(2,725)	(3,248)
Payments related to acquisitions, net of cash acquired	(95)	-
Net cash used in investing activities	(20,669)	(13,364)

Financing activities
Proceeds from stock option exercises	3,072	4,716
Deferred payments for acquisitions	(1,433)	-
Payment of withholding taxes in connection with net settlement of equity awards	(605)	(365)
Common stock cash dividend paid	(9,037)	(7,182)
Net cash used in financing activities	(8,003)	(2,831)

Effect of exchange rate changes on cash and cash equivalents	909	(502)
Net increase (decrease) in cash and cash equivalents	1,567	(2,001)
Cash and cash equivalents at beginning of period	25,610	24,269
Cash and cash equivalents at end of period	$27,177	$22,268

Non-cash operating activities
Right-of-use assets obtained in exchange for operating lease obligations	$788	$717

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,580	$1,999
Cash paid for income taxes	$6,671	$5,353

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(unaudited)

1. Nature of the Business and Basis of Presentation

Unless the context requires otherwise, references to LeMaitre, LeMaitre Vascular, and the Company refer to LeMaitre Vascular, Inc. and its subsidiaries. The Company develops, manufactures, and markets medical devices and implants used primarily in the field of vascular surgery. The Company also derives revenues from the processing and cryopreservation of human tissues for implantation in patients. The Company operates in a single segment in which its principal product lines include the following: anastomotic clips, biologic vascular and dialysis grafts, biologic vascular and cardiac patches, carotid shunts, embolectomy catheters, occlusion catheters, radiopaque marking tape, synthetic vascular and dialysis grafts, and valvulotomes. The Company’s offices and production facilities are located in Burlington, Massachusetts; Fox River Grove, Illinois; North Brunswick, New Jersey; Vaughan, Canada; Sulzbach, Germany; Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; Zurich, Switzerland; Docklands, Australia; Tokyo, Japan; Shanghai, China; Singapore; Seoul, Korea; and Bangkok, Thailand.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025, and results of operations for the three- and six-months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024, have been made. The Company’s results of operations for the three- and six-months ended June 30, 2025, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

• Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

The carrying values of the Company’s cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s 2.50% convertible senior notes due 2030 (the “Convertible Notes”) are carried at the face value less unamortized debt discount and issuance costs (a level 2 measurement) on the accompanying consolidated balance sheets, and the fair value of the Convertible Notes is presented at each reporting period for disclosure purposes only.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). One provision within the CARES Act provided an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of the qualified wages paid to employees from March 13, 2020 through December 31, 2020. The ERC was subsequently expanded in 2021 for employers to claim a refundable tax credit for 70% of the qualified wages paid to employees from January 1, 2021 through September 30, 2021.

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2025, the Company filed a claim for the ERC for qualified wages paid in 2021 and has yet to receive any refunds or receive any correspondence from the IRS regarding the ERC filing. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations. Additionally, the Company has accounted for the contingent fee arrangement with its service provider in connection with the filing of the ERC under ASC 450-20, Contingencies, and believes it is not probable that it will receive the credits and therefore has not recognized any amounts related to the fee arrangement.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$21,721	$19,109
Work-in-process	2,251	2,157
Finished products	33,488	34,676
Other deferred costs	10,925	8,985

Total inventory and other deferred costs	$68,385	$64,927

The Company had inventory on consignment at customer sites of $2.3 million and $1.8 million as of June 30, 2025, and December 31, 2024, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the six months ended June 30, 2025. Other intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$20,038	$9,511	$29,549	$18,709	$10,840
Trademarks, tradenames and licenses	3,767	2,437	1,330	3,767	2,261	1,506
Customer relationships	37,266	15,034	22,232	37,171	13,709	23,462
Other intangible assets	1,631	1,552	79	1,536	1,525	11

Total identifiable intangible assets	$72,213	$39,061	$33,152	$72,023	$36,204	$35,819

The Company is amortizing these assets over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of June 30, 2025, is 8.6 years. The Company includes amortization expense in general and administrative expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Amortization expense	$1,437	$1,472	$2,857	$2,944

Estimated amortization expense for the remainder of 2025 and for each of the next five fiscal years is as follows:

	Year ended December 31,
	2025	2026	2027	2028	2029	2030
	(in thousands)

Amortization expense	$2,780	$5,163	$4,854	$4,468	$4,435	$3,396

5. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Compensation and related taxes	$12,176	$15,117
Accrued purchases	4,525	4,463
Accrued expenses	2,429	3,852
Accrued interest	2,300	86
Income and other taxes	1,094	639
Professional fees	74	144
Other	380	431

Total	$22,978	$24,732

Other long-term liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Income taxes	623	572
Other	311	259

Total	$934	$831

6. Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to determine its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from taxable income during the carryback period or in the future; and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases its allowance in a period, the Company must reflect this increase as an expense within the tax provision in the statement of operations. The Company does not provide for income taxes on undistributed earnings of certain foreign subsidiaries, as its intention is to permanently reinvest these earnings.

The Company recognizes, measures, presents, and discloses in its consolidated financial statements any uncertain tax positions that it has taken, or expects to take on a tax return. The Company operates in multiple taxing jurisdictions, both inside and outside the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against the Company’s net deferred tax assets. The Company monitors the realizability of its deferred tax assets and will adjust the valuation allowance accordingly.

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2025, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

Six months ended June 30, 2025
(in thousands)
Unrecognized tax benefits as of December 31, 2024	$515
Additions/adjustments for tax positions of current year	-
Additions/adjustments for tax positions of prior years	22
Reductions for settlements with taxing authorities	-
Reductions for lapses of the applicable statutes of limitations	(114)
Unrecognized tax benefits as of June 30, 2025	$423

As of June 30, 2025, a summary of the tax years that remain subject to examination in the Company’s taxing jurisdictions is as follows:

United States	2021 and forward
Foreign	2016 and forward

7. Convertible Senior Notes

Convertible senior notes consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	-	-
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(4,295)	(4,728)

Convertible senior notes, net of discount and current portion	$168,205	$167,772

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

The Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the payment by the Company on May 29, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3602 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.61 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.20 on September 4, 2025, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

Additional interest of up to 0.5% per annum is payable if the Company fails to timely file required documents or reports with the SEC or the Convertible Notes become not freely tradable (as defined in the Indenture). The Company determined that the higher interest payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives at each balance sheet date and determined they had de minimis value.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028, until the 40th trading day immediately before the maturity date, the Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive-trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

During the six months ended June 30, 2025, the Company recognized $2.2 million in interest expense related to the 2.50% cash coupon of the Convertible Notes and $0.4 million of amortization expense of the debt issuance costs. The Company did not recognize interest expense during the six months ended June 30, 2024. As of June 30, 2025, the estimated fair value of the Convertible Notes was $172.7 million compared to $178.6 million as of December 31, 2024. The fair value was determined based on the quoted price of the last trade of the Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock option awards	$910	$732	$1,810	$1,473
Restricted stock units	634	573	1,320	1,134
Performance-based restricted stock units	400	304	860	612

Total stock-based compensation	$1,944	$1,609	$3,990	$3,219

Stock-based compensation is included in the Company’s consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of sales	$266	$228	$552	$439
Sales and marketing	349	274	725	545
General and administrative	1,140	943	2,316	1,908
Research and development	189	164	397	327

Total stock-based compensation	$1,944	$1,609	$3,990	$3,219

During the six months ended June 30, 2025, the Company granted 741 options. The Company did not grant any options during the six months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, the Company granted 1,521 and 222 restricted stock units, respectively. During the six months ended June 30, 2025, the Company granted 129 performance-based restricted stock units. The Company did not grant any performance-based restricted stock units during the six months ended June 30, 2024. The Company issued 93,658 and 147,540 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units, and performance-based restricted stock units during the six months ended June 30, 2025 and 2024, respectively.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$13,779	$11,826	$24,790	$21,713

Denominator:
Weighted average basic common shares outstanding	22,614	22,458	22,592	22,412
Effect of dilutive securities:
Options to purchase common stock	210	184	235	173
Resticted stock units	40	57	39	47
Performance-based restricted stock units	28	26	30	25
Weighted average dilutive common shares outstanding	22,892	22,725	22,896	22,657

Net income per share:
Basic	$0.61	$0.53	$1.10	$0.97
Diluted	$0.60	$0.52	$1.08	$0.96

The Company excluded the following common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Convertible senior notes	1,442	-	1,442	-
Options to purchase common stock	126	26	126	147
Restricted stock units	32	-	32	-
Performance-based restricted stock units	10	-	10	-
	1,610	26	1,610	147

10. Stockholders’ Equity

Share Repurchase Program

On February 18, 2025, the Company’s Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 17, 2026. The repurchase program may be suspended or discontinued at any time. To date the Company has not made any repurchases under this program.

Dividends

In February 2011, the Company’s Board of Directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520

Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On July 30, 2025, the Company’s Board of Directors approved a quarterly cash dividend on its common stock of $0.20 per share payable on September 4, 2025, to stockholders of record at the close of business on August 21, 2025.

11. Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing, and distribution, as well as automobiles and printing equipment. As of June 30, 2025, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	96,476	December 2034
North Brunswick, NJ	Artegraft biologic business	16,732	October 2029
Burlington, MA	US distribution	12,878	December 2030
Fox River Grove, IL	RestoreFlow allografts business	9,754	December 2026
Fox River Grove, IL	RestoreFlow allografts business	4,878	November 2025
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan, Italy	Italy sales office and distribution	5,705	September 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Maisons-Alfort, France	France sales office	3,492	February 2030
Zurich, Switzerland	Switzerland sales office and distribution	2,935	February 2030
Madrid, Spain	Spain sales office and distribution	2,260	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	4,236	July 2027
Shanghai, China	China sales office and distribution	3,432	October 2027
Docklands, Australia	Australia sales office and distribution	2,863	April 2030
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Singapore	Asia Pacific headquarters and distribution	1,270	June 2026
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under capital leases as of June 30, 2025. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$447	$709	$1,041	$1,149
Short-term lease cost	20	17	46	46
Total lease cost	$467	$726	$1,087	$1,195

Weighted average remaining lease term - operating leases (in years)			6.9	7.8

Weighted average discount rate - operating leases			6.62%	6.60%

As of June 30, 2025, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2025	$2,035
Year ending December 31,
2026	3,612
2027	3,030
2028	2,759
2029	2,695
2030	2,186
Thereafter	6,420
Adjustment to net present value as of June 30, 2025	(5,053)

Minimum noncancelable lease liability	$17,684

In June 2025, the Company executed a new building lease agreement in Billerica, Massachusetts for U.S. distribution. The 34,400 square foot building lease will commence on January 1, 2026, with a primary term through December 31, 2032. The Company has the option to renew the primary term of the lease for one additional 24-month period.

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Net sales	$64,232	$55,849	$124,103	$109,327
Cost of sales	19,258	17,381	37,709	34,194
Gross profit	44,974	38,468	86,394	75,133

Less:
Selling expense	13,579	9,796	26,403	20,348
Marketing expense	1,316	1,188	2,704	2,322
Administrative expense	7,177	5,972	14,000	11,868
Finance expense	2,481	2,276	5,449	4,814
Management information systems expense	738	572	1,434	1,151
Research and development expense	1,113	830	2,214	1,662
Process engineering expense	543	735	1,282	1,540
Regulatory and clinical expense	1,885	2,719	4,140	5,174
Other (income) expense, net*	2,363	2,554	3,978	4,541
Net income	$13,779	$11,826	$24,790	$21,713

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

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

United States	$36,656	$32,798	$71,284	$63,923
Germany	4,458	3,509	8,435	7,027
Canada	3,955	3,618	7,676	7,230
United Kingdom	3,296	2,718	6,445	5,246
Other countries	15,867	13,206	30,263	25,901

Net sales	$64,232	$55,849	$124,103	$109,327

13. Subsequent Event

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, and updates to GILTI and FDII rules. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and we currently do not believe there will be a material impact to the Company’s financial statements.

Additionally, in April 2025, the Company filed amended Forms 941-X to claim the expanded ERC totaling $6.3 million of credits for filing periods beginning January 1, 2021, through September 30, 2021. The OBBBA removed the claims filed by any taxpayer after January 31, 2024, for the period July 1, 2021, through September 30, 2021. The Company’s amended Forms 941-X for the period July 1, 2021, through September 30, 2021, were filed in April 2025 with a credit of $2.2 million.

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

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons, and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada, and Asia Pacific, or APAC. We estimate that the annual worldwide market for peripheral vascular devices exceeds $5 billion, within which we estimate that the market for our products is approximately $1 billion. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q2 2025, biologics represented 51% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

Our business opportunities include the following:

•	growing our direct sales force in North America, Europe, and APAC, including replacing distributors with our direct sales personnel;

•	increasing the average selling prices of our devices;

•	introducing our products into new territories upon receipt of regulatory approvals or registrations;

•	acquiring complementary products and the transition of distributor sales to LeMaitre;

•	updating existing products and introducing new products through research and development; and

•	consolidating product manufacturing into our Burlington, Massachusetts facilities.

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Zurich, Switzerland. Our APAC headquarters is located in Singapore, and we also have APAC sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the quarter ended June 30, 2025, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of June 30, 2025, our sales force comprised 163 sales representatives and export managers in North America, Europe, and APAC.

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

We obtain regulatory approvals for our devices and services in new product categories and geographies to further access the broader peripheral device market and select other markets, thus extending our geographic reach. We received approvals to sell the XenoSure patch for carotid indication in Japan in May 2023, and the Pruitt Irrigation Occlusion Catheter in China in October 2023. We received approvals to sell the Artegraft bovine graft in Thailand and Malaysia in August 2024 and South Africa in October 2024, and the XenoSure patch for cardiac indications in China in December 2024. We received approvals to sell the Artegraft bovine graft in the European Union (EU) in April 2025 and Australia in June 2025, the Pruitt Aortic Occlusion Catheter in the EU in May 2025, and the Pruitt Occlusion Catheter in China in June 2025.

Separately, our regulatory efforts to maintain approvals in the EU and the United Kingdom (UK) have shown steady progress and success as the EU transitions from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the UK transitions to the United Kingdom Conformity Assessed (UKCA) marks.  In 2024, we received MDR CE and UKCA marks allowing for the continued sale of 11 devices into the EU and UK. In January 2025, we received MDR CE and UKCA marks to market Burlington-manufactured CardioCel and VascuCel devices in the EU and UK. As of June 30, 2025, we have 19 MDR CE marks and UKCA approvals, and expect to hold 22 approvals by the end of 2025. Those 22 CE and UKCA marks will represent substantially all of our product offerings in the EU and UK. The European Commission has designated the end of 2028 as the final MDR CE mark transition deadline.

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

•

During 2022, we made the decision to wind down the ProCol graft, AlboSure polyester patch, LeverEdge, and Latis graft cleaning catheter product lines. These products totaled approximately $0.7 million in 2022 revenues.

•	During 2024, we made the decision to wind down the PeriVu Angioscope product line. This product totaled approximately $0.9 million in 2024 revenues.

•

During 2025, we made the decision to end our cardiovascular porcine patch distribution agreement with Elutia. Previously, in April 2023, we had entered into an agreement with Elutia to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we could distribute the products for three years with an option to acquire Elutia’s worldwide cardiovascular porcine patch business during the second and third years of the agreement. This product totaled approximately $1.8 million in 2025 revenues.

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

•

In March 2025, we entered into a distribution transition agreement with our Portuguese distributor to sell products directly in Portugal and dissolve the existing distribution arrangement. We have been selling direct-to-hospitals in Portugal since May 2025. The distribution termination fees are expected to total approximately $0.2 million.

•

In June 2025, we entered into a distribution transition agreement with our Czech distributor to sell products directly in Czechia and dissolve the existing distribution arrangement. We plan to be selling direct-to-hospitals in Czechia in Q3 2025. The distribution termination fees are expected to total approximately $0.1 million.

We also benefit, to a lesser extent, from internal product development efforts to bring differentiated technologies and next-generation products and services to market:

•	In March 2022, we received FDA clearance to market PhasTIPP, a portable powered phlebotomy device used to remove varicose veins in the leg. The device was launched in the United States in April 2024.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations and manufacturing transfers will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfer was:

•

In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Anteris. The transfer to Burlington was substantially completed in 2023. In June 2023, the MDR CE mark application for these Burlington-produced devices was submitted, and we obtained approval in January 2025, allowing for distribution of these patches in the EU in 2025. We began distributing these Burlington-produced patches in the United States, Canada, and select APAC markets in 2024.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new enterprise resource planning, or ERP, system to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations, and real-time reporting. We have been preparing for this transition since 2022 and hired an experienced consulting team to assist in this transition. In the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. In February 2025, we implemented this new system in the UK. As of June 30, 2025, we have capitalized costs on our balance sheet of $4.9 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2025, approximately 43% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. If there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require less of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record more revenue in U.S. dollars than we would have if the exchange rate had not changed. For the six months ended June 30, 2025, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $0.3 million, as compared to rates in effect for the six months ended June 30, 2024.

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

Results of Operations

Comparison of the three- and six-month periods ended June 30, 2025, to the three- and six-month periods ended June 30, 2024:

The following table sets forth for the periods indicated our net sales by geography and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2025	2024	change	2025	2024	change
	(in thousands)			(in thousands)
Net sales	$64,232	$55,849	15%	$124,103	$109,327	14%

Net sales by geography:
Americas	$41,321	$36,907	12%	$80,279	$72,152	11%
Europe, Middle East and Africa	18,840	15,298	23%	35,799	29,693	21%
Asia Pacific	4,071	3,644	12%	8,025	7,482	7%
Total	$64,232	$55,849	15%	$124,103	$109,327	14%

Net sales. Net sales increased by $8.4 million, or 15%, to $64.2 million for the three months ended June 30, 2025, compared to $55.8 million for the three months ended June 30, 2024. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and additional sales representatives. Graft sales increased $3.6 million, catheter sales increased $1.6 million, valvulotome sales increased $1.3 million, and shunt sales increased $0.8 million. We estimate that the weaker U.S. dollar increased net sales by $1.0 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Direct-to-hospital net sales were 95% of our total net sales for both the three months ended June 30, 2025 and 2024.

Net sales increased by $14.8 million, or 14%, to $124.1 million for the six months ended June 30, 2025, compared to $109.3 million for the six months ended June 30, 2024. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and additional sales representatives. Graft sales increased $6.7 million, valvulotome and catheter sales increased $2.0 million each, patch sales increased $1.7 million, and shunt sales increased $1.5 million. We estimate that the weaker U.S. dollar increased net sales by $0.3 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Direct-to-hospital net sales were 94% and 95% of our total net sales for the six months ended June 30, 2025 and 2024, respectively.

Net sales by geography. Net sales in the Americas increased $4.4 million, or 12%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was driven primarily by increased sales of grafts of $2.9 million, catheters of $0.7 million, and valvulotomes of $0.6 million.

Net sales in the Americas increased $8.1 million, or 11%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was driven primarily by increased sales of grafts of $4.6 million, valvulotomes of $1.3 million, catheters of $0.7 million, and patches and clips of $0.4 million each.

Europe, Middle East, and Africa, or EMEA, net sales increased $3.5 million, or 23%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was driven primarily by increased sales of catheters of $1.0 million, patches and shunts of $0.7 million each, and valvulotomes of $0.6 million.

EMEA net sales increased $6.1 million, or 21%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was driven primarily by increased sales of grafts of $1.9 million, catheters of $1.4 million, shunts of $1.2 million, and patches of $1.1 million.

APAC net sales increased $0.4 million, or 12%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was driven primarily by increased sales of grafts and patches of $0.2 million each.

APAC net sales increased $0.5 million, or 7%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was driven primarily by increased sales of grafts, patches, and valvulotomes of $0.2 million each, offset by decreased sales of catheters of $0.1 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2025	2024	Change	change	2025	2024	Change	change
	(in thousands)				(in thousands)
Gross profit	$44,974	$38,468	$6,506	17%	$86,394	$75,133	$11,261	15%

Gross margin	70.0%	68.9%	1.1%	*	69.6%	68.7%	0.9%	*

*Not applicable

Gross profit increased $6.5 million, or 17%, to $45.0 million for the three months ended June 30, 2025, as compared to $38.5 million for the three months ended June 30, 2024, and gross margin increased by 110 basis points to 70.0% in the period, as compared to 68.9% for the three months ended June 30, 2024. The increase in gross profit was driven primarily by increased sales, particularly from grafts, catheters, and valvulotomes. The increase in gross margin was driven primarily by greater manufacturing efficiencies, sales price increases, and favorable product mix, including decreased sales of comparatively lower margin porcine patches due to the decision to end our distribution agreement with Elutia. The increase was partially offset by increased shipping and warehousing costs.

Gross profit increased $11.3 million, or 15%, to $86.4 million for the six months ended June 30, 2025, as compared to $75.1 million for the six months ended June 30, 2024, and gross margin increased by 90 basis points to 69.6% in the period, as compared to 68.7% for the six months ended June 30, 2024. The increase in gross profit was driven primarily by increased sales, particularly from grafts, catheters, and valvulotomes. The increase in gross margin was driven primarily by greater manufacturing efficiencies, sales price increases, and decreased scrap and excess and obsolescence charges, partially offset by increased shipping and warehousing costs and unfavorable product mix, including increased sales of our comparatively lower margin allograft preservation services.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2025	2024	$ Change	change	2025	2024	$ Change	change
	(in thousands)				(in thousands)
Sales and marketing	$14,895	$10,984	$3,911	36%	$29,107	$22,670	$6,437	28%
General and administrative	10,396	8,820	1,576	18%	$20,883	$17,833	3,050	17%
Research and development	3,541	4,284	(743)	(17%)	$7,636	$8,376	(740)	(9%)
Total	$28,832	$24,088	$4,744	20%	$57,626	$48,879	$8,747	18%

	Three months ended June 30,			Six months ended June 30,
	2025	2024		2025	2024
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	23%	20%	3%	23%	21%	2%
General and administrative	16%	16%	0%	17%	16%	1%
Research and development	6%	8%	(2%)	6%	8%	(2%)

Sales and marketing. For the three months ended June 30, 2025, sales and marketing expenses increased 36% to $14.9 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $2.8 million. Additionally, travel and training expenses increased $0.6 million and professional fees and outside services expenses increased $0.5 million. Sales force headcount was 163 as of June 30, 2025, a 10% increase from June 30, 2024. As a percentage of sales, sales and marketing expenses increased to 23% for the three months ended June 30, 2025, up from 20% for the three months ended June 30, 2024.

For the six months ended June 30, 2025, sales and marketing expenses increased 28% to $29.1 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $4.3 million. Additionally, professional fees and outside services expenses increased $1.0 million and travel and training expenses increased $0.9 million. As a percentage of sales, sales and marketing expenses increased to 23% for the six months ended June 30, 2025, up from 21% for the six months ended June 30, 2024.

General and administrative. For the three months ended June 30, 2025, general and administrative expenses increased 18% to $10.4 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $1.2 million. Additionally, travel and training expenses increased $0.2 million. As a percentage of sales, general and administrative expenses remained consistent at 16% for the three months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, general and administrative expenses increased 17% to $20.9 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $2.4 million. Additionally, facilities expenses increased $0.6 million and travel and training expenses increased $0.2 million. As a percentage of sales, general and administrative expenses increased to 17% for the six months ended June 30, 2025, up from 16% for the six months ended June 30, 2024.

Research and development. For the three months ended June 30, 2025, research and development expenses decreased 17% to $3.5 million. The decrease was driven primarily by lower third-party service fees, which resulted in decreased professional fees and outside services expenses related to MDR related activities of $0.9 million, partially offset by increased facilities expenses of $0.1 million. As a percentage of sales, research and development expenses decreased to 6% for the three months ended June 30, 2025, down from 8% for the three months ended June 30, 2024.

For the six months ended June 30, 2025, research and development expenses decreased 9% to $7.6 million. The decrease was driven primarily by lower third-party service fees, which resulted in decreased professional fees and outside services expenses related to MDR related activities of $1.3 million, partially offset by increased compensation and related expenses of $0.3 million and facilities expenses of $0.2 million. As a percentage of sales, research and development expenses decreased to 6% for the six months ended June 30, 2025, down from 8% for the six months ended June 30, 2024.

Income tax expense. We recorded a tax provision of $4.3 million on pre-tax income of $18.1 million for the three months ended June 30, 2025, compared to a $3.7 million tax provision on pre-tax income of $15.5 million for the three months ended June 30, 2024. We recorded a tax provision of $7.5 million on pre-tax income of $32.3 million for the six months ended June 30, 2025, compared to a tax provision of $6.6 million on pre-tax income of $28.3 million for the six months ended June 30, 2024. Our effective income tax rate was 23.7% and 23.3% for the three- and six-month periods ended June 30, 2025. Our tax expense for the current period is based on an estimated annual effective tax rate of 23.8%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 23.7% and 23.3% for the three- and six-month periods ended June 30, 2024. Our 2024 provision was based on the estimated annual effective tax rate of 24.3%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three- and six-month periods ended June 30, 2024 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of June 30, 2025, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

Liquidity and Capital Resources

As of June 30, 2025, our cash and cash equivalents were $27.2 million, as compared to $25.6 million as of December 31, 2024. We had $292.3 million in short-term marketable securities as of June 30, 2025, and $274.1 million as of December 31, 2024. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. Our short-term marketable securities consist of a U.S. government money market fund investing mainly in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and a short-duration bond fund. As of June 30, 2025, our short-term marketable securities reflected an unrealized loss of $0.7 million as a result of increasing market interest rates.

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

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and February 1 of each year. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the payment by us on May 29, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3602 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.61 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.20 on September 4, 2025, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the our common stock, as described in the Indenture; (4) if we call (or are deemed to have called) any Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029, until the close of business on the second scheduled trading day immediately before the maturity date. We have the right to elect to settle conversions either in cash, shares of common stock, or in a combination of cash and shares of our common stock.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028, until the 40th scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $28.8 million for the six months ended June 30, 2025, compared to $26.3 million for the six months ended June 30, 2024. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Six months ended June 30,
	2025	2024	Net Change
	(in thousands)
Cash and cash equivalents	$27,177	$22,268	$4,909

Cash flows provided by (used in):
Operating activities	$29,330	$14,696	$14,634
Investing activities	(20,669)	(13,364)	(7,305)
Financing activities	(8,003)	(2,831)	(5,172)

Net cash provided by operating activities. Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2025, consisting of $24.8 million in net income, adjustments for non-cash or non-operating items of $12.9 million (including primarily depreciation and amortization of $5.2 million, stock-based compensation of $4.0 million, interest and debt offering expense of $2.6 million, and provision for inventory write-offs and credit losses of $1.4 million), and a net use of working capital of $8.3 million. The net cash used for working capital was driven by an increase in accounts receivable of $5.3 million, an increase in inventory and other deferred costs of $3.5 million, and payments of accounts payable and other liabilities of $1.3 million. These cash uses were offset by a decrease in prepaid expenses and other assets of $1.7 million.

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

Net cash used in investing activities. Net cash used in investing activities was $20.7 million for the six months ended June 30, 2025, consisting of purchases of marketable securities of $17.8 million, expenditures on property and equipment of $2.7 million, and payments related to acquisitions of $0.1 million.

Net cash used in investing activities was $13.4 million for the six months ended June 30, 2024, consisting of purchases of marketable securities of $10.1 million and expenditures on property and equipment of $3.2 million.

Net cash used in financing activities. Net cash used in financing activities was $8.0 million for the six months ended June 30, 2025, consisting primarily of dividend payments of $9.0 million and deferred payments for acquisitions of $1.4 million. This use of cash was offset by stock option exercises of $2.5 million, net of shares repurchased used to pay employee payroll taxes.

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

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520

Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On July 30, 2025, our Board of Directors approved a quarterly cash dividend on our common stock of $0.20 per share payable on September 4, 2025, to stockholders of record at the close of business on August 21, 2025.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates and foreign currency exchange rates because we denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Quantitative and Qualitative Disclosure About Market Risk” included in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter, destruction of defective product, and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. For example, in April 2025, we voluntarily notified our regulatory bodies of an inadequate seal on the packaging of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters, which may result in a compromised sterile barrier. Notice was provided to each of our customers of the inadequate seal and customers may request a product replacement for any existing inventory currently on hand. The financial impact of the voluntary notification is not expected to be material to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
April 1, 2025 through April 30, 2025	33	$85.16	N/A	$75,000,000
May 1, 2025 through May 31, 2025	19	$80.26	N/A	$75,000,000
June 1, 2025 through June 30, 2025	-	$-	N/A	$75,000,000
Total	52	$83.37	N/A

(1)

For the three months ended June 30, 2025, we repurchased 52 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units and performance-based restricted stock units.

(2)

On February 18, 2025, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock through transactions on the open market, in privately negotiated transactions, or otherwise until February 17, 2026. To date, we have not made any repurchases under this program.

Item 5. Other Information

Amendments to By-laws

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On August 4, 2025, following a review of corporate law developments and market practice, the Company’s Board of Directors (the “Board”) approved the Company’s Second Amended and Restated By-laws (the “By-laws”), which became effective the same day. Among other things, the By-laws:

●

update the advance notice provisions that apply where a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address Rule 14a-19 of the Exchange Act (“Rule 14a-19”), by requiring:

o

any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;

o

the nomination of the proposed director nominee be disregarded if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19, and no other person has provided notice pursuant to, and in compliance with, Rule 14a-19 with respect to such proposed director nominee;

o	that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
o

certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with the Company’s corporate governance and other policies, and intent to serve the entire term; and

o	additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies.

●	clarifying the situations in which either nominations of persons for election to the Board or stockholder proposals may be brought at a special meeting of stockholders;

●

requiring that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;

●

designating, unless consented to by the Company, the Court of Chancery of the State of Delaware as the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim based on a breach of any fiduciary duty owed by any director, officer, or other employee or stockholder of the Company to the Company or to the stockholders of the Company; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Company’s charter or the By-laws, or as to which the DGCL confers jurisdiction to the Court of Chancery; or (iv) any action asserting a claim governed by the internal affairs doctrine;

●

designating, unless consented to by the Company, the U.S. federal district courts as the sole and exclusive forum for claims under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended; and

●	make certain other technical, modernizing and clarifying changes.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of the By-laws.  A copy of the By-laws marked to show the changes approved by the Board is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and an unmarked copy of the By-laws incorporating the changes approved by our Board is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.  Both exhibits are hereby incorporated by reference.

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amendments to Second Amended and Restated By-laws of the Registrant Effective August 4, 2025				X
3.2	Second Amended and Restated By-laws of the Registrant				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2†	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†

This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2025.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Dorian P. LeBlanc
Dorian P. LeBlanc
Chief Financial Officer