Form 10-Q
period 2025-09-30
LEMAITRE VASCULAR INC
filed 2025-11-07
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 22,685,994 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

i

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2025	2024
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$25,494	$25,610
Short-term marketable securities	317,561	274,112
Accounts receivable, net of allowances of $1,442 at September 30, 2025 and $1,369 at December 31, 2024	32,416	30,063
Inventory and other deferred costs	70,793	64,927
Prepaid expenses and other current assets	5,761	7,480
Total current assets	452,025	402,192

Property and equipment, net	26,464	24,800
Right-of-use leased assets	16,040	16,768
Goodwill	65,945	65,945
Other intangibles, net	31,711	35,819
Deferred tax assets	854	1,425
Other assets	5,030	4,868
Total assets	$598,069	$551,817

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,465	$1,761
Accrued expenses	26,933	24,732
Acquisition-related obligations	95	1,433
Lease liabilities - short-term	2,794	2,681
Total current liabilities	33,287	30,607

Convertible senior notes, net	168,424	167,772
Lease liabilities - long-term	14,414	15,232
Deferred tax liabilities	2,088	85
Other long-term liabilities	933	831
Total liabilities	219,146	214,527

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 3,000,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 37,000,000 shares; issued 24,291,446 shares at September 30, 2025, and 24,153,165 shares at December 31, 2024	243	242
Additional paid-in capital	224,145	213,760
Retained earnings	173,670	145,090
Accumulated other comprehensive loss	(2,912)	(6,184)
Treasury stock, at cost; 1,609,942 shares at September 30, 2025 and 1,603,825 shares at December 31, 2024	(16,223)	(15,618)
Total stockholders’ equity	378,923	337,290
Total liabilities and stockholders’ equity	$598,069	$551,817

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$61,046	$54,819	$185,149	$164,146
Cost of sales	15,091	17,641	52,800	51,835

Gross profit	45,955	37,178	132,349	112,311

Sales and marketing	11,923	11,441	41,030	34,111
General and administrative	10,750	8,933	31,633	26,766
Research and development	2,970	3,656	10,606	12,032

Total operating expenses	25,643	24,030	83,269	72,909

Income from operations	20,312	13,148	49,080	39,402

Other income (expense):
Interest income	3,864	1,201	9,747	3,339
Interest expense	(1,297)	—	(3,886)	—
Other income (loss), net	(306)	202	(57)	113

Income before income taxes	22,573	14,551	54,884	42,854
Provision for income taxes	5,211	3,410	12,732	10,000

Net income	$17,362	$11,141	$42,152	$32,854

Earnings per share of common stock:
Basic	$0.77	$0.50	$1.86	$1.46
Diluted	$0.75	$0.49	$1.84	$1.45

Weighted-average shares outstanding:
Basic	22,660	22,476	22,615	22,433
Diluted	24,392	22,836	22,915	22,723

Cash dividends declared per common share	$0.20	$0.16	$0.60	$0.48

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$17,362	$11,141	$42,152	$32,854
Other comprehensive income (loss):
Foreign currency translation adjustment, net	3	1,076	2,842	696
Unrealized gain (loss) on short-term marketable securities	83	862	430	773
Total other comprehensive income (loss)	86	1,938	3,272	1,469

Comprehensive income	$17,448	$13,079	$45,424	$34,323

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290
Net income				11,011				11,011
Other comprehensive income (loss)					1,031			1,031
Issuance of common stock for stock options exercised	33,465	—	1,312					1,312
Vested restricted stock units	9,638	—						—
Vested performance-based restricted stock units	7,923	—						—
Repurchase of common stock for net settlement of equity awards						6,065	(601)	(601)
Stock-based compensation expense			2,046					2,046
Common stock dividend paid				(4,517)				(4,517)
Balance at March 31, 2025	24,204,191	$242	$217,118	$151,584	$(5,153)	1,609,890	$(16,219)	$347,572
Net income				13,779				13,779
Other comprehensive income (loss)					2,155			2,155
Issuance of common stock for stock options exercised	42,485	—	1,760					1,760
Vested restricted stock units	147	—						—
Repurchase of common stock for net settlement of equity awards						52	(4)	(4)
Stock-based compensation expense			1,944					1,944
Common stock dividend paid				(4,520)				(4,520)
Balance at June 30, 2025	24,246,823	$242	$220,822	$160,843	$(2,998)	1,609,942	$(16,223)	$362,686
Net income				17,362				17,362
Other comprehensive income (loss)					86			86
Issuance of common stock for stock options exercised	44,623	1	1,583					1,584
Stock-based compensation expense			1,740					1,740
Common stock dividend paid				(4,535)				(4,535)
Balance at September 30, 2025	24,291,446	$243	$224,145	$173,670	$(2,912)	1,609,942	$(16,223)	$378,923

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900
Net income				9,887				9,887
Other comprehensive income (loss)					(933)			(933)
Issuance of common stock for stock options exercised	107,930	1	3,985					3,986
Vested restricted stock units	9,547	—						—
Vested performance-based restricted stock units	7,063	—						—
Repurchase of common stock for net settlement of equity awards						5,850	(358)	(358)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,589)				(3,589)
Balance at March 31, 2024	24,036,300	$240	$206,350	$121,728	$(5,558)	1,590,362	$(14,257)	$308,503
Net income				11,826				11,826
Other comprehensive income (loss)					464			464
Issuance of common stock for stock options exercised	22,700	—	730					730
Vested restricted stock units	223	—						—
Vested performance-based restricted stock units	77	—						—
Repurchase of common stock for net settlement of equity awards						95	(7)	(7)
Stock-based compensation expense			1,609					1,609
Common stock dividend paid				(3,593)				(3,593)
Balance at June 30, 2024	24,059,300	$240	$208,689	$129,961	$(5,094)	1,590,457	$(14,264)	$319,532
Net income				11,141				11,141
Other comprehensive income (loss)					1,938			1,938
Issuance of common stock for stock options exercised	14,477	1	449					450
Vested restricted stock units	58	—						—
Repurchase of common stock for net settlement of equity awards						21	(1)	(1)
Stock-based compensation expense			1,610					1,610
Common stock dividend paid				(3,596)				(3,596)
Balance at September 30, 2024	24,073,835	$241	$210,748	$137,506	$(3,156)	1,590,478	$(14,265)	$331,074

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2025	2024
	(in thousands)
Operating activities
Net income	$42,152	$32,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,813	7,192
Stock-based compensation	5,730	4,829
Amortization of issuance costs on convertible senior notes	653	—
Provision for inventory write-downs	1,893	2,114
Provision for credit losses	455	496
Fair value adjustments to contingent consideration obligations	—	70
Foreign currency transaction effect on income	(79)	229
Changes in operating assets and liabilities:
Accounts receivable	(1,403)	(7,435)
Inventory and other deferred costs	(6,805)	(8,932)
Prepaid expenses and other assets	1,639	64
Accounts payable and other liabilities	5,327	(2,539)
Accrued interest	719	—
Net cash provided by operating activities	58,094	28,942

Investing activities
Purchases of short-term marketable securities	(43,015)	(21,310)
Purchases of property and equipment	(5,006)	(4,918)
Payments related to acquisitions, net of cash acquired	(95)	—
Net cash used in investing activities	(48,116)	(26,228)

Financing activities
Proceeds from stock option exercises	4,657	5,165
Deferred payments for acquisitions	(1,433)	—
Payment of withholding taxes in connection with net settlement of equity awards	(605)	(366)
Common stock cash dividend paid	(13,572)	(10,778)
Net cash used in financing activities	(10,953)	(5,979)

Effect of exchange rate changes on cash and cash equivalents	859	(3)
Net increase (decrease) in cash and cash equivalents	(116)	(3,268)
Cash and cash equivalents at beginning of period	25,610	24,269
Cash and cash equivalents at end of period	$25,494	$21,001

Non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease obligations	$1,003	$1,105

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,546	$2,757
Cash paid for income taxes	$8,871	$9,626

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025, and results of operations for the three- and nine-months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024, have been made. The Company’s results of operations for the three- and nine-months ended September 30, 2025, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or the netting of the credit against the related expense. In September 2025, the Company received ERC refunds for the claims filed for the periods January 1, 2021, through June 30, 2021, totaling $4.8 million. For the three months ended September 30, 2025, the Company recorded a gross benefit of $4.8 million, which represented $4.1 million claimed as a refund and $0.7 million in interest income. The ERC was recognized as a reduction in cost of sales and operating expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. The Company recorded benefits to cost of sales of $2.7 million, sales and marketing expenses of $0.8 million, general and administrative expenses of $0.3 million, and research and development expenses of $0.3 million, and interest income of $0.7 million. Additionally, the Company has accounted for the contingent fee arrangement with its service provider in connection with the filing of the ERC under ASC 450-20, Contingencies. The Company recorded $0.7 million to general and administrative expenses for professional fees related to the tax credit in the consolidated statements of operations during the three months ended September 30, 2025.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under GAAP. The OBBBA removed the claims filed by any taxpayer after January 31, 2024, for the period July 1, 2021, through September 30, 2021. The Company’s amended Forms 941-X for the period July 1, 2021, through September 30, 2021, were filed with a credit of $2.2 million. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained for this period and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements.

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

In June 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Modifications to Receivable and Contract Assets. The new guidance reduces the cost and complexity of applying the current expected credit loss model to current accounts receivable and current contract assets for public business entities through a practical expedient to assume that current conditions as of the balance sheet date will continue for the remaining life of assets. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted on a prospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$20,983	$19,109
Work-in-process	1,668	2,157
Finished products	36,282	34,676
Other deferred costs	11,860	8,985
Total inventory and other deferred costs	$70,793	$64,927

The Company had inventory on consignment at customer sites of $1.9 million and $1.8 million as of September 30, 2025, and December 31, 2024, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the nine months ended September 30, 2025. Other intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$20,704	$8,845	$29,549	$18,709	$10,840
Trademarks, tradenames and licenses	3,767	2,525	1,242	3,767	2,261	1,506
Customer relationships	37,266	15,698	21,568	37,171	13,709	23,462
Other intangible assets	1,631	1,575	56	1,536	1,525	11

Total identifiable intangible assets	$72,213	$40,502	$31,711	$72,023	$36,204	$35,819

The Company is amortizing these assets over useful lives ranging from 2 to 16 years. The weighted-average amortization period for these intangibles as of September 30, 2025, is 8.6 years. The Company includes amortization expense in general and administrative expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Amortization expense	$1,441	$1,464	$4,298	$4,408

Estimated amortization expense for the remainder of 2025 and for each of the next five fiscal years is as follows:

	Year ended December 31,
	2025	2026	2027	2028	2029	2030
	(in thousands)
Amortization expense	$1,339	$5,163	$4,854	$4,468	$4,435	$3,396

5. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Compensation and related taxes	$16,157	$15,117
Accrued purchases	5,192	4,463
Accrued expenses	2,367	3,852
Accrued interest	719	86
Income and other taxes	1,956	639
Professional fees	104	144
Other	438	431
Total	$26,933	$24,732

Other long-term liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Income taxes	608	572
Other	325	259
Total	$933	$831

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2025, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

Nine months ended September 30, 2025
(in thousands)
Unrecognized tax benefits as of December 31, 2024	$515
Additions/adjustments for tax positions of current year	—
Additions/adjustments for tax positions of prior years	17
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	(113)
Unrecognized tax benefits as of September 30, 2025	$419

As of September 30, 2025, a summary of the tax years that remain subject to examination in the Company’s taxing jurisdictions is as follows:

United States	2021 and forward
Foreign	2016 and forward

On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law, which is considered the enactment date under GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. During the three months ended September 30, 2025, the Company adjusted its deferred tax assets and deferred tax liabilities for the rules including the change in tax treatment for the deduction of domestic research and experimental expenditures previously capitalized under Section 174 of the Internal Revenue Code. The impact was immaterial.

7. Convertible Senior Notes

Convertible senior notes consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(4,076)	(4,728)
Convertible senior notes, net of discount and current portion	$168,424	$167,772

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

The Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the three- and nine-months ended September 30, 2025, the Company made $2.7 million in interest payments. The Company did not make any interest payments for the three- and nine-months ended September 30, 2024. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the payment by the Company on September 4, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3637 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.56 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.20 on December 4, 2025, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

During the nine months ended September 30, 2025, the Company recognized $3.2 million in interest expense related to the 2.50% cash coupon of the Convertible Notes and $0.7 million of amortization expense of the debt issuance costs. The Company did not recognize interest expense during the nine months ended September 30, 2024. As of September 30, 2025, the estimated fair value of the Convertible Notes was $176.6 million compared to $178.6 million as of December 31, 2024. The fair value was determined based on the quoted price of the last trade of the Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock option awards	$790	$744	$2,600	$2,217
Restricted stock units	610	556	1,930	1,690
Performance-based restricted stock units	340	310	1,200	922

Total stock-based compensation	$1,740	$1,610	$5,730	$4,829

Stock-based compensation is included in the Company’s consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of sales	$269	$218	$821	$657
Sales and marketing	356	276	1,081	821
General and administrative	915	952	3,231	2,860
Research and development	200	164	597	491

Total stock-based compensation	$1,740	$1,610	$5,730	$4,829

During the nine months ended September 30, 2025, the Company granted 741 options. The Company did not grant any options during the nine months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, the Company granted 1,521 and 280 restricted stock units, respectively. During the nine months ended September 30, 2025, the Company granted 129 performance-based restricted stock units. The Company did not grant any performance-based restricted stock units during the nine months ended September 30, 2024. The Company issued 138,281 and 162,075 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units, and performance-based restricted stock units during the nine months ended September 30, 2025 and 2024, respectively.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$17,362	$11,141	$42,152	$32,854
Effect of dilutive shares on net income
Interest expense on convertible senior notes, net of tax	999	—	—	—
Net income - diluted	$18,361	$11,141	$42,152	$32,854

Denominator:
Weighted average basic common shares outstanding	22,660	22,476	22,615	22,433
Effect of dilutive securities:
Options to purchase common stock	209	253	227	203
Restricted stock units	48	73	42	58
Performance-based restricted stock units	34	34	31	29
Convertible senior notes	1,441	—	—	—
Total weighted average shares of common shares outstanding - diluted	24,392	22,836	22,915	22,723

Net income per share:
Basic	$0.77	$0.50	$1.86	$1.46
Diluted	$0.75	$0.49	$1.84	$1.45

The Company used the if-converted method to calculate diluted net income per share for the three months ended September 30, 2025 as the convertible senior notes had a dilutive effect. There was no dilutive effect on the calculation for the nine months ended September 30, 2025.

The Company excluded the following common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Convertible senior notes	—	—	1,441	—
Options to purchase common stock	125	—	125	24
Restricted stock units	—	—	30	—
Performance-based restricted stock units	—	—	5	—
	125	—	1,601	24

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

Dividends

In February 2011, the Company’s Board of Directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535

Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On October 27, 2025, the Company’s Board of Directors approved a quarterly cash dividend on its common stock of $0.20 per share payable on December 4, 2025, to stockholders of record at the close of business on November 20, 2025.

11. Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing, and distribution, as well as automobiles and printing equipment. As of September 30, 2025, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Approx. Sq. Ft.	Expiration

Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	96,476	December 2034
North Brunswick, NJ	Artegraft biologic business	16,732	October 2029
Fox River Grove, IL (2)	RestoreFlow allografts business	14,632	December 2026
Burlington, MA	US distribution	12,878	December 2030
Vaughn, Canada	Canada sales office and distribution	3,192	February 2026

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	21,410	June 2031
Milan, Italy	Italy sales office and distribution	5,705	September 2027
Hereford, England	United Kingdom sales office and distribution	3,575	October 2029
Maisons-Alfort, France	France sales office	3,492	February 2030
Zurich, Switzerland	Switzerland sales office and distribution	2,935	February 2030
Madrid, Spain	Spain sales office and distribution	2,260	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	4,236	July 2027
Shanghai, China	China sales office and distribution	3,432	October 2027
Docklands, Australia	Australia sales office and distribution	2,863	April 2030
Bangkok, Thailand	Thailand sales office and distribution	2,810	August 2026
Seoul, Korea	Korea sales office and distribution	2,300	April 2027
Singapore	Asia Pacific headquarters and distribution	1,270	June 2026
Ballarat, Australia	Supply facility	Up to 350 acres	December 2030

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under capital leases as of September 30, 2025. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$690	$487	$1,731	$1,936
Short-term lease cost	20	17	66	63
Total lease cost	$710	$504	$1,797	$1,999

Weighted average remaining lease term - operating leases (in years)			7.1	7.8

Weighted average discount rate - operating leases			6.63%	6.62%

As of September 30, 2025, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2025	$1,021
Year ending December 31,
2026	3,704
2027	3,105
2028	2,813
2029	2,720
2030	2,212
Thereafter	6,432
Adjustment to net present value as of September 30, 2025	(4,799)

Minimum noncancelable lease liability	$17,208

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net sales	$61,046	$54,819	$185,149	$164,146
Cost of sales	15,091	17,641	52,800	51,835
Gross profit	45,955	37,178	132,349	112,311

Less:
Selling expense	10,869	10,288	37,272	30,636
Marketing expense	1,054	1,153	3,758	3,475
Administrative expense	7,268	5,832	21,268	17,700
Finance expense	2,873	2,485	8,322	7,299
Management information systems expense	609	616	2,043	1,767
Research and development expense	756	853	2,970	2,515
Process engineering expense	546	717	1,828	2,257
Regulatory and clinical expense	1,668	2,086	5,808	7,260
Other (income) expense, net*	2,950	2,007	6,928	6,548
Net income	$17,362	$11,141	$42,152	$32,854

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

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
United States	$34,585	$31,894	$105,869	$95,817
Germany	4,482	3,889	12,917	10,916
Canada	3,831	3,337	11,507	10,567
United Kingdom	3,335	2,834	9,780	8,080
Other countries	14,813	12,865	45,076	38,766

Net sales	$61,046	$54,819	$185,149	$164,146

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q3 2025, biologics represented 54% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Zurich, Switzerland. Our APAC headquarters is located in Singapore, and we also have APAC sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the quarter ended September 30, 2025, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of September 30, 2025, our sales force comprised 152 sales representatives and export managers in North America, Europe, and APAC.

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

Separately, our regulatory efforts to maintain approvals in the EU and the United Kingdom (UK) have shown steady progress and success as the EU transitions from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the UK transitions to the United Kingdom Conformity Assessed (UKCA) marks. In 2024, we received MDR CE and UKCA marks allowing for the continued sale of 11 devices into the EU and UK. In January 2025, we received MDR CE and UKCA marks to market Burlington-manufactured CardioCel and VascuCel devices in the EU and UK. As of October 31, 2025, we have 21 MDR CE marks and 18 UKCA approvals, and expect to hold 22 approvals by the end of 2025. Those 22 CE and UKCA marks will represent substantially all of our product offerings in the EU and UK. The European Commission has designated the end of 2028 as the final MDR CE mark transition deadline.

Additionally, we provide cryopreservation services for our Restoreflow allografts primarily in the US, UK, and Canada. In October 2025, we received approval from the German authority on tissue banking to allow sale of these services in the German market.

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
•
During 2022, we made decisions to wind down the ProCol graft, AlboSure polyester patch, LeverEdge, and Latis graft cleaning catheter product lines. These products totaled approximately $0.7 million in 2022 revenues.
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

•
During 2025, we made the decision to wind down the CardioCel 3D and DuraSure product lines. These product lines totaled approximately $0.5 million in revenue for the nine months ended September 30, 2025.

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
•
In June 2025, we entered into a distribution transition agreement with our Czech distributor to sell products directly in Czechia and dissolve the existing distribution arrangement. We have been selling direct-to-hospitals in Czechia since July 2025. The distribution termination fees are expected to total approximately $0.1 million.

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

In February 2024, we began implementing a new enterprise resource planning, or ERP, system to replace our financial reporting and planning system. We expect that the new ERP system will be beneficial in a number of areas, including inventory management, pricing programs, financial operations, and real-time reporting. We have been preparing for this transition since 2022 and hired an experienced consulting team to assist in this transition. In the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. In February 2025, we implemented this new system in the UK. As of September 30, 2025, we have capitalized costs on our balance sheet of $4.8 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2025, approximately 43% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. If there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require less of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record more revenue in U.S. dollars than we would have if the exchange rate had not changed. For the nine months ended September 30, 2025, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $1.2 million, as compared to rates in effect for the nine months ended September 30, 2024.

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

Results of Operations

Comparison of the three- and nine-month periods ended September 30, 2025, to the three- and nine-month periods ended September 30, 2024:

The following table sets forth for the periods indicated our net sales by geography and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2025	2024	change	2025	2024	change
	(in thousands)			(in thousands)
Net sales	$61,046	$54,819	11%	$185,149	$164,146	13%
Net sales by geography:
Americas	$39,218	$35,802	10%	$119,496	$107,954	11%
Europe, Middle East and Africa	17,631	15,001	18%	53,431	44,694	20%
Asia Pacific	4,197	4,016	5%	12,222	11,498	6%
Total	$61,046	$54,819	11%	$185,149	$164,146	13%

Net sales. Net sales increased by $6.2 million, or 11%, to $61.0 million for the three months ended September 30, 2025, compared to $54.8 million for the three months ended September 30, 2024. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and additional sales representatives. Graft sales increased $4.2 million, shunt sales increased $1.0 million, and valvulotome sales increased $0.9 million. We estimate that the weaker U.S. dollar increased net sales by $1.0 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Direct-to-hospital net sales were 95% of our total net sales for both the three months ended September 30, 2025 and 2024.

Net sales increased by $21.0 million, or 13%, to $185.1 million for the nine months ended September 30, 2025, compared to $164.1 million for the nine months ended September 30, 2024. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and additional sales representatives. Graft sales increased $11.0 million, valvulotome sales increased $2.9 million, shunt sales increased $2.5 million, catheter sales increased $2.3 million, and patch sales increased $1.7 million. We estimate that the weaker U.S. dollar increased net sales by $1.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Direct-to-hospital net sales were 95% of our total net sales for both the nine months ended September 30, 2025 and 2024, respectively.

Net sales by geography. Net sales in the Americas increased $3.4 million, or 10%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was driven primarily by increased sales of grafts of $3.0 million, valvulotomes of $0.7 million, and shunts of $0.3 million.

Net sales in the Americas increased $11.5 million, or 11%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was driven primarily by increased sales of grafts of $7.6 million, valvulotomes of $2.0 million, and catheters of $0.8 million.

Europe, Middle East, and Africa, or EMEA, net sales increased $2.6 million, or 18%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was driven primarily by increased sales of grafts of $1.1 million, shunts of $0.6 million, and patches of $0.4 million each.

EMEA net sales increased $8.7 million, or 20%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was driven primarily by increased sales of grafts of $3.1 million, catheters of $1.8 million, shunts of $1.7 million, and patches of $1.5 million.

APAC net sales increased $0.2 million, or 5%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was driven primarily by increased sales of grafts and shunts of $0.1 million each.

APAC net sales increased $0.7 million, or 6%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was driven primarily by increased sales of grafts and patches of $0.3 million each, valvulotomes and shunts of $0.2 million each, offset by decreased sales of catheters of $0.3 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2025	2024	Change	change	2025	2024	Change	change
	(in thousands)				(in thousands)
Gross profit	$45,955	$37,178	$8,777	24%	$132,349	$112,311	$20,038	18%
Gross margin	75.3%	67.8%	7.5%	*	71.5%	68.4%	3.1%	*

* Not applicable

Gross profit increased $8.8 million, or 24%, to $46.0 million for the three months ended September 30, 2025, as compared to $37.2 million for the three months ended September 30, 2024, and gross margin increased by 750 basis points to 75.3% in the period, as compared to 67.8% for the three months ended September 30, 2024. The increase in gross profit was driven primarily by increased sales, particularly from grafts, shunts, and valvulotomes, and the receipt of the ERC. The increase in gross margin was driven primarily by the ERC, greater manufacturing efficiencies, sales price increases, and favorable product mix, including decreased sales of comparatively lower margin porcine patches due to the decision to end our distribution agreement with Elutia. The increase was partially offset by increased shipping and warehousing costs. The ERC received in the quarter had a favorable impact of $2.7 million, or 444 basis points, to the gross margin.

Gross profit increased $20.0 million, or 18%, to $132.3 million for the nine months ended September 30, 2025, as compared to $112.3 million for the nine months ended September 30, 2024, and gross margin increased by 310 basis points to 71.5% in the period, as compared to 68.4% for the nine months ended September 30, 2024. The increase in gross profit was driven primarily by increased sales, particularly from grafts, shunts, and valvulotomes, and the receipt of the ERP. The increase in gross margin was driven primarily by the ERC, greater manufacturing efficiencies, sales price increases, and decreased scrap, partially offset by increased shipping and warehousing costs and unfavorable product mix, including increased sales of our comparatively lower margin allograft preservation services, ovine grafts, and polyester grafts. The ERC received in 2025 had a favorable impact of $2.7 million, or 147 basis points, to the gross margin.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
				Percent				Percent
(unaudited)	2025	2024	$ Change	change	2025	2024	$ Change	change
	(in thousands)				(in thousands)
Sales and marketing	$11,923	$11,441	$482	4%	$41,030	$34,111	$6,919	20%
General and administrative	10,750	8,933	1,817	20%	31,633	26,766	4,867	18%
Research and development	2,970	3,656	(686)	(19)%	10,606	12,032	(1,426)	(12)%
Total	$25,643	$24,030	$1,613	7%	$83,269	$72,909	$10,360	14%

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025	2024
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	21%	(1)%	22%	21%	1%
General and administrative	18%	16%	2%	17%	16%	1%
Research and development	5%	7%	(2)%	6%	7%	(1)%

Sales and marketing. For the three months ended September 30, 2025, sales and marketing expenses increased 4% to $11.9 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $1.6 million, which was partially offset by the ERC. Additionally, travel and training expenses decreased $0.3 million and professional fees and outside services expenses increased $0.1 million. Sales force headcount was 152 as of September 30, 2025, a 4% increase from September 30, 2024. The ERC received in the quarter had a favorable impact of $0.8 million. As a percentage of sales, sales and marketing expenses decreased to 20% for the three months ended September 30, 2025, down from 21% for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, sales and marketing expenses increased 20% to $41.0 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $5.9 million, which was partially offset by the ERC. Additionally, professional fees and outside services expenses increased $0.9 million and travel and training expenses increased $0.6 million. The ERC received in 2025 had a favorable impact of $0.8 million. As a percentage of sales, sales and marketing expenses increased to 22% for the nine months ended September 30, 2025, up from 21% for the nine months ended September 30, 2024.

General and administrative. For the three months ended September 30, 2025, general and administrative expenses increased 20% to $10.8 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $1.3 million, which was partially offset by the ERC. The ERC received in the quarter had a favorable impact of $0.3 million, offset by fees due to our third party consultant of $0.7 million. As a percentage of sales, general and administrative expenses increased to 18% for the three months ended September 30, 2025, up from 16% for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, general and administrative expenses increased 18% to $31.6 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $3.7 million, which was partially offset by the ERC. Additionally, facilities expenses increased $0.8 million and travel and training expenses increased $0.2 million. The ERC received in 2025 had a favorable impact of $0.3 million, offset by fees due to our third party consultant of $0.7 million. As a percentage of sales, general and administrative expenses increased to 17% for the nine months ended September 30, 2025, up from 16% for the nine months ended September 30, 2024.

Research and development. For the three months ended September 30, 2025, research and development expenses decreased 19% to $3.0 million. The decrease was driven primarily by lower third-party service fees, which resulted in decreased professional fees and outside services expenses related to MDR related activities of $0.3 million, as well as decreased compensation and related expenses of $0.1 million and the ERC received in the quarter. The ERC received in the quarter has a favorable impact of $0.3 million. As a percentage of sales, research and development expenses decreased to 5% for the three months ended September 30, 2025, down from 7% for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, research and development expenses decreased 12% to $10.6 million. The decrease was driven primarily by lower third-party service fees, which resulted in decreased professional fees and outside services expenses related to MDR related activities of $1.6 million, partially offset by increased facilities expenses of $0.3 million and compensation and related expenses of $0.1 million and the ERC received in 2025. The ERC received in 2025 had a favorable impact of $0.3 million. As a percentage of sales, research and development expenses decreased to 6% for the nine months ended September 30, 2025, down from 7% for the nine months ended September 30, 2024.

Income tax expense. We recorded a tax provision of $5.2 million on pre-tax income of $22.6 million for the three months ended September 30, 2025, compared to a $3.4 million tax provision on pre-tax income of $14.6 million for the three months ended September 30, 2024. We recorded a tax provision of $12.7 million on pre-tax income of $54.9 million for the nine months ended September 30, 2025, compared to a tax provision of $10.0 million on pre-tax income of $42.9 million for the nine months ended September 30, 2024. Our effective income tax rate was 23.0% and 23.2% for the three- and nine-month periods ended September 30, 2025. Our tax expense for the current period is based on an estimated annual effective tax rate of 23.9%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 23.4% and 23.3% for the three- and nine-month periods ended September 30, 2024. Our 2024 provision was based on the estimated annual effective tax rate of 24.1%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three- and nine-month periods ended September 30, 2024 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of September 30, 2025, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA") into law, which is considered the enactment date under GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation for qualifying assets, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

During the third quarter of 2025, we implemented provisions of the OBBBA, fully recognizing the deduction of domestic research and experimental expenditures previously capitalized under Section 174 of the Internal Revenue Code. As a result of this implementation, we adjusted our deferred tax assets and deferred tax liabilities to reflect the change in tax treatment for these expenditures. The impact of these adjustments is reflected in our three- and nine-months ending September 30, 2025 tax provision and financial statements. We will continue to monitor future legislative developments and assess their impact on our tax position and financial reporting.

Liquidity and Capital Resources

As of September 30, 2025, our cash and cash equivalents were $25.5 million, as compared to $25.6 million as of December 31, 2024. We had $317.6 million in short-term marketable securities as of September 30, 2025, and $274.1 million as of December 31, 2024. Our cash and cash equivalents are liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. Our short-term marketable securities consist of a U.S. government money market fund investing mainly in high-quality, short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities, and a short-duration bond fund. As of September 30, 2025, our short-term marketable securities reflected an unrealized loss of $0.6 million as a result of increasing market interest rates.

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

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the three- and nine-months ended September 30, 2025, we made $2.7 million in interest payments. We did not make any interest payments for the three- and nine-months ended September 30, 2024. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the payment by us on September 4, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3637 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.56 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.20 on December 4, 2025, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

We recognized operating income of $49.1 million for the nine months ended September 30, 2025, compared to $39.4 million for the nine months ended September 30, 2024. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Nine months ended September 30,
	2025	2024	Net Change
	(in thousands)
Cash and cash equivalents	$25,494	$21,001	$4,493
Cash flows provided by (used in):
Operating activities	$58,094	$28,942	$29,152
Investing activities	(48,116)	(26,228)	(21,888)
Financing activities	(10,953)	(5,979)	(4,974)

Net cash provided by operating activities. Net cash provided by operating activities was $58.1 million for the nine months ended September 30, 2025, consisting of $42.2 million in net income, adjustments for non-cash or non-operating items of $16.5 million (including primarily depreciation and amortization of $7.8 million, stock-based compensation of $5.7 million, amortization of issuance costs on convertible senior notes of $0.7 million, and provision for inventory write-offs and credit losses of $2.3 million), and a net use of working capital of $0.5 million. The net cash used for working capital was driven by an increase in accounts receivable of $1.4 million and an increase in inventory and other deferred costs of $6.8 million. These cash uses were offset by an increase in accounts payable of $5.3 million, a decrease in prepaid expenses and other assets of $1.6 million, and an increase in accrued interest of $0.7 million.

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

Net cash used in investing activities. Net cash used in investing activities was $48.1 million for the nine months ended September 30, 2025, consisting of purchases of marketable securities of $43.0 million, expenditures on property and equipment of $5.0 million, and payments related to acquisitions of $0.1 million.

Net cash used in investing activities was $26.2 million for the nine months ended September 30, 2024, consisting of expenditures on property and equipment of $4.9 million and purchases of marketable securities of $21.3 million.

Net cash used in financing activities. Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2025, consisting primarily of dividend payments of $13.6 million and deferred payments for acquisitions of $1.4 million. This use of cash was offset by stock option exercises of $4.1 million, net of shares repurchased used to pay employee payroll taxes.

Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2024, consisting primarily of dividend payments of $10.8 million. This use of cash was offset by stock option exercises of $4.8 million, net of shares repurchased used to pay employee payroll taxes.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535

Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On October 27, 2025, our Board of Directors approved a quarterly cash dividend on its common stock of $0.20 per share payable on December 4, 2025, to stockholders of record at the close of business on November 20, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter, destruction of defective product, and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. For example, in April 2025, we voluntarily notified our regulatory bodies of an inadequate seal on the packaging of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters, which may result in a compromised sterile barrier. Notice was provided to each of our customers of the inadequate seal and customers may request a product replacement for any existing inventory currently on hand. The financial impact of the voluntary notification is not expected to be material to our business. Additionally, in August 2025, the FDA issued us a warning letter detailing findings from an April 2025 inspection at our Artegraft facility in North Brunswick, NJ. The financial impact of the issued warning letter is not expected to be material to our business and there has been no disruption to our Artegraft sales year-to-date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
July 1, 2025 through July 31, 2025	—	$—	N/A	$75,000,000
August 1, 2025 through August 31, 2025	—	$—	N/A	$75,000,000
September 1, 2025 through September 30, 2025	—	$—	N/A	$75,000,000
Total	—	$—	N/A

(1)
For the three months ended September 30, 2025, we did not repurchase shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units and performance-based restricted stock units.
(2)
On February 18, 2025, our Board of Directors authorized the repurchase of up to $75.0 million of our common stock through transactions on the open market, in privately negotiated transactions, or otherwise until February 17, 2026. To date, we have not made any repurchases under this program.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2†	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2025.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Dorian P. LeBlanc
Dorian P. LeBlanc
Chief Financial Officer