Form 10-K
period 2025-12-31
LEMAITRE VASCULAR INC
filed 2026-02-26
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.7 billion computed by reference to the last reported sale price of $83.05 per share as reported by The Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 19, 2026, the registrant had 22,778,363 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

LEMAITRE VASCULAR

2025 ANNUAL REPORT ON FORM 10-K

i

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “will,” “would,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we reasonably believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to maintain historic levels of profit growth;
•
our ability to increase the selling prices of our products;
•
competition from other medical device companies and alternative medical technologies;
•
our ability to source, acquire, and integrate acquisitions;
•
adverse global economic conditions and trade tensions;
•
our ability to navigate the risks inherent in operating internationally;
•
our ability to transition to direct sales models in certain international territories;
•
our dependence on sole- or limited-source suppliers;
•
our ability to engage sales call points other than vascular surgeons;
•
disruptions to our information technology systems or breaches of our information security systems;
•
our implementation of our new enterprise resource planning system;
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

LeMaitre, AlboGraft, AnastoClip, AnastoClip GC, Artegraft, CardioCel, Eze-Sit, Glow ‘N Tell, LifeSpan, PhasTipp, Pruitt, Pruitt F3, RestoreFlow, Syntel, TufTex, VascuCel, VascuTape, and XenoSure are U.S. registered trademarks of LeMaitre Vascular or one of its subsidiaries, and AndraValvulotome, Flexcel, and Omniflow are trademarks of LeMaitre Vascular. This Annual Report on Form 10-K also includes the registered and unregistered trademarks of other persons, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols.

Item 1. Business

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons, and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada and Asia Pacific. We estimate that the annual worldwide market for peripheral vascular devices exceeds $9 billion, within which we estimate that the market for our products is approximately $1 billion.

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Glattbrugg, Switzerland. Our Asia Pacific headquarters is located in Singapore, and we also have Asia Pacific sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the year ended December 31, 2025, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We also sell our products in other countries through distributors. As of December 31, 2025, our sales force comprised 160 sales representatives and export managers in North America, Europe, and Asia Pacific.

The Peripheral Vascular Disease Market

Based on industry statistics, we estimate that peripheral vascular disease affects more than 200 million people worldwide and that the annual worldwide market for all peripheral vascular devices exceeds $9 billion. The disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms, or organs other than the heart become narrowed, obstructed, weakened, or otherwise compromised. In many cases peripheral vascular disease goes undetected, sometimes leading to life-threatening events (including stroke, ruptured aneurysm, and pulmonary embolism) or death. Clinical studies have identified several factors that increase the risk of peripheral vascular disease, including smoking, diabetes, obesity, high blood pressure, lack of exercise, coronary artery disease, high cholesterol, and being over the age of 65. Demographic trends suggest an increase in the prevalence of peripheral vascular disease over time, driven primarily by rising levels of obesity and diabetes and an aging population. We believe that our strong brands, established sales force, suite of peripheral vascular device offerings, and broad network of vascular surgeon customers position us to capture an increasing share of this market.

Vascular surgeons treat peripheral vascular disease and perform vascular procedures associated with other diseases, such as end-stage renal disease. We estimate that there are more than 22,000 vascular surgeons worldwide. In contrast to other specialists, such as interventional cardiologists and interventional radiologists, vascular surgeons perform both open vascular surgeries and endovascular procedures. Open vascular surgery involves opening the body, cutting vessels, and suturing. Endovascular procedures typically are minimally invasive, catheter-based, and treat vessels from within using real-time imaging. We estimate that in 2025, over 95% of our net sales were from devices used in open surgical procedures, including open vascular surgeries and open cardiac surgeries.

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

•
Focused call point. We have historically directed our product offering and selling efforts towards the vascular surgeon, and estimate that in 2025 approximately 80% of our sales were from devices and cryopreserved tissue used by vascular surgeons. As vascular surgeons typically perform both open vascular surgeries and endovascular procedures, we sell devices in both the open and endovascular markets to the same end user. More recently we have begun to focus on adjacent market end users, such as cardiac surgeons, who can be served by our devices and tissue processing capabilities.
•
Low rivalry niche segments. We seek to build and maintain leading positions in niche segments, which we define as under $400 million in annual worldwide revenue. We believe that the relative lack of focus on these segments by larger companies, as well as the differentiated features and consistent availability and quality of our products, enable higher selling prices and expanded market presence.
•
Direct sales force expansion and the addition of complementary products. We sell our products primarily through a direct sales force in North America, Europe and Asia Pacific. As of December 31, 2025, our sales force comprised 160 sales representatives and export managers in North America, Europe, and Asia Pacific. We believe that direct-to-hospital sales build closer customer relationships, allow for higher selling prices and gross margins, and are not subject to the risk of customer loss related to distributor turnover. In countries where we do not have a direct sales force, we sell our products through distributors. For the year ended December 31, 2025, approximately 95% of our net sales were generated through our direct-to-hospital sales force, and no single hospital customer accounted for more than 2% of our net sales. We intend to further expand and diversify our product offerings and add new technology platforms, mostly through acquisitions. We believe our experience acquiring and integrating product lines and businesses is one of our competitive advantages. We continually evaluate the acquisition of additional product lines and businesses that may be complementary to our product offerings, refine our current product lines or develop new applications for our existing technologies. We also obtain regulatory approvals for our devices and services in new geographies and for additional indications in order to further access the broader peripheral vascular device market and select other markets.

Acquisition History

We were founded in 1983 by George D. LeMaitre, M.D., a vascular surgeon who designed and developed the LeMaitre Valvulotome. Through a combination of 25 complementary acquisitions as well as research and development, we have expanded our portfolio to six product categories comprising of twenty-four different product types:

Year	Acquisition	Key Product(s) and Services
1998	VascuTape	Radiopaque tape manufacturing operations
1999	TufTex	Embolectomy catheters
2001	Pruitt F3 Shunt	Carotid shunts, balloon catheters, and laparoscopic cholecystectomy devices
2003	Credent	Polycarbonate grafts
2004	AnastoClip	Vessel closure systems
2005	Endomed	Stent grafts
2007	LeverEdge	Contrast injector
2007	MollRing Cutter	Remote endarterectomy devices
2007	UnBalloon	Stent graft modeling catheters
2007	AlboGraft	Polyester grafts and patches
2010	LifeSpan	ePTFE grafts
2012	XenoSure	Biologic patches

Year	Acquisition	Key Product(s) and Services
2013	Pruitt F3-S Shunt	Carotid shunts and embolectomy catheters
2013	TRIVEX	Powered phlebectomy system
2014	Omniflow II	Biosynthetic grafts
2014	PeriVu	Angioscopes
2015	Eze-Sit OUS	Valve cutters
2016	ProCol	Biologic grafts
2016	RestoreFlow	Human tissue cryopreservation services
2018	Syntel	Embolectomy catheters
2018	Cardial	Polyester grafts, valve cutters, surgical glue
2019	Eze-Sit US	Valve cutters
2019	CardioCel	Biologic patches
2020	Artegraft	Biologic grafts
2025	AndraValvulotome	Valve cutters

We manufacture most of our devices in-house, having relocated or ceased the manufacturing operations of 22 of our 25 acquisitions to our Burlington, Massachusetts headquarters. The human tissue processing and cryopreservation operations associated with RestoreFlow allografts occurs in our Fox River Grove, Illinois facility. Artegraft biologic graft production takes place in our North Brunswick, New Jersey facility. The AndraValvulotome is currently manufactured and supplied to us by Andramed GmbH in Reutlingen, Germany.

Our Products and Services

Our portfolio of product lines is primarily used to treat vascular disease, of which most are used in open vascular surgery and dialysis access. We also offer human vascular and cardiac tissue cryopreservation services. No single product type accounted for more than 20% of our revenues in 2025, 2024, or 2023.

Our product offerings include a suite of biologic products. These offerings include the XenoSure patch (bovine pericardium), CardioCel and VascuCel patches (bovine pericardium), Artegraft (bovine carotid artery), Omniflow II biosynthetic graft (ovine tissue and synthetic mesh), and RestoreFlow allograft cryopreservation services (human cadaveric tissue). We previously offered cardiovascular patches (porcine extracellular matrix) that we distributed for Elutia Inc. in the U.S. market. We elected to end our cardiovascular porcine patch distribution agreement with Elutia, effective May 1, 2025. Our total Elutia product related sales in 2025 were $1.8 million. Our overall portfolio of biologic offerings represented 53% of our sales in 2025, 52% in 2024, and 51% in 2023.

Allografts

Through our RestoreFlow allograft operations, we provide human cadaver tissue cryopreservation services, in particular the processing and cryopreservation of veins, arteries, and cardiac valved conduits. Our RestoreFlow allografts are cryopreserved human tissue grafts, including saphenous veins, femoral veins and arteries, aorta and iliac arteries, aortic and pulmonary valved conduits, and pulmonary patches. These allografts are used in a variety of vascular reconstructions such as peripheral bypass, hemodialysis access, and aortic infections, as well as in cardiac repair and reconstruction.

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

Bovine Grafts

Our Artegraft biologic graft is a bovine carotid artery used primarily for dialysis access and lower extremity bypass. Its biological fibrous matrix is processed to enhance long-term patency and provide a cross-linked conduit that is flexible and compliant.

Cardiac and Vascular Patches

Our XenoSure biologic patches are made from bovine pericardium and are used primarily for closure of vessels after surgical intervention, maintaining maximum luminal diameter in vascular interventions.

Our VascuCel and CardioCel biologic patches are acellular, collagen bioscaffolds with optimized biocompatibility and minimal aldehyde toxicity. These bovine pericardium patches are used in vessel repair as well as heart repair and reconstruction, including neonatal repairs.

During 2023, 2024 and until termination in 2025, we distributed cardiovascular porcine patches used in heart repair as well as vessel repair and reconstruction.

Carotid Shunts

Our Pruitt F3 and Flexcel carotid shunts are used to temporarily shunt blood to the brain while the surgeon removes plaque during carotid endarterectomy surgery. Our Pruitt F3 shunts feature internal balloon fixation. Our Flexcel shunt is a non-balloon shunt offered for surgeons who prefer external fixation.

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

Polyester Vascular Grafts

Our AlboGraft and Cardial vascular grafts are collagen-impregnated polyester woven and knitted grafts used to bypass or replace diseased arteries in both vascular and cardiac applications. These prostheses are available in straight tube and bifurcated versions.

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

Valvulotomes

Our valvulotomes, or valve cutters, are designed to cut or disrupt valves in the saphenous vein, allowing the vein to be repurposed as an artery to carry blood past diseased arteries to the lower leg or foot. We believe our valvulotomes reduce costs for hospitals by enabling lower extremity bypass surgery to be performed with several small incisions rather than one continuous ankle-to-groin incision, thereby reducing hospital stays and wound complications.

Sales and Marketing

As of December 31, 2025, our sales force comprised 160 sales representatives and export managers in North America, Europe, and Asia Pacific. We believe the expansion of our sales force has been a key success factor, and it remains one of our primary long-term growth strategies. Approximately 95% of 2025 net sales occurred in territories in which we employ sales representatives. Outside our direct markets, we generally sell our products through country-specific distributors.

Our marketing efforts include direct mail, digital marketing, and exhibitions at medical congresses, which we believe are important to our brand development. We believe that marketing allows us to connect with vascular surgeons who are beyond the reach of our direct sales force.

We also provide training to our vascular surgeons on specific procedures including in situ bypass, AV access, carotid endarterectomy, and interrupted anastomosis, as well as a general surgical skills training program targeting less-experienced doctors on use of our products in accordance with their instructions for use.

Research and Development

Our research and development efforts are comprised of regulatory and clinical work, process engineering, manufacturing transfers and product development. More recently, we have focused our new product development efforts on cardiac allograft and next-generation powered phlebectomy projects. The PhasTIPP Powered Phlebectomy System launched in the U.S. in the first half of 2024.

Manufacturing transfers have become a significant portion of our research and development spend. In 2022, we completed the relocation work for the Omniflow II product line and were granted approval to market devices manufactured in Burlington in the European Union, or EU. In 2024, the CardioCel and VascuCel transfer to Burlington was completed and we began marketing these Burlington-manufactured devices in the United States, Canada and portions of Asia Pacific. We are currently in the process of transitioning allograft tissue processing from our Fox River Grove facility to Burlington. This transition is expected to be substantially complete by the end of 2026.

We direct our process engineering efforts toward improving manufacturing efficiencies to improve quality and increase our gross margin. In 2022, we began the review and update of the manufacturing process of our Artegraft product line in an effort to apply for its CE mark under the EU Medical Device Regulation, or MDR. In April 2025, we received the CE mark and began marketing the device in the EU. In addition, in 2024 we invested in our allograft preservation services business, constructing, validating and putting into service a new cleanroom at our Fox Fiver Grove facility. This investment was done to support the applications made in 2023 to the Irish and German health authorities seeking approval to import and sell our allograft preservation services inside the European market. We expect to begin marketing allografts in Germany in the first half of 2026. Finally, in November 2025, we leased a distribution facility in Dublin, Ireland to facilitate the marketing of allograft tissue services in Ireland and the broader European market. Subsequent to establishing a distribution facility in Ireland in 2025, we expect to reapply for distribution authorization with Ireland’s Health Products Regulatory Authority (HPRA) in the first half of 2026 and anticipate commencing distribution by the end of 2026.

Our regulatory and clinical efforts have historically been focused on obtaining and maintaining regulatory approvals in various geographies. In the past, we have typically not conducted clinical trials as we have usually acquired product lines with established regulatory approvals. In addition, we preferred to avoid the time, expense, and risk associated with initiating clinical trials. However, increasing regulatory requirements in many geographies have resulted in the need for more clinical testing. As such, this component of our research and development spending has increased in recent years. In 2017, we initiated clinical trials in an effort to obtain the approval of our XenoSure patch in China for cardiac and vascular indications. We received approval to market XenoSure with the cardiac indication in China in December 2024. We submitted the vascular indication application to the Chinese National Medical Products Administration, or NMPA, in December 2025, and we anticipate a review process that may conclude in approximately 2 years.

Manufacturing and Processing

Our primary manufacturing facilities are located in Burlington, Massachusetts. We also have facilities in North Brunswick, New Jersey where Artegraft is produced, and Fox River Grove, Illinois where RestoreFlow allografts are processed.

Historically, our strategy has been to transfer manufacturing of most acquired product lines into our Burlington operations. In 2024, we completed the transfer of CardioCel and VascuCel manufacturing into Burlington. Additionally, in 2024, we successfully added cleanroom facilities in Fox River Grove to support the growth of our RestoreFlow allograft product line. The enhanced cleanroom capacity enables us to better access markets outside of North America.

We manufacture certain proprietary components, assemble most of our devices ourselves, and inspect, test, and package these finished products. By manufacturing products from raw materials and assembling and testing as many of our products as practical, we believe we can maintain better quality control, ensure compliance with applicable regulatory standards, limit outside access to our proprietary technology, ensure adequate product supply, and make design modifications quickly. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery. Our products are built to stock.

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

We purchase certain components from, have certain product lines manufactured by, and have certain products sterilized by, third parties. Most of our components are readily available from several supply sources, but we do rely on single- and limited-source suppliers for several key components or products. We do not have contractual arrangements with many suppliers and manufacturers, and we order supplies and products as-needed. There are relatively few, or in some cases no, alternative, validated sources for some supplies, products or components. At any time, our suppliers could discontinue or become incapable of manufacturing these materials on acceptable terms. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant costs. To date, we have not experienced any significant supply disruptions.

Quality Assurance

Our Burlington and North Brunswick medical device manufacturing facilities have been certified to ISO 13485 standards, which enables us to provide high-quality products and satisfy regulatory requirements of the US, EU, Canada, and other foreign jurisdictions. Our Fox River Grove facility has been accredited by the American Association of Tissue Banks for the processing, storage and distribution of cardiac and vascular tissue for transplantation. All of our manufacturing and processing facilities are subject to periodic inspections by various regulatory authorities and notified bodies, independent organizations that assess products to ensure they meet legal requirements before they are put on the market, to ensure compliance with regulatory requirements. See “Government Regulation” for further information. During 2024, we underwent five regulatory audits and fourteen internal audits. There were no material findings. During 2025, we underwent 7 regulatory audits and 16 internal audits. In August 2025, the FDA issued us a warning letter detailing findings from its April 2025 regulatory audit of our North Brunswick facility. This audit yielded eight observations, which we subsequently addressed, though we await reinspection for confirmation of our corrective actions.

Competition

The segments in which we compete are characterized by periodic change resulting from technological advances and scientific discoveries. No one company competes against all of our product lines; rather, we compete with a range of companies. Notable larger competitors include Abbott; Baxter; Artivion; Becton Dickinson; Edwards Lifesciences; Getinge; LifeNet Health; Terumo; and W. L. Gore.

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

The success of our products relies on effective in-person support as well as superior technology, quality, availability, reliability, ease of use, cost-effectiveness, physician familiarity, and brand recognition. While we also compete on the basis of price, our higher prices may be justified based on the superiority of the quality of, or technology used in, our products. Our continued success may depend on our ability to broaden and optimize our direct sales channel, acquire complementary vascular devices, obtain regulatory and reimbursement approvals, maintain sufficient inventory, and retain skilled personnel.

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

510(k) Clearance. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and performance to a “predicate device” (i.e., a previously 510(k)-cleared Class I or Class II device or a pre-amendment Class III device). The FDA’s 510(k) clearance pathway usually takes from three to twelve months. In reviewing a 510(k) clearance, the FDA may request additional information, including clinical data. Nearly all of our devices sold in the United States have 510(k) clearance, with the exception of our Artegraft biologic vascular graft, which is a pre-amendment Class III device.

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

PMA Approval. The PMA approval pathway requires proof of the safety and effectiveness of the proposed device to the FDA’s satisfaction, making this pathway more costly, lengthy, and uncertain. A PMA application must provide preclinical and clinical trial data, as well as information about the device and its components regarding device design, manufacturing, and labeling. As part of the PMA review, the FDA will often inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, or QMSR.

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

Although the QMSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.

Historically, our devices have been introduced into the U.S. market using 510(k) clearance. We have not used the PMA process for any products that we currently market or sell in the United States, other than our Artegraft vascular grafts, which had PMA approval at the 2020 acquisition.

Postmarket Regulation

After a device is placed on the market, regardless of the classification or premarket pathway, significant regulatory requirements apply, including:

•
annual manufacturing establishment registration and device listing with the FDA;
•
QMSR compliance, which requires finished device manufacturers and contract manufacturers to follow design, testing, control, documentation, and other quality assurance procedures;
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

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. The most recent FDA inspection of our Burlington facility was in May 2023, the results of which yielded one observation that was subsequently addressed. Non-compliance with FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, and criminal prosecutions. The most recent FDA inspection of our North Brunswick facility was in April 2025, the results of which yielded eight observations and a warning letter. We subsequently addressed the observations and we await reinspection for confirmation of our corrective actions. In the event that the FDA reinspection determines that we have not adequately addressed their previous observations, or the inspection uncovers new objectionable conditions, the FDA could take additional enforcement actions, including warnings letters, untitled letters, fines, injunctions, consent decrees and civil penalties, any of which could materially and adversely affect our business, financial condition and results of operations. Additionally, in the event that one of our suppliers fails to maintain compliance with our quality requirements as described above, we may have to qualify a new supplier and could experience manufacturing delays.

We participate in the Medical Device Single Audit Program, or MDSAP, which allows manufacturers to undergo a universal quality system audit that is accepted in the United States, Japan, Australia, Canada and Brazil in lieu of individual audits by each regulator. Maintenance of this certification is a requirement to sell in certain geographies, including Canada. Failure to maintain this certification in good standing could result in suspension of our sales efforts in Canada or the other geographies. Our last MDSAP audit in our Burlington facility was in July 2025 and the audit results were deemed satisfactory by SGS, our notified body. Additionally, our North Brunswick facility underwent its second annual MDSAP audit in October 2025 and the results were satisfactory.

International sales of medical devices manufactured in the U.S. that are not approved or cleared by the FDA are subject to FDA export requirements. Before exporting unapproved products to a foreign country, we must comply with the FDA’s exporting procedures.

International Regulation of Medical Devices

Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary from country to country. The EU and UK have adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling, and adverse event reporting, including the EU Medical Device Directive, or MDD, and more recently, the MDR and the UK medical device regulations, or UKMDR. Devices that comply with the requirements of the MDD, MDR or UKMDR are entitled to bear a CE mark, or UK Conformity Assessed, or UKCA, mark in the UK, and can be distributed in EU countries, as well as the UK, Iceland, Lichtenstein, Norway, Turkey and Switzerland. Each member state of the EU and the UK has established a “Competent Authority” to apply the directive/regulations in its territory.

In April 2017, the EU adopted the new MDR regulations for medical devices, which replace the MDD and took effect as of May 26, 2021, with a transition period now ending in 2027 and 2028 for most Class II and Class III devices. Our products are subject to the MDR, which requires all of our products, regardless of classification, to obtain a new CE mark in accordance with the new, more stringent standards under the MDR. As a condition to CE mark approval, clinical evidence from clinical investigations will be required for Class III and implantable devices. As of January 2026, we have received substantially all of our MDR CE mark approvals.

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

The UK left the EU on January 31, 2020, commonly referred to as “Brexit”. We opened our Hereford, England office in 2019 largely in response to Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020. After December 31, 2020, medical device manufacturers wishing to import their devices into the UK were provided a transition period for registration of their devices until the end of 2021. We complied with this deadline, and all of our CE marks continue to be recognized in the UK. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, subsequently announced that CE marking will continue to be recognized in the UK and certificates issued by EU-recognized notified bodies will continue to be valid in the UK market until 2027 and 2028, in alignment with the MDR transition. After this time, all devices marketed in the UK will require UKCA marks certified by a UK “Approved Body.” If we fail to obtain UKCA conformity our sales in the UK could be negatively affected. As of January 2026, we have received 18 of our 22 UKCA marks. We expect to receive the remaining UKCA marks in 2026.

If our products prove to be defective, we can voluntarily recall, or the FDA or international equivalent could require us to recall products. If someone is harmed by a malfunction or a product defect, we may experience product liability claims. Any corrective action, voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital. Future recalls or claims could also result in significant costs and adverse publicity.

In some cases, we rely on international distributors or third-party agents to obtain premarket approvals and complete product registrations. In the future, we expect to continue to rely on distributors and agents in this manner where appropriate.

Canada regulates medical devices through Health Canada, or HC. HC classifies medical devices into four classifications, with Class I being the lowest risk. Class I and II devices are often cleared for sale after they are CE marked or listed on the company’s ISO certification and filed via fax-back applications. Higher risk devices (Class III and IV) require dossiers that resemble U.S. 510(k) applications. As a holder of Canadian device licenses, we are subject to inspection by HC at our Vaughan, Canada office, and we must maintain a valid MDSAP certificate. Our Vaughan, Canada office was most recently inspected in August 2017, the results of which were satisfactory. Our Burlington office was most recently audited under the MDSAP in July 2025, the results of which were satisfactory.

In Japan, the Ministry of Health, Labor and Welfare, or MHLW, regulates medical devices through the Pharmaceutical Affairs Law. As a holder of Japanese device licenses, we are also subject to inspection by several Japanese authorities including Japan’s Pharmaceutical and Medical Device Agency, or PMDA, Tokyo Metropolitan Government, and third parties such as Japan’s Electrical Safety & Environmental Technologies Laboratories, or JET. Our Tokyo office was most recently inspected by PMDA in May 2025 and by JET in October 2025, and the results of both inspections were satisfactory.

Australia regulates the import and sale of medical devices through the Therapeutic Goods Administration, or TGA. The TGA has built its regulatory framework around requirements similar to Europe. As such, lower risk medical devices may gain marketing clearance using their existing EU-issued CE marking. Higher risk devices must go through a design review which can be costly and take longer. Issued licenses for medical devices do not require renewal, but do require an annual fee to remain active. As a holder of Australian device licenses, we are also subject to inspection by TGA in both Australia and the United States. Our Burlington facility was inspected in July 2025 under the MDSAP and the results were satisfactory. Australia requires all foreign manufacturers to have an in country ‘sponsor’ who must have a licensed business inside Australia. Our licenses are managed by our sponsor, Emergo Group.

In China, the National Medical Products Administration, or NMPA, regulates and approves all medical devices. China has a three-class risk classification system, with Class I being the lowest. Home country approval, such as 510(k) or PMA clearance, is required as a prerequisite. Additionally, the NMPA often tests devices at its own testing laboratory. The approval process is lengthy and usually requires clinical trials. NMPA licenses are valid for five years and require renewal. As a holder of Chinese device licenses, we are subject to inspection by NMPA in both China and the United States. Our Shanghai offices were inspected by Shanghai Medical Products Authority in May 2024, and our Burlington facility was inspected by NMPA in October 2025, the results of which were satisfactory. The NMPA requires all companies located outside of China to appoint a legal entity that maintains a registered business inside of China as the license holder. After forming our Chinese subsidiary in 2015, we transferred our licenses from the third-party license holders to our subsidiary.

U.S. Regulation of Human Tissue

FDA

Our allografts are subject to extensive regulation by the FDA under Title 21 of the Code of Federal Regulations, Part 1271 (Human Cells, Tissues, and Cellular and Tissue-Based Products). These regulations were promulgated under Section 361 of the Public Health Service Act, which authorized the FDA to issue regulations to prevent the spread of communicable disease. Under these regulations, the FDA requires registration of establishments that process human cells, tissues, and cellular and tissue-based products. These FDA regulations also establish donor-eligibility criteria, current good tissue practice and other procedures to prevent the introduction, transmission, and spread of communicable diseases by such products, including through donor screening and testing. Our Fox River Grove facility is registered with the FDA’s Center for Biologics Evaluation and Research. The regulations also provide for FDA inspection of tissue establishments. The FDA most recently inspected our Fox River Grove facility in March 2023, and the results were satisfactory. We have also registered our Burlington facility as a tissue processing, storage, and distribution center in anticipation of relocation of these processes to Burlington in 2026.

AATB

We voluntarily comply with the standards of the tissue bank industry’s accreditation organization, the American Association of Tissue Banks, or AATB. The AATB has established standards for tissue banking and administers an accreditation program. Accreditation must be renewed every three years. Our Fox River Grove facility has been accredited by the AATB for the processing, storage, and distribution of cardiac and vascular tissue for transplantation through May 13, 2027. The AATB is entitled to inspect members at any time. The AATB most recently inspected our Fox River Grove facility in November 2023, and the results were satisfactory. We expect to apply for AATB accreditation at our Burlington facility in 2026.

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

State Regulation

Certain states regulate the processing, storage and distribution of human tissue. We are licensed or registered with California, Delaware, Florida, Illinois, Maryland, New York, and Oregon. The regulatory agencies of these states may inspect our Fox River Grove facility from time to time to monitor compliance with their regulations.

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

International Regulation of Human Tissue

Sales of human tissues services outside the US are subject to international regulatory requirements that vary from country to country. Similar to medical devices, an approval to distribute tissue in the EU is first obtained from a member state that allows entry of the tissue onto the European market. Subsequent distribution to other member states is subject to varying registration requirements based on the state and local authorities in that country. In Canada, our allograft preservation services are regulated by Health Canada’s Biologics and Genetic Therapies Directorate, Health Products and Food Branch. We received approval to market our allograft preservation services in Canada in 2017. In the UK, we are regulated by the Human Tissue Authority, or HTA, and received approval to provide our allograft preservation services in 2022. Applications to UK and European states might also require an inspection of our facilities as well as our suppliers prior to approval. We made applications in 2023 to the Irish and German health authorities seeking approval to import and sell our allograft preservation services inside the European market. As a result of our applications, the German authority has inspected our Fox River Grove facility and two of our tissue recovery partners. The German authority granted us approval for import and sale of tissue produced at our Fox River Grove facility in October 2025.

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

U.S. Patient Protection and Affordable Care Act

In March 2010, reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act, or PPACA. Under the PPACA we are subject to the Open Payments Act, which requires detailed public disclosure of certain payments and “transfers of value” from us to healthcare professionals, such as the payment of royalties, compensation for services provided and reimbursement for travel and meal expenses. Certain U.S. states and foreign countries also require us to disclose similar information or even prohibit some forms of these payments.

Employees and Human Capital Management

We had 655 employees, including 646 full-time employees, as of December 31, 2025. Our full-time employees are as follows: 310 manufacturing and operations, 231 sales and marketing, 66 general and administrative and 39 research and development. On a monthly basis we review (1) hiring needs, (2) the number of new hires, and (3) our voluntary resignation rate. In 2025, our headcount decreased by 9 full-time employees, and our voluntary resignation rate was 8.8%.

Compensation and Benefits

We believe in providing competitive pay and benefits. We use third-party benchmarks to help determine wages. Our compensation is designed to attract, retain, and motivate employees to achieve results while balancing short- and long-term company performance. Annually, we work with external benefits consultants to evaluate the quality, competitiveness, and cost of our benefit offerings to all employees. In 2025, we increased our employer 401(k) match from 3% to 4% and reduced our 401(k) vesting from six years to three years.

Customers

Our sales are not dependent on any single customer or distributor, and we continue to expand our distribution channel worldwide through direct sales representatives and independent distributors. No single customer accounted for more than 2% of our net sales in 2025.

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

Summary of Risk Factors

Our business, financial condition, results of operations, cash flows and the trading price of our common stock are subject to numerous risks and uncertainties, including, but not limited to, the following:

•
We may not be able to maintain our historical profit growth rates, which have been driven by pricing increases, sales force expansion and operating leverage, and our operating income results may vary significantly from period to period.
•
Our ability to grow sales and maintain profitability depends in part on our ability to increase prices or avoid price concessions; competitive pressures, reimbursement changes, healthcare cost containment efforts, and customer purchasing behavior could limit pricing flexibility.
•
We operate in highly competitive medical device markets and face competition from companies with greater resources, broader product portfolios, more extensive distribution networks and alternative technologies, including endovascular procedures.
•
A significant portion of our growth has historically depended on acquisitions, and our inability to identify, complete or successfully integrate acquisitions or develop new products could adversely affect our growth strategy and operating results.
•
Adverse global economic conditions, trade tensions, tariffs and currency fluctuations could reduce demand for our products, increase costs and negatively affect our international operations.
•
We derive a substantial portion of our sales from outside the United States and are subject to risks associated with international operations, including regulatory complexity, reimbursement changes, distributor relationships, foreign exchange volatility, political instability and compliance with anti-corruption and trade laws.
•
Our reliance on sole-source and limited-source suppliers, including suppliers of biologic and tissue-based products, exposes us to supply disruptions that could delay production and processing, increase costs or result in lost sales.
•
Some of our products are sold to clinical call points outside our core vascular surgeon customer base, and our sales representatives may not be successful in expanding adoption in those markets.
•
Cybersecurity incidents, data breaches, failures of information technology systems, and reliance on third-party service providers could disrupt operations, compromise sensitive information, expose us to regulatory actions or litigation, and harm our reputation.
•
The ongoing implementation and expansion of our enterprise resource planning system presents operational and internal control risks that could disrupt business processes and financial reporting.
•
Our tissue processing, preservation and cryopreservation services are subject to unique operational, sourcing and regulatory risks, including donor tissue availability, accreditation requirements and compliance with complex human tissue laws.
•
Disruptions at our manufacturing or processing facilities due to natural disasters, accidents, equipment failures or other events could impair our ability to manufacture and distribute products.

•
The use or misuse of our products or tissues may result in product liability claims, recalls or regulatory actions that could be costly, damage our reputation and adversely affect our business.
•
We are subject to extensive and evolving domestic and international regulatory requirements governing medical devices, human tissue, regulated substances, data privacy and healthcare compliance, and failure to obtain or maintain required approvals, certifications or compliance could limit our ability to sell products or result in enforcement actions.
•
Our convertible senior notes require ongoing cash payments, may constrain financial flexibility, expose us to liquidity risks, and could result in dilution of our stockholders upon conversion.
•
Our ability to protect and enforce our intellectual property is limited, and claims that we infringe third-party intellectual property could result in costly litigation, product redesigns or loss of market access.
•
The market price of our common stock may be volatile due to factors beyond our control, and our Chief Executive Officer and Chairman’s ownership position may influence matters requiring stockholder approval.
•
We may not be able to continue paying dividends at historical levels, or at all, depending on our financial performance, capital needs and contractual restrictions.

Risks Related to Our Business

We may not be able to maintain our historic levels of profit growth.

Our operating income grew 30% in 2025 and 42% in 2024. This growth resulted principally from the growth of our sales force, average selling price increases, and operating expense restraint. If we are unable to replicate these favorable factors (or others) in 2026 or future years, our operating income growth could slow or disappear. Other factors that may affect our profitability growth include:

•
the level and timing of future sales, manufacturing costs, and operating expenses;
•
changes to our pricing strategy;
•
the productivity and growth of our direct sales force;
•
global economic conditions and trade tensions;
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
•
the cost of litigation and other events such as cybersecurity incidents; and
•
changes in tax laws.

Operating income growth may also vary significantly quarter-to-quarter due to fluctuations in our business that may be driven by the timing of, among other things, acquisitions, new product introductions, product discontinuations, product recalls, regulatory approvals, sales incentive programs, litigation, changes to tax law, and changes to our sales force or other personnel.

If we are unable to increase our selling prices to customers, or if we are required to make price concessions, our sales growth could be reduced and our operating results could suffer.

In recent years a material portion of our sales growth has been driven by higher average selling prices, particularly with respect to our valvulotome and carotid shunt products. We cannot guarantee that we will be able to continue to increase selling prices at the same pace. The following factors, among others, could inhibit our ability to increase prices, in the future:

•
customer tolerance for additional price increases;
•
competitive pressures discussed below in these Risk Factors;
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

The segments in which we primarily operate are competitive, subject to change, and affected by new product, and in some cases, procedure, introductions. Our competitors vary by product line, as no company directly competes against us with respect to all our offerings. Certain competitors:

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

We have limited internal research and development resources and capabilities. We have historically introduced few internally-developed new devices to market. A significant portion of our growth has been driven by acquisitions. Although we have completed 25 acquisitions since our founding, we have not completed a material acquisition since 2020. Acquisition targets in the open vascular surgery space may be limited, and even to the extent that we are able to identify acquisition opportunities, there may be reasons that we are unable to consummate acquisitions, including, without limitation, an inability to agree upon acceptable acquisition terms, the presence of competitive bids, and regulatory or antitrust challenges. We may choose to pursue acquisitions in adjacent call points, such as the cardiovascular call point, which may offer fewer synergies and may be more costly or time consuming to integrate. If we are unable to complete future potential acquisitions, our ability to grow may be inhibited.

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
•
higher costs of integration than anticipated, especially in call points other than open vascular surgery;
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

Adverse global economic conditions and trade tensions could have a negative effect on our business, results of operations, and financial condition and liquidity.

Sustained uncertainty about, or worsening of, global economic conditions and tariffs and escalations of tensions between the United States and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also cause customers to reduce, delay or forego spending on our products, which could negatively affect demand for our products and our business, financial condition and results of operations. In addition, these conditions could increase the cost of our goods imported in markets outside the United States, further pressuring sales growth and margin and adversely impacting our operating performance. However, we believe our U.S. domestic business is unlikely to be materially affected by tariffs as we manufacture our products in the United States.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations, and financial condition.

We derive a significant portion of our net sales from outside of the United States. For the year ended December 31, 2025, 43% of our net sales were international. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•
fluctuations in foreign currency exchange rates;
•
the imposition of additional U.S. and foreign governmental controls or regulations, including export licensing requirements and other trade restrictions;
•
the imposition of duties and tariffs and, in some cases, retaliatory tariffs;
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

We will typically enter new international markets by engaging a third-party distributor to conduct sales on our behalf. From time to time, we may choose to transition select international markets to a direct sales model. For example, in 2025, we transitioned away from a distribution model to a direct sales model in Portugal and Czechia. Local law or contractual terms may require us to compensate the distributor that is being eliminated, and we may incur new or sometimes unexpected costs associated with setting up a local entity and employing local staff. An increase in our near- and long-term costs of doing business in the relevant market may therefore occur. Additionally, we may not have adequate knowledge of or experience in the relevant market such that our sales may decline in the relevant market after going direct.

Our dependence on sole- and limited-source suppliers could hinder our ability to deliver our products and services to our customers and could harm our results of operations.

We rely on sole- and limited-source suppliers for many of our important components and certain products, including our VascuCel and CardioCel biologic patch, Artegraft biologic vascular graft and Omniflow biosynthetic vascular graft. There are relatively few, or in some cases no, alternative, validated sources of supply for our sole-sourced materials and products. We do not always have supply agreements in place with suppliers, instead placing orders on an as-needed basis. At any time, these suppliers could discontinue or become incapable of the manufacture or supply of these materials or products. We do not ordinarily carry a significant inventory of these materials and products. Identifying and qualifying additional or replacement suppliers, if required, may not be accomplished quickly or at all and could involve significant additional costs. Any supply interruption from our suppliers or failure to obtain replacement suppliers would interrupt our ability to manufacture our products and result in production delays and increased costs. This could lead to loss of sales and customers, and our results of operations could be harmed. In some cases, changes to raw material suppliers or use of alternative raw materials may require significant testing and subsequent regulatory approval.

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

In terms of marketing and sales efforts, our primary call point focus is the vascular surgeon. Some of our products are sold to a call point that is different from this main call point. For example, historically, a significant portion of RestoreFlow and CardioCel sales have been to cardiac surgeons. Our success in selling products like RestoreFlow and CardioCel will depend, in part, on our sales representatives devoting a portion of their time and establishing relationships with cardiac surgeons. If they do not undertake these activities or are unsuccessful in doing so, then this could lead to lower RestoreFlow and CardioCel sales. Cross-selling opportunities to cardiac surgeons are limited at LeMaitre. Also, if our sales representatives spend less time focused on vascular surgeons, the sales of our vascular products could decrease.

Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of business, we collect, store, and transmit business-critical and confidential information (including, but not limited to, information about our business, financial information, personal data, intellectual property, and in some very limited instances, patient data).

The secure processing, storage, maintenance, and transmission of business-critical and confidential information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by threat actors or viruses, breaches, interruptions due to employee error, malfeasance, poor password management, lapses in compliance with privacy and security mandates, or other disruptions.

For example, in January 2026, we experienced a cybersecurity incident in response to which we activated our cybersecurity incident response plan and engaged third party external advisors to assist with containment and mitigation activities and to investigate the nature and scope of the incident. We securely restored our critical systems and access to those systems, and following the incident, we operated, in some cases, under alternative processes and procedures to ensure business continuity, which may affect certain of our internal controls and require mitigation. We experienced minimal to no disruption in the manufacture and release of our products and the provision of our products and services to our customers. Our investigation into, and analysis of, potentially impacted data remains ongoing, in connection with which we will evaluate any notification obligations. As of the date of this Annual Report, we believe that the incident has not had a material impact on our overall financial condition or results of operations and that the incident is not reasonably likely to have a material impact on our financial condition or results of operations. However, we remain subject to various risks due to the incident, and, as a result, cannot provide assurances that the incident will not be determined to have a material impact in the future.

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer threat actors, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology and telecommunications systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these systems, and we have implemented various measures to manage the risk of a security breach or disruption, no security measure is infallible and there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions will not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. Although we have experienced cybersecurity incidents from time to time that we believe have not had a material adverse effect on our business, financial condition, or results of operations, including one described above, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers, expose sensitive customer and employee data, or give rise to monetary fines and other penalties.

Like many companies, we engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and third parties may be able to circumvent any security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may also face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information.

Any security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by state or federal governments or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, diversion of management efforts and damage to our reputation. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, our insurance may be insufficient to cover our losses resulting from cyber-attacks, breaches, or other interruptions, and any incidents may result in loss of, or increased costs of, such insurance. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

We depend on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on a range of information technology and telecommunications systems to operate our business. For example, our software systems affect or support a broad range of business processes and functional areas, including, for example, systems handling accounting, manufacturing, inventory control, human resources, financial controls and reporting, sales administration, and other operations. We maintain preventive and detective security controls and seek to enhance such controls by, for example, augmenting the monitoring and alerting functions, network design, and automatic countermeasure operations of the systems we use. We also periodically assess the adequacy of our systems.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including system or network failures, malicious human acts, and natural disasters. Moreover, as demonstrated by the cybersecurity incident we experienced in January 2026 described above, despite network security and back-up measures, some of our systems are potentially vulnerable to physical or electronic break-ins, computer viruses, and similar disruptive problems that could adversely affect the operation of our business, including from significant downtime of our information technology or telecommunications systems or those used by our third-party suppliers, or a loss of data or a material delay in our access to our data. Any sustained disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

We may experience challenges with the ongoing implementation of our new enterprise resource planning system.

While we have largely completed the implementation of a new enterprise resource planning, or ERP, system in the United States and United Kingdom, we are continuing to expand its adoption internationally. ERP system implementations are complex, time-consuming, labor intensive, and involve substantial expenditures. The new ERP system is critical to our ability to gather important information; obtain and deliver products; send invoices; fulfill contractual obligations; maintain books and records; provide accurate, timely and reliable reports on our financial and operating results; and otherwise operate our business. ERP system implementations also require transformation of internal processes. Any such implementation involves risks, including loss of information and potential disruption in operations. The implementation and maintenance of the new ERP system may be subject to delays and cost overruns.

Any disruptions, delays, or deficiencies in the implementation of the new ERP system could negatively affect our ability to process orders, ship products, send invoices, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely, and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Additionally, if we do not complete the implementation of the new ERP system throughout our worldwide operations as planned, the effectiveness of our internal control over financial reporting could be adversely affected.

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
•
maintenance of our AATB accreditation, FDA establishment registration and state and foreign country licensures;
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

Additionally, we intend to transfer the majority of our human tissue processing and preservation operations from our Fox River Grove facility to our Burlington headquarters by the end of 2026. This will necessitate setting up new clean rooms suitable for processing and preservation of human tissue as well as new storage facilities, training a Burlington-based workforce and obtaining new accreditations and registrations, which may take longer or be more costly than expected.

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

If our products or the tissue we process are defectively designed, manufactured, processed, or labeled; contain defective components; are misused; or found to have caused or contributed to injuries or death, we may become subject to costly litigation. Although we offer training for physicians in accordance with our products' instructions for use, we do not require that physicians be trained in the use of our products, and physicians may use our products incorrectly or in procedures not contemplated by us or our products' instructions for use. Product liability claims could divert management’s attention from our core business, damage our reputation, be expensive to defend, and result in sizable damage awards against us.

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

We are subject, from time to time, to legal proceedings and litigation, including, but not limited to, actions relating to product liability, employment matters, intellectual property, contract disputes, and other commercial matters. Because the outcome of litigation is inherently difficult to predict, it is possible that the outcome of litigation, or even simply the defense of litigation, could entail significant costs for us, divert management’s attention, and adversely affect our reputation. The fact that we operate in international markets also increases the risk that we may face legal exposure as we seek to comply with a large number of varying legal and regulatory requirements. If any such proceedings were to result in an unfavorable outcome, it could adversely affect our results of operations.

If we are not able to navigate executive officer transitions and retain key personnel, our business may be harmed.

The majority of our executive team, including our Chief Executive Officer, our President, and our Senior Vice President of Operations, has significant tenure with the company; is highly knowledgeable of the Company’s business, operations, budgeting, strategy, product offerings, resources, and personnel; and maintains key external relationships on behalf of the Company. We believe that these long-tenured employees have been integral to the success of the Company. The unexpected or unplanned departure of one or more of them could be disruptive to day-to-day operations. Significant resources and attention may need to be expended at the executive and Board levels to identify and onboard successors in the event of an unexpected or unplanned departure.

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

The production and marketing of our products and services and our ongoing research and development are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices and human tissue are wide-ranging and govern, among other things, the testing, marketing, and premarket clearance or approval of new medical devices and services related to human tissue, as applicable, in addition to regulating manufacturing and processing practices, reporting, promotion and advertising, importing and exporting, labeling, and record-keeping procedures.

In recent years, there has been an increase in the scope and enforcement of data privacy laws in the jurisdictions in which we do business. The European Parliament adopted the General Data Protection Regulation, or GDPR, effective May 2018. The California Consumer Privacy Act, or CCPA, effective January 2020, requires covered companies to provide, among other things, new disclosure to consumers about such companies’ data collection, as well as new use and sharing practices. Following the passage of the CCPA, several other U.S. states passed similar data privacy laws. In 2023, Europe finalized the first-ever comprehensive legal framework for governance of the use of artificial intelligence, the EU Artificial Intelligence Act, with a rolling effective date that commenced in 2025. Compliance with these varying regimes has caused and will cause us to incur additional costs, including those that may result from any non-compliance or asserted non-compliance.

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

The FDA may also require the more extensive PMA process for certain products. The PMA approval process is more costly, lengthy, and uncertain. It generally takes from six months to three years. Achieving initial premarket approval typically requires extensive clinical trials and may require the filing of numerous amendments. We do not have significant experience in obtaining PMA approval or conducting these studies for our products.

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

If we or some of our suppliers fail to comply with the FDA’s Quality Management System Regulation (QMSR) and other applicable requirements, our manufacturing or processing operations could be disrupted, and we may become subject to a variety of FDA enforcement actions.

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

We and some of our suppliers must comply with the FDA’s QMSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage, and shipping of medical devices. Our Fox River Grove operations, as well as certain operations in our Burlington facility, must comply with the FDA’s current Good Tissue Practices. The FDA enforces its regulations through pre-announced and unannounced inspections. We are subject to such inspections by the FDA and other regulatory bodies. The timing of future audits is unknown, and it is possible that audits may result in one or more unsatisfactory results. If we or one of our suppliers fails an inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action against us.

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

In addition, most other countries, such as Japan and Korea, require us to comply with manufacturing and quality assurance standards for medical devices that are similar to those in the United States before marketing and selling our products in those countries.

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

In order to market our medical devices in the EU we are required to obtain CE marks, which denote conformity to the essential requirements of the EU Medical Device Directive, or MDD, and the EU Medical Device Regulation, or MDR. The MDR took effect May 26, 2021, and replaces the MDD. Depending upon device classification, the deadline for compliance with the MDR with respect to our products is either December 31, 2027 or 2028, meaning we must obtain a new CE mark in accordance with the MDR by such date. Manufacturers of higher-risk devices generally must use a Notified Body, an appointed independent third party, to assess conformity. We currently use two Notified Bodies. We previously received CE marks under the MDD to sell most of our products. As of January 2026 we have received substantially all of our products' CE marks under MDR.

In connection with the UK’s exit from the EU, the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, announced that CE marking will continue to be recognized in the UK and certificates issued by EU-recognized Notified Bodies will continue to be valid in the UK market until the 2027 and 2028 MDR compliance deadlines. Following such dates, all devices marketed in the UK will require UK Conformity Assessed, or UKCA, marks. We have received UKCA marks for 18 of our 22 product lines so far. If we fail to timely obtain UKCA marks for our products, our sales in the UK could be negatively affected.

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

We also pursue registrations in other jurisdictions in which we sell our devices directly, including, without limitation, Japan and China. In 2015, the China Food and Drug Administration, or NMPA, significantly increased the application fees for product registrations and imposed additional requirements for obtaining product approval, which includes requirements for conducting clinical trials to support the registration application process on newly-introduced products in China. As a result, we may not seek registration for certain products where the registration and trial costs are not justified by anticipated sales. Any delay or failure to obtain foreign product registrations could have a negative impact on our results of operations.

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

Our products, services, marketing, sales, development activities, and manufacturing processes are subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. If those regulatory bodies believe that we have failed to comply with regulatory standards, there can be no assurance that any approval, licensure, or registration will not be subsequently withdrawn, suspended or conditioned upon extensive post-market study requirements, even after having received marketing approval or clearance or licenses and registrations. Further, due to the interconnectedness of the various regulatory agencies, particularly within the EU, there is also no assurance that withdrawal or suspension of any of our approvals, licenses, or registrations by any single regulatory agency will not precipitate one or more additional regulatory agencies from also withdrawing or suspending their approval, license, or registration.

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter, destruction of defective product, and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. For example, in April 2025, we voluntarily notified our regulatory bodies of an inadequate seal on the packaging of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters, which may result in a compromised sterile barrier. Notice was provided to each of our customers of the inadequate seal, and customers were offered a product replacement for any existing inventory on hand. The financial impact of the voluntary notification is not expected to be material to our business. Additionally, in August 2025, the FDA issued us a warning letter detailing findings from an April 2025 inspection at our Artegraft facility in North Brunswick. We have responded to all the cited observations, and the FDA has indicated that they will confirm implementation in a follow-up inspection. The financial impact of this warning letter is not expected to be material to our business, and there has been no disruption to our Artegraft sales.

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

In Germany, the provision of human tissue preservation services (including collection, processing, preservation, storage and distribution of human tissues and cells) is subject to a comprehensive statutory framework that merges national law with European Union requirements. The key governing laws and regulations are: Tissue Law – Gesetz über die Qualität und Sicherheit von menschlichen Geweben und Zellen (Gewebegesetz); the Medicinal Products Act – Arzneimittelgesetz (AMG); and the Transplantation Act – Transplantationsgesetz (TPG) administered by the Federal Ministry of Health, Paul-Erlich-Institut, and the local authority in Hessen. Our German office is licensed under this framework for the import, storage and distribution of human tissue in Germany. As such we are subject to periodic inspections and required to demonstrate continued compliance with the laws promulgated under these regulations.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders will be entitled to convert their Convertible Notes at any time during specified periods at their option. As of December 31, 2025, the conversion rate is 8.3676 shares of common stock per each $1,000 principal amount of Notes, or approximately $119.51 per share. If one or more holders elect to convert their Convertible Notes, we will settle conversions of the Convertible Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Full or partial cash settlement could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current, rather than long-term, liability, which would result in a material reduction of our net working capital.

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

We have a relatively limited registered intellectual property portfolio. Even where we do have patents, the issuance of a patent is not always conclusive as to its validity or enforceability. Our patents could be circumvented or designed around by third parties. Furthermore, patents expire after a certain duration, depending on the jurisdiction in which they are issued. To the extent any manufacturers are successful in challenging our patents or they enter the market following the expiration of our patents, this could have an adverse impact on our business.

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

It is also possible that a third party could claim that our manufacturing methods violate an existing patent or other intellectual property rights. If we were unsuccessful in defending such a claim, we may be forced to stop or alter production at one or more of our manufacturing facilities. Any stoppage or alteration of production could impact our ability to manufacture products and meet customer demand. In addition, new patents obtained by our competitors could threaten a product’s continued life in the market even after it has already been introduced. If our business is successful, the possibility may increase that others will assert infringement claims against us.

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
•
adverse regulatory actions, including those that involve fines, those that necessitate recalls of our products or services, or warning letters that negatively affect the markets for our products or services;
•
significant litigation;
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

Our Chief Executive Officer and Chairman of the Board has significant voting power and may take actions that may not align with the interests of our other stockholders.

Our Chief Executive Officer and Chairman of the Board controls approximately 7.3% of our outstanding common stock as of December 31, 2025. As a result, he could have significant influence on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock, and may not be fully aligned with the interests of other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

LeMaitre Vascular recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cybersecurity program is overseen by our Senior Vice President, Information Technology, or SVP IT, who has more than 25 years of experience in information technology.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management, with the goal of ensuring that cybersecurity considerations are an integral part of our decision-making processes. For employees that require network access, we require new employees to complete cybersecurity training upon onboarding and require employees to complete cybersecurity training annually. Our IT department continuously evaluates and addresses cybersecurity risks during our risk assessment process, in alignment with our business objectives and operational needs.

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

Risks from Cybersecurity Threats

For a discussion of risks related to cybersecurity, see the risks titled, “Item 1A. Risk Factors – Risks Related to Our Business – Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.” and “– We depend on our information technology and telecommunications systems, and any failure of these systems could harm our business.”

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

Management’s Role Managing Risk

Our SVP IT and our Chief Financial Officer, or CFO, report to our Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings cover a broad range of topics, including:

•
current cybersecurity landscape and emerging threats;
•
status of ongoing cybersecurity initiatives and strategies;
•
incident reports and learnings from any cybersecurity events; and
•
compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, our SVP IT and our CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our SVP IT. As each relates to cybersecurity, our SVP IT leads testing of our compliance with standards, remediation of known risks, and our employee training program.

Monitor Cybersecurity Incidents

Our SVP IT leads our implementation and oversight of processes for the regular monitoring of our information systems. We have developed a cybersecurity incident response plan that is overseen by our SVP IT and that includes immediate actions to mitigate the impact and longer-term strategies for remediation and prevention of future incidents.

Reporting to Audit Committee and Board of Directors

Our SVP IT regularly informs the CFO about matters related to cybersecurity risks and incidents. Together, our SVP IT and CFO then update our Audit Committee and Board of Directors on significant cybersecurity matters, and strategic risk management.

Item 2. Properties

As of December 31, 2025, our principal worldwide executive, distribution, and manufacturing operations are located at five leased facilities with square footage totaling 109,354 in Burlington, Massachusetts. Four of the five Burlington leases expire in December 2034 and the fifth lease expires December 2030. We have no negotiated option to extend or renew the four leases beyond December 2034.

In June 2025, the Company executed a new building lease agreement in Billerica, Massachusetts for U.S. distribution. The 34,400 square foot building lease commenced on January 1, 2026, with a primary term through December 31, 2032. The Company has the option to renew the primary term of the lease for one additional 24-month period.

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

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation consisting of intellectual property, contractual, commercial, employment, and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of December 31, 2025, that, in the opinion of management, would be reasonably expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Holders of Record

On February 19, 2026, the closing price per share of our common stock was $91.86 as reported on The Nasdaq Global Market, and we had approximately 154 stockholders of record. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. In 2025, we paid a quarterly cash dividend of $0.20 per share, and in 2024, we paid a quarterly cash dividend of $0.16 per share. On February 19, 2026, our Board of Directors approved a quarterly cash dividend on our common stock of $0.25 per share payable on March 26, 2026, to stockholders of record at the close of business on March 12, 2026. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis.

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

This chart compares the cumulative total return on our common stock with that of the Nasdaq Composite Index, the iShares U.S. Medical Devices ETF Index, a 2024 peer group, and a 2025 peer group for the period covering from December 31, 2020, through the end of our fiscal year ended December 31, 2025. The graph assumes an investment of $100.00 made on December 31, 2020, in (i) our common stock, (ii) the stocks composing the Nasdaq Composite Index, (iii) the stocks composing the iShares U.S. Medical ETF Index, and (iv) the stocks composing our 2024 and 2025 peer groups, and assumes reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/20	12/21	12/22	12/23	12/24	12/25
LeMaitre Vascular, Inc	100.00	125.12	115.87	144.38	236.23	209.88
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
iShares U.S. Medical Devices ETF	100.00	121.04	97.17	100.29	108.93	116.30
2024 Peer Group	100.00	139.42	111.72	120.17	131.52	153.94
2025 Peer Group	100.00	114.24	86.81	85.58	88.48	85.82

Our fiscal year ends on the last day of December each year. Data in the above table reflects market values for our stock and Nasdaq and peer group indices as of the close of trading on the last trading day of the year presented. Our 2024 peer group includes the following companies: AngioDynamics, Inc., Artivion, Inc., Atricure, Inc., Merit Medical Systems, Inc., and Penumbra, Inc. Our 2025 peer group includes the following companies: AngioDynamics, Inc., Artivion, Inc., Atricure, Inc., Integra Lifesciences Holdings Corporation, LivaNova PLC, Merit Medical Systems, Inc., MiMedx Group, Inc., and Vericel Corporation.

Recent Sales of Unregistered Securities

Not Applicable.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
October 1, 2025 through October 31, 2025	-	$-	N/A	$75,000,000
November 1, 2025 through November 30, 2025	-	$-	N/A	$75,000,000
December 1, 2025 through December 31, 2025	14,355	$83.61	N/A	$75,000,000
Total	14,355	$83.61	N/A

(1)
For the three months ended December 31, 2025, we repurchased 14,355 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units.
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

Our discussion and analysis of our financial condition and results of operations for 2025 as compared to 2024 are discussed below. For a discussion of our financial condition and results of operations for 2024 as compared to 2023, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K, except as set forth below.

The principal objectives of this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to enhance our overall financial disclosures by providing explanation and analysis of the Company’s financial results and condition, as viewed by our management.

Overview

We are a global provider of medical devices and human tissue cryopreservation services largely used in the treatment of peripheral vascular disease, end-stage renal disease, and cardiovascular disease. We develop, manufacture, and market vascular devices to address the needs of vascular surgeons and, to a lesser degree, other specialties such as cardiac surgeons, general surgeons, and neurosurgeons. Our diversified portfolio of devices consists of brand name products that are used in arteries and veins and are well known to vascular surgeons. Our principal product offerings are sold globally, primarily in the United States, Europe, Canada, and Asia Pacific, or APAC. We estimate that the annual worldwide market for peripheral vascular devices exceeds $9 billion, within which we estimate that the market for our products is approximately $1 billion. We have grown our business using a three-pronged strategy: 1) pursuing a focused call point, 2) competing for sales of low-rivalry, niche products, and 3) expanding our worldwide direct sales force while acquiring complementary devices. We have used acquisitions as a primary means of further penetrating the peripheral vascular device market, and we expect to continue this strategy in the future. We currently manufacture most of our products in our Burlington, Massachusetts headquarters.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In 2025, biologics represented 53% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Glattbrugg, Switzerland. Our APAC headquarters is located in Singapore, and we also have APAC sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the year ended December 31, 2025, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of December 31, 2025, our sales force comprised 160 sales representatives and export managers in North America, Europe, and APAC.

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

We obtain regulatory approvals for our devices and services in new product categories and geographies to further access the broader peripheral device market and selected other markets, thus extending our geographic reach. Recent approvals include approvals to sell the XenoSure patch for carotid indication in Japan in May 2023, and the Pruitt Irrigation Occlusion Catheter in China in October 2023; approvals to sell the Artegraft bovine graft in Thailand and Malaysia in August 2024 and South Africa in October 2024, and the XenoSure patch for cardiac indications in China in December 2024; and approvals to sell the Artegraft bovine graft in the European Union (EU) in April 2025, Australia in June 2025, and Canada in December 2025, the Pruitt Aortic Occlusion Catheter in the EU in May 2025, and the Pruitt Occlusion Catheter in China in June 2025.

Separately, our regulatory efforts to maintain approvals in the EU and the United Kingdom (UK) have succeeded ahead of the full EU transition from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the UK transition to the United Kingdom Conformity Assessed (UKCA) mark. As of January 2026, we have 22 MDR CE marks and 18 UKCA approvals. Those 22 CE and 18 UKCA marks represent substantially all of our product approvals in the EU and UK. The European Commission has designated the end of 2028 as the final MDR CE mark transition deadline.

Additionally, we provide cryopreservation services for our RestoreFlow allografts primarily in the US, the UK, and Canada. In October 2025, we received approval from the German authority on tissue banking to allow sale of these services in the German market.

Our strategy for growing our business includes acquisitions of complementary product lines and companies, which can be difficult to identify, negotiate, and purchase. There can be no assurance that we will be able to do so in the future.

•
In December 2025, we entered into an agreement with Andramed GmbH to purchase the assets of their AndraValvulotome business for $1.8 million plus additional payments of up to $0.8 million, contingent upon the passage of time and, separately, receipt of CE mark approval.

Occasionally we discontinue or divest products that are no longer complementary to our business or not commercially viable.

•
During 2024, we made the decision to wind down the PeriVu Angioscope product line. This product totaled approximately $0.9 million in 2024 revenues.
•
During 2025, we made the decision to terminate our cardiovascular porcine patch distribution agreement with Elutia. Previously, in April 2023, we had entered into an agreement with Elutia to become the exclusive U.S. distributor of their cardiovascular porcine patches. Under the agreement, we could distribute the products for three years with an option to acquire Elutia’s worldwide cardiovascular porcine patch business during the second and third years of the agreement. This product totaled approximately $1.8 million in 2025 revenues.
•
During 2025, we made the decision to wind down the CardioCel 3D and DuraSure product lines. These product lines totaled approximately $0.5 million in 2025 revenues. Additionally, in 2025 we made the decision to wind down the AnastoClip AC Closure System in North America. This product totaled approximately $0.7 million in 2025 revenues.

From time to time we undertake SKU reductions and attempt to transition sales to other SKUs or products with similar features. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin, and customer relationships.

Because we believe that direct-to-hospital sales create closer customer relationships, and allow for higher selling prices and gross margins through elimination of an intermediary, we periodically enter into transactions with country-specific distributors to transition their sales of our medical devices into our direct sales organization:

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

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations and manufacturing transfers will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfer was:

•
In October 2019, we acquired the CardioCel and VascuCel biologic patch businesses from Anteris. The transfer to Burlington was substantially completed in 2023. In June 2023, the MDR CE mark application for these Burlington-produced devices was submitted, and we obtained approval in January 2025, allowing for distribution of these patches in the EU. We began distributing these Burlington-produced patches in the United States, Canada and select APAC markets in 2024.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new enterprise resource planning, or ERP, system to replace our financial reporting and planning system. In the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. In February 2025, we implemented this new system in the UK. We intend to continue rolling out the new system in our other international locations on a staged basis. The new ERP system has been beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. As of December 31, 2025, we have net capitalized costs on our balance sheet of $4.6 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the year ended December 31, 2025, approximately 43% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. If there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require less of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record more revenue in U.S. dollars than we would have if the exchange rate had not changed. For the year ended December 31, 2025, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.7 million, as compared to rates in effect for the year ended December 31, 2024.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products and services, less discounts and returns. Net sales include the shipping and handling fees paid by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics globally. In countries where we do not have a direct sales force, sales are primarily to distributors, who in turn sell to hospitals and clinics. In limited cases our products are held on consignment at a hospital or clinic prior to purchase; in those instances we recognize revenue at the time the product is used in surgery rather than at shipment.

Cost of sales. We manufacture the majority of the products that we sell. Cost of sales consists primarily of manufacturing personnel wages, raw materials and components, depreciation of property and equipment, and other allocated manufacturing overhead, including an allocation of our quality department expenses. Additionally, cost of sales includes the freight expenses we pay to ship products to customers, inventory scrap charges, and excess and obsolescence expenses.

Sales and marketing. Sales and marketing expense consists primarily of salaries, commissions, contests, stock-based compensation, travel and entertainment, sales meetings, attendance at vascular and cardiac congresses, training programs, advertising and product promotions, direct mail, and other marketing costs. Additionally, sales and marketing expense includes customer service department personnel charges.

General and administrative. General and administrative expense consists primarily of executive, finance and human resource salaries, stock-based compensation, legal and accounting fees, information technology expense, intangible asset amortization expense, and insurance expense.

Research and development. Research and development expense primarily includes costs associated with obtaining and maintaining regulatory approval of our products, salaries, laboratory testing, and supply costs. It also includes costs associated with the design and execution of clinical studies and costs to transfer the manufacturing of acquired product lines to our Burlington facility. Additionally, research and development expense includes costs associated with the design, development, testing, and enhancement of new or existing products.

Other income (expense). Other income (expense) primarily includes interest and dividend income, realized gains (losses) from the sale of debt and equity investments, unrealized gains (losses) from equity investments, interest expense for the convertible senior notes, foreign currency gains (losses), and other miscellaneous gains (losses).

Income tax expense. We are subject to federal and state income taxes for earnings generated in the United States, which include operating losses or profits in certain foreign jurisdictions for certain years depending on tax elections made, and foreign taxes on earnings of our wholly-owned foreign subsidiaries. Our consolidated income tax expense is affected by the mix of our taxable income (loss) in the United States and foreign subsidiaries, permanent items, discrete items, unrecognized tax benefits, and amortization of goodwill for U.S. tax reporting purposes.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

The following table sets forth, for the periods indicated, our net sales by geography, and the change between the specified periods expressed as a percentage increase or decrease:

	2025	2024	$ Change	Percent change
	($ in thousands)
Net sales	$249,602	$219,863	$29,739	14%
Net sales by geography:
Americas	$159,665	$144,583	$15,082	10%
Europe, Middle East and Africa	73,122	59,969	13,153	22%
Asia Pacific	16,815	15,311	1,504	10%
Total	$249,602	$219,863	$29,739	14%

Net sales. Net sales increased by $29.7 million, or 14%, to $249.6 million for the year ended December 31, 2025, compared to $219.9 million for the year ended December 31, 2024. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, the European launch of Artegraft, and additional sales representatives. Graft sales increased $16.0 million, valvulotome sales increased $4.7 million, shunt sales increased $3.5 million, catheter sales increased $2.8 million, and patch sales increased $1.8 million. We estimate that the weaker U.S. dollar increased net sales by $2.7 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Direct-to-hospital net sales were 95% of our total net sales for both the years ended December 31, 2025 and 2024, respectively.

Net sales by geography. Net sales in the Americas increased $15.1 million, or 10%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was driven primarily by increased sales of grafts of $10.4 million, valvulotomes of $3.1 million, and catheters of $0.9 million.

EMEA net sales increased $13.2 million, or 22%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was driven primarily by increased sales of grafts of $5.1 million, which includes the launch of Artegraft, shunts of $2.8 million, catheters of $2.1 million, patches of $1.8 million, and valvulotomes of $1.3 million.

Asia Pacific net sales increased $1.5 million, or 10%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was driven primarily by increased sales of grafts and patches of $0.5 million each, valvulotomes of $0.3 million, and clips of $0.2 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	2025	2024	Change	Percent change
	($ in thousands)
Gross profit	$178,539	$150,901	$27,638	18%
Gross margin	71.5%	68.6%	2.9%	*

* Not applicable

Gross profit increased $27.6 million, or 18%, to $178.5 million for the year ended December 31, 2025, as compared to $150.9 million for the year ended December 31, 2024, and gross margin increased by 290 basis points to 71.5% in the period, as compared to 68.6% for the year ended December 31, 2024. The increase in gross profit was driven primarily by increased sales, particularly from grafts, valvulotomes, and shunts, and the receipt of the U.S. Employee Retention Credit ("ERC"). The increase in gross margin was driven primarily by the ERC, greater manufacturing efficiencies, and sales price increases, partially offset by increased shipping and warehousing costs and unfavorable product mix, including increased sales of comparatively lower margin allograft preservation services, ovine grafts, and single lumen embolectomy catheters. The ERC received in 2025 had a favorable impact of $2.7 million, or 109 basis points, to the gross margin.

Operating Expenses. The following table sets forth the change in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	2025	2024	$ change	Percent change	2025 as a % of Net Sales	2024 as a % of Net Sales
	($ in thousands)
Sales and marketing	$54,464	$46,737	$7,727	17%	22%	21%
General and administrative	42,024	36,258	5,766	16%	17%	16%
Research and development	14,139	15,650	(1,511)	(10)%	6%	7%
	$110,627	$98,645	$11,982	12%	44%	45%

Sales and marketing. For the year ended December 31, 2025, sales and marketing expenses increased 17% to $54.5 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $6.6 million, which was partially offset by the ERC. Additionally, professional fees and outside services expenses increased $1.1 million and travel and training expenses increased $0.6 million. Sales force headcount was 160 as of December 31, 2025, a 5% increase from December 31, 2024. The ERC received in 2025 had a favorable impact, reducing sales and marketing expenses by $0.8 million. As a percentage of net sales, sales and marketing expenses increased to 22% for the year ended December 31, 2025, up from 21% for the year ended December 31, 2024.

General and administrative. For the year ended December 31, 2025, general and administrative expenses increased 16% to $42.0 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $4.1 million, which was partially offset by the ERC. Additionally, facilities expenses increased $1.0 million and travel and training expenses increased $0.2 million. The ERC received in 2025 had a favorable impact, reducing general and administrative expenses by $0.3 million, offset by third party consultant fees of $0.7 million. As a percentage of net sales, general and administrative expenses increased to 17% for the year ended December 31, 2025, up from 16% for the year ended December 31, 2025.

Research and development. For the year ended December 31, 2025, research and development expenses decreased 10% to $14.1 million. The decrease was primarily driven by lower third party service fees, which resulted in decreased professional fees and outside services expenses related to MDR activities of $1.8 million, partially offset by increased facilities expenses of $0.3 million and compensation and related expenses of $0.1 million. The increase in compensation and related expenses was partially offset by the ERC received in 2025, which had a favorable impact reducing research and development expenses by $0.3 million. As a percentage of net sales, research and development expenses decreased to 6% for the year ended December 31, 2025, down from 7% for the year ended December 31, 2024.

Income tax expense. We recorded a tax provision of $17.5 million on pre-tax income of $75.2 million for the year ended December 31, 2025, compared to $12.8 million on pre-tax income of $56.9 million for the year ended December 31, 2024.

Our effective income tax rate was 23.2% for the year ended December 31, 2025. Our tax expense for 2025 is based on an estimated annual effective tax rate of 25.1%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for 2025 varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 22.6% for the year ended December 31, 2024. Our 2024 provision was based on an estimated annual effective tax rate of 24.5%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for 2024 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount we believe is more likely than not to be realized. As of December 31, 2025, we have a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

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

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBA") into law, which is considered the enactment date under US GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation for qualifying assets, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to U.S. tax rules on international sales and operations, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

In 2025, we implemented provisions of the OBBA, fully recognizing the deduction of domestic research and experimental expenditures previously capitalized under Section 174 of the Internal Revenue Code. As a result of this implementation, we adjusted our deferred tax assets and deferred tax liabilities to reflect the change in tax treatment for these expenditures. The impact of these adjustments is reflected in our 2025 tax provision and financial statements. We will continue to monitor future legislative developments and assess their impact on our tax position and financial reporting.

Liquidity and Capital Resources

As of December 31, 2025, our cash and cash equivalents were $28.2 million, as compared to $25.6 million as of December 31, 2024. We had $330.9 million in short-term marketable securities as of December 31, 2025, as compared to $274.1 million as of December 31, 2024. Our cash and cash equivalents are bank deposits and liquid investments with maturities of 90 days or less at the date of purchase held in our operating bank accounts. Our short-term marketable securities primarily include corporate debt securities, U.S. government agency securities, money market investments with maturities of 90 days or less at the date of purchase held outside of our operating bank accounts, and a short-duration bond equity fund. As of December 31, 2025, our short-term marketable securities reflected an unrealized gain of less than $0.1 million.

On February 19, 2026, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 18, 2027. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this or any prior program.

Convertible Senior Notes

On December 19, 2024, we issued $172.5 million aggregate principal amount of convertible senior notes due 2030, or the Convertible Notes, in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between us and U.S. Bank Trust Company, National Association, or the Indenture.

The Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the year ended December 31, 2025, we paid $2.7 million in interest payments. We did not make interest payments for the year ended December 31, 2024. The initial conversion rate was 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represented an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the most recent payment made on December 4, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3676 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.51 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.25 on March 26, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture; (4) if we call (or are deemed to have called) any Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029, until the close of business on the second scheduled trading day immediately before the maturity date. We have the right to elect to settle conversions either in cash, shares of common stock, or in a combination of cash and shares of its common stock.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028 until the 40th scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $67.9 million for the year ended December 31, 2025, $52.3 million for the year ended December 31, 2024, and $36.7 million for the year ended December 31, 2023. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and short-term marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•
revenues generated by sales of our products and services;
•
costs associated with expanding our manufacturing, marketing, sales, and distribution efforts;
•
payments associated with potential future quarterly cash dividends to our common stockholders;
•
payments associated with income and other taxes;
•
future acquisition-related payments;
•
costs associated with our initiatives to sell direct-to-hospital in new countries;
•
costs of obtaining and maintaining FDA and other regulatory clearances;
•
the number, timing, and nature of acquisitions, divestitures, and other strategic transactions, and
•
potential future share repurchases.

We believe that our cash and cash equivalents, short-term marketable securities, and the interest we earn on these balances will enable us to fund our operating expenses, capital expenditures requirements, and Convertible Note interest payments for at least twelve months following the filing of this Form 10-K and, together with our anticipated future cash, cash equivalents, and short-term marketable securities, to meet our known long-term cash requirements.

We may need to raise additional funding, which might not be available on desirable terms or at all. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Cash Flows

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$28,244	$25,610	$24,269
Cash flows provided by (used in):
Operating activities	$81,251	$44,124	$36,751
Investing activities	$(64,941)	$(200,120)	$(24,715)
Financing activities	$(14,540)	$158,102	$(7,131)

Net cash provided by operating activities. Net cash provided by operating activities was $81.3 million for the year ended December 31, 2025, consisting of $57.7 million net income, adjusted for non-cash items of $25.3 million (including primarily depreciation and amortization of $10.4 million, stock-based compensation of $7.8 million, provisions for inventory write-offs and credit losses of $3.5 million, provision for deferred income taxes of $2.3 million, amortization of issuance costs on convertible senior notes of $0.9 million, and unrealized mark-to-market loss on equity investments of $0.5 million, offset by foreign currency transaction effect on income of $0.2 million), as well as cash used for working capital of $1.7 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $7.2 million and increases in accounts receivable of $2.9 million, offset by increases in accounts payable and other liabilities of $4.2 million, decreases in prepaid expenses and other assets of $2.4 million, and increases in accrued interest of $1.8 million.

Net cash provided by operating activities was $44.1 million for the year ended December 31, 2024, consisting of $44.0 million net income, adjusted for non-cash items of $20.2 million (including primarily depreciation and amortization of $9.6 million, stock-based compensation of $6.6 million, provisions for inventory write-offs and credit losses of $3.9 million, foreign currency transaction effect on income of $0.4 million, amortization of issuance costs on convertible senior notes of $0.1 million, and fair value adjustments to contingent consideration obligations of $0.1 million, offset by a provision for deferred income taxes of $0.5 million), as well as cash used for working capital of $20.1 million. The net cash used for working capital was driven by increases in inventory and other deferred costs of $10.6 million, increases in accounts receivable of $6.4 million, increases in prepaid expenses and other assets of $2.3 million, and decreases in accounts payable and other liabilities of $0.9 million, offset by increases in accrued interest of 0.1 million.

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

Net cash used in investing activities. Net cash used in investing activities was $64.9 million for the year ended December 31, 2025, consisting of purchases of marketable securities of $641.3 million, purchases of property and equipment of $6.8 million, and acquisition related payments of $1.9 million, offset by proceeds from the sale of marketable securities of $585.1 million.

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

Net cash (used in) provided by financing activities. Net cash used in financing activities was $14.5 million for the year ended December 31, 2025, consisting of dividend payments of $18.1 million and deferred payments for acquisitions of $1.4 million, offset by proceeds from stock options exercises of $5.0 million, net of shares repurchased used to pay employee payroll taxes.

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

Net cash used in financing activities was $7.1 million for the year ended December 31, 2023, consisting of dividend payments of $12.4 million, offset by proceeds from stock option exercises of $5.3 million, net of shares repurchased used to pay employee payroll taxes.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	August 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On February 19, 2026, our Board of Directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on March 26, 2026, to stockholders of record at the close of business on March 12, 2026.

Purchase Commitments

As part of the Company’s normal course of business, the Company has commitments to purchase approximately $9.1 million of inventory through 2026. These purchases are to be used in the normal course of business and do not represent excess commitments or loss contracts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales, costs and expenses, and related disclosures. On a periodic basis, we evaluate our estimates, using authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. We have described our significant accounting policies in Note 1 to our consolidated financial statements included in this Form 10-K.

We believe the following critical accounting policies involve a significant level of estimation uncertainty and judgments that are reasonably likely to have a material impact on our consolidated financial statements. We base our judgments and estimates on historical experience, current conditions and other reasonable factors. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

Revenue is generated from the sale of medical devices and human tissue cryopreservation services. We recognize revenue in an amount that reflects the consideration we expect to be entitled to in exchange for those devices and services when control is transferred to customers. We account for revenue in accordance with FASB ASC 606, “Revenue from Contracts with Customers”. Significant judgments and estimates involved in our recognition of revenue include the estimation of a provision for returns. We estimate the provision for sales returns and allowances using the expected value method based on historical experience and other factors that we believe could impact our expected returns, including defective or damaged products and invoice adjustments.

Inventory and Other Deferred Costs

Inventory and other deferred costs consists of finished products, work-in-process, raw materials, and costs deferred in connection with human tissue cryopreservation services of our RestoreFlow allograft business. We value inventory and other deferred costs at the lower of cost or market value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out, or FIFO, method. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration date and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate, and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.

Valuation of Intangible Assets and Goodwill

Intangible assets consist primarily of customer relationships, purchased developed technology, trademarks, licenses, and non-compete provisions, and are amortized over their estimated useful lives. Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment, and actual results may differ from assumed or estimated amounts.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards granted to employees and directors, including stock options, restricted stock units, and performance-based restricted stock units. Determining the amount of share-based compensation expense requires the use of significant estimates and assumptions that involve judgment and inherently carry uncertainty.

The fair value of stock option awards is estimated on the grant date using valuation techniques such as the Black-Scholes option-pricing model. This model requires us to make several key assumptions, including expected volatility, expected term of the award, risk-free interest rates, expected dividend yield, and expected forfeitures. Because these inputs involve estimates of future trends and events, changes in any of these assumptions could materially affect the amount of share-based compensation expense recognized in our consolidated financial statements. Assumptions are based on historical data, benchmarks, and management's expectations of future performance and employee exercise behavior.

For restricted stock units and performance-based restricted stock units, fair value is measured based on the market price of our common stock on the grant date. Performance-based awards require additional judgment because expense recognition depends on the probability of achieving specified performance conditions. We reassess these probabilities at each reporting date, and changes in estimated achievement levels can result in significant adjustments to share-based compensation expense.

We account for forfeitures as they occur. If actual forfeiture rates differ materially from our expectations, share-based compensation expense could vary significantly from period to period. Because share-based compensation awards typically vest over several years and depend on both market conditions and employee behavior, the related expense recognized in any given period may not directly correlate with the value ultimately realized by award recipients. Management believes the estimates and assumptions used are reasonable; however, actual results may differ from these estimates and could materially impact our results of operations and financial condition.

Contingencies

In the normal course of business, we are subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, business acquisitions, employment, commercial matters, intellectual property matters, product liability, and product recalls. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we determine a loss is probable and we can reasonably estimate these costs. We maintain insurance coverage for certain legal claims and liabilities; however, such coverage is subject to limits, deductibles, exclusions, and insurer interpretation. In connection with certain legal matters, the Company has asserted or may assert claims for recovery under applicable insurance policies.

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

Recent Accounting Pronouncements

See Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” for additional information regarding recent accounting pronouncements, including the respective expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates.

Foreign Currency Risk

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, Canadian Dollar, British Pound, Japanese Yen, and Australian Dollar. Approximately 43% of our sales in fiscal year 2025 were denominated in foreign currencies. In addition, a significant portion of our operating costs incurred outside the United States are denominated in currencies other than the U.S. dollar. We conduct business on a worldwide basis and as a result, a portion of our revenue, earnings, net assets, and net investments in foreign affiliates is exposed to changes in foreign currency exchange rates. We measure our net exposure for cash balance positions and for cash inflows and outflows in order to evaluate the need to mitigate our foreign exchange risk. We may enter into foreign currency forward contracts to minimize the impact related to unfavorable exchange rate movements, although we did not do so during 2025 or 2024.

Interest Rate Risk

We invest our cash and cash equivalents and short-term marketable securities primarily in bank deposits, corporate debt securities, U.S. government agency securities, money market investments, and a short-duration bond equity fund. Although we believe we have invested in a conservative manner, with principal preservation being the primary investment objective, the value of the securities held will fluctuate with changes in financial markets including, among other things, changes in interest rates, credit quality, and general volatility. This risk is managed by investing in high quality investment grade securities to maintain liquidity and preserve principal without significantly increasing risk.

Financial instruments that potentially subject us to credit risk consist of investments in corporate bonds. We maintain deposit accounts in federally insured financial institutions in excess of federally insured limits. Cash held in financial institutions in foreign countries is not significant. Although these depository accounts may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be remote.

Concentration of Credit Risk

See Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer (the Principal Executive Officer) and Chief Financial Officer (the Principal Accounting and Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a) – 15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, we concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules, and the material information relating to the Company is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that control objectives are met. Because of inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, within a company will be detected. Additionally, controls can be circumvented by individuals, by collusion of two or more people or by management override. Over time, controls can become inadequate because of changes in conditions or the degree of compliance may deteriorate. Further, the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Because of the inherent limitations in any cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

In February 2024, we began implementing a new ERP system. The ERP implementation requires the integration of new ERP software with multiple new data flows and business processes. The new ERP is designed to accurately maintain our books and records and provide information to our management teams which is important to the operations of the business. As the phased implementation of the new ERP system progresses, we expect to continue to change certain processes and procedures which, in turn, are expected to result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. No matter how well designed, because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts
February 26, 2026

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated by reference herein from the information to be contained in the sections entitled “Directors, Executive Officers and Key Employees,” “Corporate Governance,” “Meetings and Committees of the Board of Directors,” and “Insider Trading Policies and Procedures” in our 2026 definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our 2026 definitive proxy statement, to the extent required to be included.

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

Item 11. Executive Compensation

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Compensation of Executive Officers and Directors” in our 2026 definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference from the information to be contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2026 definitive proxy statement.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2025. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	863,403	$68.22	886,363
Equity compensation plans not approved by security holders	-	-	-
Total	863,403	$68.22	886,363

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2026 definitive proxy statement.

Item 14. Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference from the information to be contained in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Additional Information Regarding Our Independent Registered Public Accounting Firm” in our 2026 definitive proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)
Documents filed as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)
Report of Independent Registered Public Accounting Firm
(ii)
Consolidated Balance Sheets
(iii)
Consolidated Statements of Operations
(iv)
Consolidated Statements of Comprehensive Income
(v)
Consolidated Statements of Shareholders' Equity
(vi)
Consolidated Statements of Cash Flows
(vii)
Notes to Consolidated Financial Statements
(2)
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Date	SEC File Number	Filed Herewith
2.1	Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd (now known as Anteris Technologies Ltd) and certain of its subsidiaries	10-K	3/12/20	001-33092

2.2	Amendment No. 1 to Asset Purchase Agreement dated October 11, 2019 between the Registrant and Admedus Ltd (now known as Anteris Technologies Ltd) and certain of its subsidiaries.	8-K	9/1/21	001-33092

2.3^	Asset Purchase Agreement, dated June 22, 2020, by and between the Company and Artegraft, Inc.	8-K	6/24/20	001-33092

3.1	Second Amended and Restated By-laws of the Registrant	10-Q	8/6/25	001-33092

3.2	Second Amended and Restated Certificate of Incorporation of the Registrant	10-K	3/29/10	001-33092

3.3	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant	8-K	6/15/12	001-33092

4.1	Specimen Certificate evidencing shares of common stock	S-1/A	6/22/06	333-133532

4.2	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	3/12/20	001-33092

4.3	Indenture, dated as of December 19, 2024, between LeMaitre Vascular, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	12/19/24	001-33092

4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	12/19/24	001-33092

10.1	Director Compensation Policy				X

10.2†	Executive Retention and Severance Agreement dated October 10, 2005, by and between the Registrant and George W. LeMaitre	S-1/A	5/26/06	333-133532

10.3†	First Amendment to Executive Retention and Severance Agreement dated December 23, 2008, by and between the Registrant and George W. LeMaitre	10-K	3/31/09	001-33092

10.4†	Employment Agreement dated June 20, 2006, by and between the Registrant and David Roberts	S-1/A	6/22/06	333-133532

10.5†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and David Roberts	10-K	3/31/09	001-33092

10.6†	Employment Agreement dated April 20, 2006, by and between the Registrant and Joseph P. Pellegrino	S-1/A	6/22/06	333-133532

10.7†	First Amendment to Employment Agreement dated December 19, 2008, by and between the Registrant and Joseph P. Pellegrino	10-K	3/31/09	001-33092

10.8†	LeMaitre Vascular, Inc. Offer Letter to Dorian LeBlanc	8-K	2/13/25	001-33092

10.9†	Form of Indemnification Agreement between the Registrant and its directors and executive officers	S-1/A	5/26/06	333-133532

10.10	Northwest Park Lease dated March 31, 2003, by and between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, as amended	S-1	4/25/06	333-133532

10.11	Second Amendment of Lease dated May 21, 2007, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	6/15/07	001-33092

10.12	Third Amendment of Lease dated February 26, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	8-K	4/10/08	001-33092

10.13	Fourth Amendment of Lease dated October 31, 2008, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/31/09	001-33092

10.14	Fifth Amendment of Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.15	Sixth Amendment of Lease dated December 20, 2013, by and between NWP Building 5 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.16	Seventh Amendment of Lease dated October 29, 2019 between NWP BUILDING 5 LLC and the Registrant	8-K	11/1/19	001-33092

10.17	Eighth Amendment of Lease dated October 18, 2023 between NWP Building 5 LLC and the Registrant	10-Q	11/7/23	001-33092

10.18	Northwest Park Lease dated March 23, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/29/10	001-33092

10.19	First Amendment to Northwest Park Lease dated September 14, 2010, by and between Rodger P. Nordblom and Peter C. Nordblom, as Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.20	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/12	001-33092

10.21	Second Amendment to Northwest Park Lease dated October 31, 2011, by and between NWP Building 4 LLC, as successor-in-interest to Trustees of Northwest Associates, and Registrant	10-K	3/27/13	001-33092

10.22	Fourth Amendment of Lease dated December 20, 2013, by and between NWP Building 4 LLC, as successor-in-interest to the Trustees of Northwest Associates, and Registrant	8-K	12/23/13	001-33092

10.23	Fifth Amendment of Lease dated October 29, 2019 between NWP BUILDING 4 LLC and the Registrant	8-K	11/1/19	001-33092

10.24	Sixth Amendment of Lease dated October 18, 2023 between NWP Building 4 LLC and Registrant	10-Q	11/7/23	001-33092

10.25	Lease dated December 20, 2013, by and between N.W. Building 3 Trust and Registrant	8-K	12/23/13	001-33092

10.26	First Amendment of Lease dated October 29, 2019 between NWP BUILDING 3 LLC and the Registrant	8-K	11/1/19	001-33092

10.27	Second Amendment of Lease dated October 18, 2023 between NWP Building 3 LLC and the Registrant	10-Q	11/7/23	001-33092

10.28	Lease dated November 26, 2019 between NWP Retail 18 LLC and the Registrant.	8-K	12/3/19	001-33092

10.29	First Amendment of Lease dated October 18, 2023 between NWP Retail 18 LLC and the Registrant	10-Q	11/7/23	001-33092

10.30†	Amended and Restated Management Incentive Compensation Plan	8-K	2/25/14	001-33092

10.31†	Fourth Amended and Restated 2006 Stock Option and Incentive Plan	8-K	6/3/24	001-33092

10.32†	Form of Restricted Stock Unit Award Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.33†	Form of Incentive Stock Option Agreement under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.34†	Form of Non-Qualified Stock Option Agreement (Employees) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.35†	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.36^	License Agreement dated October 11, 2019 between the Registrant and Admedus Ltd and certain of its subsidiaries	10-K	3/12/20	001-33092

10.37†	Ninth Amended and Restated Equity Award Grant				X

10.38†	Form of Restricted Stock Unit Award Agreement – Performance Based Award under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.39†	Form of Restricted Stock Unit Award Agreement – Restricted Stock Unit Award under the LeMaitre Vascular, Inc. 2006 Stock Option And Incentive Plan				X

10.40†	Form of Restricted Stock Unit Award Agreement - Non-Employee Director Award under the LeMaitre Vascular, Inc. 2006 Stock Option and Incentive Plan				X

19.1	LeMaitre Vascular, Inc. Insider Trading Policy	10-K	2/28/25	001-33092

21.1	List of Subsidiaries				X

23.1	Consent of Grant Thornton LLP				X

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

32.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)				X

97.1	LeMaitre Vascular, Inc. Compensation Recovery Program	10-K	2/28/25	001-33092

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16. Form 10-K Summary.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

LEMAITRE VASCULAR, INC.

By:	/S/ GEORGE W. LEMAITRE
George W. LeMaitre, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George W. LeMaitre and Dorian P. LeBlanc, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. LEMAITRE	Chief Executive Officer and	February 26, 2026
George W. LeMaitre	Chairman of the Board (Principal Executive Officer)

/s/ DORIAN P. LEBLANC	Chief Financial Officer	February 26, 2026
Dorian P. LeBlanc	(Principal Financial and Accounting Officer)

/s/ LAWRENCE J. JASINSKI	Director	February 26, 2026
Lawrence J. Jasinski

/s/ JOHN J. O'CONNOR	Director	February 26, 2026
John J. O'Connor

/s/ JOSEPH P. PELLEGRINO, JR.	Director	February 26, 2026
Joseph P. Pellegrino, Jr.

/s/ DAVID B. ROBERTS	President and Director	February 26, 2026
David B. Roberts

/s/ JOHN A. ROUSH	Director	February 26, 2026
John A. Roush

/s/ BRIDGET A. ROSS	Director	February 26, 2026
Bridget A. Ross

/s/ MARTHA M. SHADAN	Director	February 26, 2026
Martha M. Shadan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

LeMaitre Vascular, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of LeMaitre Vascular, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
February 26, 2026

LeMaitre Vascular, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$28,244	$25,610
Short-term marketable securities	330,876	274,112
Accounts receivable, net of allowances of $1,400 at December 31, 2025 and $1,369 at December 31, 2024	33,610	30,063
Inventory and other deferred costs	70,422	64,927
Prepaid expenses and other current assets	5,080	7,480
Total current assets	468,232	402,192
Property and equipment, net	26,997	24,800
Right-of-use leased assets	15,762	16,768
Goodwill	65,945	65,945
Other intangibles, net	33,089	35,819
Deferred tax assets	759	1,425
Other assets	4,906	4,868
Total assets	$615,690	$551,817
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,646	$1,761
Accrued expenses	29,411	24,732
Acquisition-related obligations	322	1,433
Lease liabilities - short-term	2,944	2,681
Total current liabilities	36,323	30,607
Convertible senior notes, net	168,645	167,772
Lease liabilities - long-term	14,003	15,232
Deferred tax liabilities	1,735	85
Other long-term liabilities	1,468	831
Total liabilities	222,174	214,527
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 37,000,000 shares authorized, 24,396,904 and 24,153,165 shares issued, 22,772,607 and 22,549,340 shares outstanding, respectively	244	242
Additional paid-in capital	228,407	213,760
Retained earnings	184,715	145,090
Accumulated other comprehensive loss	(2,411)	(6,184)
Treasury stock, at cost; 1,624,297 and 1,603,825 shares, respectively	(17,439)	(15,618)
Total stockholders’ equity	393,516	337,290
Total liabilities and stockholders’ equity	$615,690	$551,817

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net sales	$249,602	$219,863	$193,484
Cost of sales	71,063	68,962	66,435
Gross profit	178,539	150,901	127,049
Sales and marketing	54,464	46,737	41,054
General and administrative	42,024	36,258	31,832
Research and development	14,139	15,650	16,966
Restructuring	-	-	485
Total operating expenses	110,627	98,645	90,337
Income from operations	67,912	52,256	36,712
Other income (expense):
Investment income	13,094	4,949	3,077
Interest expense	(5,184)	(205)	-
Other income (loss), net	(638)	(125)	(314)
Income before income taxes	75,184	56,875	39,475
Provision for income taxes	17,450	12,837	9,370
Net income	$57,734	$44,038	$30,105
Earnings per share of common stock:
Basic	$2.55	$1.96	$1.36
Diluted	$2.52	$1.93	$1.34
Weighted-average shares outstanding:
Basic	22,638	22,452	22,217
Diluted	22,929	22,779	22,423
Cash dividends declared per common share	$0.80	$0.64	$0.56

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$57,734	$44,038	$30,105
Other comprehensive income (loss):
Foreign currency translation adjustment, net	2,735	(1,710)	734
Unrealized gain (loss) on marketable securities	503	151	672
Reclassification	535	-	-
Total other comprehensive income (loss)	3,773	(1,559)	1,406
Comprehensive income	$61,507	$42,479	$31,511

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	23,655,716	$237	$189,268	$97,773	$(6,031)	1,568,595	$(13,046)	$268,201
Net income				30,105				30,105
Other comprehensive income (loss)					1,406			1,406
Issuance of common stock for stock options exercised	207,643	2	6,168					6,170
Vested restricted stock units	48,401	-	-					-
Repurchase of common stock for net settlement of equity awards						15,917	(853)	(853)
Stock-based compensation expense			5,319					5,319
Common stock cash dividend paid				(12,448)				(12,448)
Balance at December 31, 2023	23,911,760	$239	$200,755	$115,430	$(4,625)	1,584,512	$(13,899)	$297,900
Net income				44,038				44,038
Other comprehensive income (loss)					(1,559)			(1,559)
Issuance of common stock for stock options exercised	178,064	2	6,437					6,439
Vested restricted stock units	56,201	1	-					1
Vested performance-based restricted stock units	7,140	-	-					-
Repurchase of common stock for net settlement of equity awards						19,313	(1,719)	(1,719)
Stock-based compensation expense			6,568					6,568
Common stock cash dividend paid				(14,378)				(14,378)
Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290
Net income				57,734				57,734
Other comprehensive income (loss)					3,773			3,773
Issuance of common stock for stock options exercised	173,438	2	6,821		-			6,823
Vested restricted stock units	62,378	-	-					-
Vested performance-based restricted stock units	7,923	-	-					-
Repurchase of common stock for net settlement of equity awards						20,472	(1,821)	(1,821)
Stock-based compensation expense			7,826					7,826
Common stock cash dividend paid				(18,109)				(18,109)
Balance at December 31, 2025	24,396,904	$244	$228,407	$184,715	$(2,411)	1,624,297	$(17,439)	$393,516

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities
Net income	$57,734	$44,038	$30,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,418	9,608	9,515
Stock-based compensation	7,826	6,568	5,319
Amortization of issuance costs on convertible senior notes	873	62	-
Provision for inventory write-downs	2,661	3,092	2,237
Provision (benefit) for deferred income taxes	2,312	(451)	783
Loss on divestitures	-	-	485
Provision for credit losses	817	813	344
Unrealized loss on equity investments	535	-	-
Fair value adjustments to contingent consideration obligations	-	134	(78)
Foreign currency transaction effect on income	(176)	362	(705)
Changes in operating assets and liabilities:
Accounts receivable	(2,947)	(6,418)	(3,135)
Inventory and other deferred costs	(7,223)	(10,574)	(9,794)
Prepaid expenses and other assets	2,426	(2,331)	(2,924)
Accounts payable and other liabilities	4,198	(923)	4,599
Accrued interest	1,797	144	-
Net cash provided by operating activities	81,251	44,124	36,751
Investing activities
Purchases of short-term marketable securities	(641,329)	(277,938)	(16,551)
Purchases of property and equipment	(6,783)	(6,962)	(7,265)
Payments related to acquisitions, net of cash acquired	(1,899)	-	(899)
Proceeds from sales of short-term marketable securities	585,070	84,780	-
Net cash used in investing activities	(64,941)	(200,120)	(24,715)
Financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $3,234	-	169,266	-
Costs paid related to issuance of convertible senior notes	-	(1,507)	-
Common stock cash dividend paid	(18,109)	(14,378)	(12,448)
Proceeds from stock option exercises	6,823	6,440	6,170
Payment of withholding taxes in connection with net settlement of equity awards	(1,821)	(1,719)	(853)
Deferred payments for acquisitions	(1,433)	-	-
Net cash (used in) provided by financing activities	(14,540)	158,102	(7,131)
Effect of exchange rate changes on cash and cash equivalents	864	(765)	230
Net increase in cash and cash equivalents	2,634	1,341	5,135
Cash and cash equivalents at beginning of year	25,610	24,269	19,134
Cash and cash equivalents at end of year	$28,244	$25,610	$24,269
Supplemental disclosures of cash flow information (see Notes 8 and 9).

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

1. Description of Business and Summary of Significant Accounting Policies

Nature of the Business

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are bank deposits and liquid investments with maturities of 90 days or less at the date of purchase held in the Company's operating bank accounts. These amounts are stated at cost, which approximates fair value.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk related to cash and cash equivalents are limited based on the creditworthiness of the financial institutions at which these funds are held. The Company maintains cash balances in several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Certain account balances exceed the FDIC limit. Cash balances held outside the United States totaled approximately $10.2 million as of December 31, 2025.

Investments

The components of the Company's investments include debt investments, equity investments, and money market investments and are classified as short-term marketable securities. Debt investments are investments with original maturities of greater than three months and primarily include corporate debt securities, U.S. government agency securities, and asset-backed securities that are designated as available-for-sale. Available-for-sale securities are carried at estimated fair value. The Company views its available-for-sale portfolio as available for use in its current operations. Unrealized gains and losses derived by changes in the estimated fair value of available-for-sale securities are recorded in “Unrealized gain (loss) on available-for-sale securities” on the Company's consolidated statements of comprehensive income. Realized gains (losses) from the sale of available-for-sale investments, if any, are determined on a specific identification method, and are recorded in “Investment income” on the Company’s consolidated statements of operations. The costs of securities sold are based on the specific identification method, if applicable. The Company reported the amortization of any premium and accretion of any discount resulting from the purchase of debt securities as a component of investment income.

The Company also reviews its available-for-sale securities on a regular basis to evaluate whether any security in an unrealized loss position has expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Expected credit losses, if any, are recorded in “Other income (loss), net” on the Company’s consolidated statements of operations.

Equity investments include a short duration bond equity fund and a managed income equity fund that are measured at fair value for each reporting period. The managed income equity fund was liquidated in December 2024. Unrealized gains and losses derived by changes in the fair value are recorded in "Other income (loss), net" on the Company's consolidated statement of operations. The unrealized gain related to equity securities still held at December 31, 2025 was $0.5 million. Realized gains and losses are recorded in "Investment income" on the Company's consolidated statement of operations. Certain prior period balances have been reclassified to conform with current period presentation.

Finally, the Company invests in money market securities with maturities of 90 days or less at the date of purchase held outside of its operating bank accounts. Realized gains from money market securities are recorded in "Investment income" on the Company's consolidated statement of operations. Additionally, for any investments that distribute a dividend that is reinvested, the dividend gain is recorded in "Investment income" on the Company's consolidated statement of operations.

Revenue Recognition

The Company’s revenue is derived primarily from the sale of disposable or implantable devices used during vascular surgery. The Company sells primarily directly to hospitals and to a lesser extent to international distributors. The Company also derives revenues from the processing and cryopreservation of human tissues for implantation in patients. The Company recognizes revenue when control of promised devices and services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those devices and services. Revenue is recognized at a point in time upon shipment or delivery of products under the provisions of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

Revenue is recognized when or as a company satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). In instances in which shipping and handling activities are performed after a customer takes control of the goods (such as when title passes upon shipment from the Company's dock), the Company made the policy election allowed under Topic 606 to account for these activities as fulfillment costs and not as performance obligations.

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

Below is a disaggregation of the Company’s revenue by major geographic area, which is among the primary categorizations used by management in evaluating financial performance, for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024	2023
Americas	$159,665	$144,583	$130,308
Europe, Middle East and Africa	73,122	59,969	51,099
Asia Pacific	16,815	15,311	12,077
Total	$249,602	$219,863	$193,484

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

Sales Returns and Allowances

The Company maintains a provision for potential returns of defective or damaged products, and invoice adjustments. The Company adjusts the provision using the expected value method based on historical experiences. Increases to the provision reduce revenue and accounts receivable.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable are with customers based in the United States and internationally. Accounts receivable generally are due within 30 to 60 days of invoice and are stated at amounts due from customers, net of an allowance for credit losses and sales returns, other than in certain European markets where the payment cycle is customarily longer. Opening balance accounts receivable at January 1, 2024 was $25.1 million. The Company performs ongoing credit evaluations of the financial condition of its customers and adjusts credit limits based upon payment history and the current creditworthiness of the customers, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections, and payments from customers, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues the Company identifies.

The Company closely monitors outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the United States and international economies. The Company’s European sales to government-owned or supported customers such as hospitals, distributors and agents, particularly in Italy, Spain, and France, may be subject to significant payment delays due to government austerity measures impacting funding and payment practices. As of December 31, 2025, the Company’s receivables in Italy, Spain, and France totaled $1.5 million, $1.2 million and $1.7 million, respectively. Receivables balances with certain government-owned hospitals and government-supported customers in these countries can accumulate over a period of time and then subsequently be settled as lump sum payments. While the Company believes its allowance for credit losses in these countries is adequate as of December 31, 2025, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, the Company may not be able to collect on receivables due to it from these customers and the Company’s write offs of uncollectible amounts may increase.

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

	Balance at	Additions	Deductions	Balance at
	Beginning	charged	from	End of
	of Period	to Income	Reserves	Period
	(in thousands)
Allowance for credit losses and sales returns:
Year ended December 31, 2025	$1,369	$817	$786	$1,400
Year ended December 31, 2024	$941	$813	$385	$1,369
Year ended December 31, 2023	$835	$344	$238	$941

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

Cloud Computing Arrangements

The Company enters into cloud computing arrangements to support its ERP system. Under ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company evaluates each arrangement to determine whether (i) the Company has the contractual right to take possession of the software without significant penalty, and (ii) it is feasible for the Company to run the software on its own or a third-party infrastructure. Since the Company's hosting arrangements do not convey such rights, they are accounted as service contracts.

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

The Company includes capitalized cloud computing implementation costs in prepaid expenses and other current assets and other assets on the consolidated balance sheet. The following is a summary of the Company’s capitalized cloud computing arrangements:

	As of December 31,
	2025	2024
	(in thousands)
Cloud computing arrangements, beginning balance	$4,747	$3,619
Additions	448	1,502
Amortization	(546)	(374)
Cloud computing arrangements, ending balance	$4,649	$4,747

Property and Equipment

The Company states property and equipment at cost, net of accumulated depreciation. The Company computes depreciation over the estimated useful lives of the related assets using straight-line method as follows:

Description	Useful Life (in years)
Computer hardware and software	3 – 5
Furniture, fixtures and office equipment	5 – 7
Machinery and equipment	3 – 10
Building and leasehold improvements	The shorter of its useful life or remaining lease term

When assets are retired or disposed, the Company eliminates the asset’s original cost and related accumulated depreciation from the accounts and any gain or loss is reflected in the statement of operations. The Company charges maintenance and repairs to operations as incurred.

Contingent Consideration

The Company recognizes contingent consideration for acquisitions at the date of acquisition, based on the fair value at that date, and then remeasured each reporting period, which may result in adjustments to net income.

Goodwill

Goodwill represents the amount of consideration paid in connection with business acquisitions in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist. The Company performs the annual impairment test on the carrying value of goodwill based on the reporting unit annually on December 31. The Company performs an assessment of qualitative factors to determine if it is “more likely than not” that the fair value of the Company’s reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The “more likely than not” threshold is defined as having a likelihood of more than 50 percent. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company has determined that no goodwill impairment charges were required for the years ended December 31, 2025, 2024, or 2023.

Intangible Assets

Intangible assets consist primarily of customer relationships, purchased developed technology, trademarks, licenses, and non-compete provisions, and are amortized over their estimated useful lives. We generally calculate the fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures, and remaining useful lives of the asset. These estimates and assumptions require significant judgment, and actual results may differ from assumed or estimated amounts.

Long-lived Assets

The Company reviews its long-lived assets (primarily property and equipment, intangible assets, and right-of-use assets) subject to depreciation or amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, the Company tests the long-lived asset for recoverability. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company measures impairment based on the fair market value of the affected asset using discounted cash flows.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The provision for income taxes includes taxes currently payable and deferred taxes resulting from the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in the Company's tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

The Company recognizes, measures, presents, and discloses in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured by the Company based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

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

	Year ended December 31,
	2025	2024	2023
		(in thousands)
Advertising expense	$364	$330	$240

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

Commitments and Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits, and other claims and assessments for matters related to, among other things, patent infringement, business acquisitions, employment, commercial matters and product recalls. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments or changes in approach, such as a change in settlement strategy in dealing with each matter. The Company records charges for anticipated losses in connection with litigation and claims against it when the Company concludes a loss is probable and can be reasonably estimated. The Company expenses legal costs associated with loss contingencies as incurred. During the years ended December 31, 2025, 2024, and 2023, the Company was not subject to any material litigation or claims and assessments.

Restructuring

The Company records restructuring expenses incurred in connection with consolidation or relocation of operations, exited business lines, reductions in force, or distributor terminations. The Company bases these restructuring expenses, which reflect the Company’s commitment to a termination or exit plan, on estimates of the expected costs associated with site closure, legal matters, contract terminations, severance payments, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional expense to earnings will result. If the actual cost is less than the estimated cost, the Company will recognize a credit to earnings.

On June 30, 2022, we ceased operations at our St. Etienne, France factory. The closure resulted in restructuring expenses of $3.1 million for the year ended December 31, 2022. These expenses consisted primarily of employment termination costs, impairment of fixed assets and inventory, and third party costs. For the year ended December 31, 2023, we recorded additional restructuring expenses of $0.5 million related to the closure. The additional expenses consisted primarily of employment termination, settlement, legal, and other third party costs. There were no restructuring expenses for the years ended December 31, 2025 and 2024.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or the netting of the credit against the related expense. In September 2025, the Company received ERC refunds for the claims filed for the periods January 1, 2021, through June 30, 2021, totaling $4.8 million. For the year ended December 31, 2025, the Company recorded a gross benefit of $4.8 million, which represented $4.1 million claimed as a refund and $0.7 million in interest income. The ERC was recognized as a reduction in cost of sales and operating expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. The Company recorded benefits to cost of sales of $2.7 million, sales and marketing expenses of $0.8 million, general and administrative expenses of $0.3 million, and research and development expenses of $0.3 million, and interest income of $0.7 million. Additionally, the Company has accounted for the contingent fee arrangement with its service provider in connection with the filing of the ERC under ASC 450-20, Contingencies. The Company recorded $0.7 million to general and administrative expenses for professional fees related to the tax credit in the consolidated statements of operations during the year ended December 31, 2025.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under GAAP. The OBBBA removed the claims filed by any taxpayer after January 31, 2024, for ERC refunds relating to the period July 1, 2021, through September 30, 2021. The Company’s amended Forms 941-X for the period July 1, 2021, through September 30, 2021, were filed with a credit of $2.2 million. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained for this period and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements.

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

The Company has excluded potential dilutive securities from the computation of diluted earnings per share that would be anti-dilutive to net income per share. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per share attributable to common stockholders for the periods indicated above because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Convertible senior notes	1,441	1,441	-
Options to purchase common stock	136	9	295
Restricted stock units	1	2	-
Performance-based restricted stock units	-	1	-
Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	1,578	1,453	295

A reconciliation of the basic and diluted net income per common share computations are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Basic:
Net income available for common stockholders	$57,734	$44,038	$30,105
Weighted average basic common shares outstanding	22,638	22,452	22,217
Basic earnings per share	$2.55	$1.96	$1.36
Diluted:
Net income available for common stockholders	$57,734	$44,038	$30,105
Weighted-average basic common shares outstanding	22,638	22,452	22,217
Effect of dilutive securities:
Options to purchase common stock	216	232	147
Restricted stock units	42	64	49
Performance-based restricted stock units	33	31	10
Shares used in computing diluted earnings per common share	22,929	22,779	22,423
Diluted earnings per share	$2.52	$1.93	$1.34
Shares excluded in computing diluted earnings per share as those shares would be anti-dilutive	1,578	1,453	295

The Company computed the if-converted method to calculate diluted net income per common share regarding the convertible senior notes, noting there was no dilutive effect on the calculations for the years ended December 31, 2025 and 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company's segment-related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company adopted ASU 2023-09 effective December 31, 2025, on a retrospective basis. The adoption of 2023-09 did not have a material impact on the Company's income tax-related disclosures.

Recently Issued Accounting Pronouncements

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

In June 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Modification to Receivable and Contract Assets. The new guidance reduced the cost and complexity of applying the current expected credit loss model to current accounts receivable and current contract assets for public business entities through a practical expedient to assume that current conditions as of the balance sheet date will continue for the remaining life of assets. The guidance is effective for fiscal years beginning after December 31, 2025, including interim periods within those annual periods, with early adoption permitted on a prospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangible-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance modernizes the accounting for internal-use software to current development practice, clarifies when to begin capitalizing costs and enhances disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement. The new guidance creates a comprehensive list of required interim disclosures and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The guidance is effective for interim periods within annual fiscal years beginning after December 15, 2027 and it can be adopted either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

2. Investments

Investment Components

The components of investments consisted of the following:

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2025	(in thousands)
Corporate debt securities	Level 2	$168,802	$46	$(102)	$168,746
United States government agency securities	Level 2	53,380	43	-	53,423
Asset-backed securities	Level 2	33,249	35	(1)	33,283
Yankee debt securities	Level 2	10,599	7	(3)	10,603
Commercial paper	Level 2	5,618	4	-	5,622
Certificate of deposits	Level 2	1,595	1	-	1,596
Total debt investments		$273,243	$136	$(106)	$273,273
Equity investments	Level 1				19,997
Money market investments	Level 1				37,606
Total short-term marketable securities					$330,876

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2024	(in thousands)
Equity investments	Level 1				$18,699
Money market investments	Level 1				255,413
Total short-term marketable securities					$274,112

Unrealized Losses on Debt Investments

Debt investments with continuous losses for less than 12 months and 12 months or greater and their related fair values consistent of the following:

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Corporate debt securities	$48,462	$(66)	$54,204	$(36)	$102,666	$(102)
Asset-backed securities	2,104	(1)	-	-	2,104	(1)
Yankee debt securities	6,240	(3)	-	-	6,240	(3)
Total	$56,806	$(70)	$54,204	$(36)	$111,010	$(106)

The Company did not have unrealized losses on debt investments as of December 31, 2024. Unrealized losses from fixed-income securities are primarily attributed to changes in interest rates. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for expected credit losses, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company also regularly reviews its investments in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any expected credit losses. The Company has no current requirement or intent to sell the securities in an unrealized loss position. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. As of December 31, 2025, the debt investments include $1.9 million of accrued interest receivables that are classified as short-term marketable securities. There was no accrued interest receivable as of December 31, 2024.

Debt Investment Maturities

The following table outlines maturities of our debt investments as of December 31, 2025:

	December 31, 2025
	Amortized Cost Basis	Fair Value
	(in thousands)
Due in one year or less	$154,747	$154,734
Due after one year through five years	118,496	118,539
Total	$273,243	$273,273

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Raw materials	$20,892	$19,109
Work-in-process	2,922	2,157
Finished products	34,432	34,676
Other deferred costs	12,176	8,985
Total inventory and other deferred costs	$70,422	$64,927

The Company had inventory on consignment at customer sites of $1.6 million and $1.8 million at December 31, 2025 and 2024, respectively.

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

4. Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Computer hardware	$5,558	$4,970
Machinery and equipment	23,683	18,793
Building and leasehold improvements	26,153	25,253
Gross property and equipment	55,394	49,016
Less accumulated depreciation	(28,397)	(24,216)
Property and equipment, net	$26,997	$24,800

During the years ended December 31, 2025, 2024, and 2023, the Company wrote off fully depreciated assets with gross values of $0.6 million, $0.9 million, and $7.1 million, respectively.

Depreciation expense was as follows:

	Year ended December 31,
	2025	2024	2023
		(in thousands)
Depreciation expense	$4,773	$3,823	$3,423

5. Other Intangibles

Other intangibles consisted of the following:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$21,290	$8,259	$29,549	$18,709	$10,840
Trademarks, tradenames and licenses	3,767	2,599	1,168	3,767	2,261	1,506
Customer relationships	39,366	16,356	23,010	37,171	13,709	23,462
Other intangible assets	2,255	1,603	652	1,536	1,525	11
Total identifiable intangible assets	$74,937	$41,848	$33,089	$72,023	$36,204	$35,819

Intangible assets consist primarily of customer relationships, purchased developed technology, trademarks, licenses, and non-compete provisions, and are amortized over their estimated useful lives. The weighted-average amortization period for these intangibles as of December 31, 2025, is 7.7 years. The Company includes amortization expense in general and administrative expense as follows:

	Year ended December 31,
	2025	2024	2023
		(in thousands)
Amortization expense	$5,644	$5,785	$6,092

Estimated amortization expense for each of the next five fiscal years, based upon the intangible assets at December 31, 2025, is as follows:

	Year ended December 31,
	2026	2027	2028	2029	2030
	(in thousands)
Amortization expense	$5,565	$5,252	$4,853	$4,820	$3,778

6. Convertible Senior Notes

Convertible senior notes consisted of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	-	-
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(3,855)	(4,728)
Convertible senior notes, net of discount and current portion	$168,645	$167,772

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

The Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the year ended December 31, 2025, the Company paid $2.7 million in interest payments. The Company did not make interest payments for the year ended December 31, 2024. The initial conversion rate was 8.3521 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the most recent payment made by the Company on December 4, 2025 of a quarterly cash dividend of $0.20 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Convertible Notes), the conversion rate of the Convertible Notes was increased to 8.3676 shares of common stock per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $119.51 per share of common stock. A similar adjustment to the conversion rate will be made by the Company upon payment of the quarterly cash dividend of $0.25 on March 26, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

Additional interest of up to 0.5% per annum is payable if the Company fails to timely file required documents or reports with the SEC or the Convertible Notes become not freely tradable (as defined in the Indenture). The Company determined that the higher interest payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives and determined it was de minimis.

Prior to February 5, 2028, the Convertible Notes will not be redeemable. On or after February 5, 2028 until the 40th trading day immediately before the maturity date, the Company may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

The Company accounts for the Convertible Notes as a single liability in accordance with ASC 470-20 as the Company concluded that embedded conversion features within the Convertible Notes do not meet the requirements for bifurcation. Initial purchaser discounts and other debt issuance costs related to the Convertible Notes totaling $4.8 million were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of the Convertible Notes on the Company’s consolidated balance sheets and is being accreted to interest expense over the term of the Convertible Notes using the effective interest method. During the year ended December 31, 2025, the Company recognized $4.3 million in interest expense related to the 2.50% cash coupon of the Convertible Notes and $0.9 million of amortization expense of the debt issuance costs. During the year end December 31, 2024, the Company recognized $0.1 million in interest expense related to the 2.50% cash coupon of the Convertible Notes and $0.1 million of amortization expense of the debt issuance costs, As of December 31, 2025, the estimated fair value of the Convertible Notes was $172.3 million compared to $178.6 million as of December 31, 2024. The fair value was determined based on the quoted price of the last trade of the Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

7. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Compensation and related taxes	$18,286	$15,117
Accrued inventory purchases	4,197	4,463
Accrued expenses	2,752	3,852
Income and other taxes	1,661	639
Accrued interest	1,797	144
Professional fees	172	86
Other	546	431
Total	$29,411	$24,732

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2025	2024
	(in thousands)
Acquisition-related liabilities	$624	$-
Income taxes	504	572
Other	340	259
Total	$1,468	$831

8. Commitments

Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing and distribution, as well as automobiles and printing equipment. As of December 31, 2025, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Expiration
Americas
Burlington, MA (4)	Corporate headquarters and manufacturing	December 2034
North Brunswick, NJ	Artegraft biologic business	October 2029
Fox River Grove, IL (2)	RestoreFlow allografts business	December 2026
Burlington, MA	US distribution	December 2030
Vaughan, Canada	Canada sales office and distribution	February 2026

Europe, Middle East and Africa
Sulzbach, Germany	European headquarters and distribution	June 2031
Milan, Italy	Italy sales office and distribution	September 2027
Hereford, England	United Kingdom sales office and distribution	October 2029
Maisons-Alfort, France	France sales office	February 2030
Glattbrugg, Switzerland	Switzerland sales office and distribution	February 2030
Dublin, Ireland	Ireland sales office and distribution	September 2030
Madrid, Spain	Spain sales office and distribution	June 2029

Asia Pacific
Tokyo, Japan	Japan sales office and distribution	July 2027
Shanghai, China	China sales office and distribution	October 2027
Docklands, Australia	Australia sales office and distribution	April 2030
Bangkok, Thailand	Thailand sales office and distribution	August 2026
Seoul, Korea	Korea sales office and distribution	April 2027
Singapore	Asia Pacific headquarters and distribution	June 2026
Ballarat, Australia	Supply facility	December 2030

Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future lease minimum payments over the lease term at commencement date. Many of the lease agreements contain renewal or termination clauses that are factored into the determination of the lease term if it is reasonably certain that these options would be exercised. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under finance leases as of December 31, 2025. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
	(in thousands)	(in thousands)
Lease cost
Operating lease cost	$3,652	$2,895
Short-term lease cost	89	80
Total lease cost	$3,741	$2,975
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,611	$3,991
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,534	$1,637
Weighted average remaining lease term - operating leases (in years)	5.8	6.5
Weighted average discount rate - operating leases	6.65%	6.63%

As of December 31, 2025, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Year ending December 31,
2026	$3,972
2027	3,193
2028	2,895
2029	2,769
2030	2,248
Thereafter	6,432
Adjustment to net present value as of December 31, 2025	(4,562)
Minimum noncancelable lease liability	$16,947

In June 2025, the Company executed a new building lease agreement in Billerica, Massachusetts for U.S. distribution. The 34,400 square foot building lease commenced on January 1, 2026, with a primary term through December 31, 2032. The Company has the option to renew the primary term of the lease for one additional 24-month period.

9. Income Taxes

Income before income taxes is as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
United States	$75,030	$52,829	$37,356
Foreign	154	4,046	2,119
Total	$75,184	$56,875	$39,475

Certain of the Company’s foreign subsidiaries are included in the Company’s U.S. tax return as branches but are included as foreign for purposes of the table above.

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$11,663	10,308	6,203
State	2,035	1,840	1,300
Foreign	1,440	1,140	1,084
Current total	15,138	13,288	8,587
Deferred:
Federal	1,899	(363)	616
State	362	(94)	122
Foreign	51	6	45
Deferred total	2,312	(451)	783
Provision for income taxes	$17,450	$12,837	$9,370

Reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2025		2024		2023
	Total	Percentage	Total	Percentage	Total	Percentage
	(in thousands)		(in thousands)		(in thousands)
U.S. Federal Statutory Rate	$15,789	21.0%	$11,944	21.0%	$8,290	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	2,057	2.7%	1,472	2.6%	1,231	3.1%
Foreign Tax Effects
Germany	1,156	1.5%	118	0.2%	397	1.0%
Other foreign jurisdictions	562	0.7%	370	0.7%	383	1.0%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.0%	-	0.0%	-	0.0%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	40	0.1%	110	0.2%	133	0.3%
Foreign-derived intangible income	(568)	(0.8)%	(466)	(0.8)%	(238)	(0.6)%
Tax Credits
Research and development tax credits	(337)	(0.4)%	(406)	(0.7)%	(231)	(0.6)%
Changes in Valuation Allowances	3	0.0%	(21)	0.0%	(21)	(0.1)%
Nontaxable or Nondeductible Items
162(m) officers compensation	914	1.2%	538	0.9%	478	1.2%
Share-based payment awards	(1,330)	(1.8)%	(1,226)	(2.2)%	(912)	(2.3)%
Other nontaxable or nondeductible items	(648)	(0.9)%	316	0.6%	(23)	(0.1)%
Changes in Unrecognized Tax Benefits	(72)	0.0%	1	0.0%	45	0.1%
Other Adjustments	(116)	(0.1)%	87	0.1%	(162)	(0.3)%
Effective Tax Rate	$17,450	23.2%	$12,837	22.6%	$9,370	23.7%

(1) During the year ended December 31, 2025, state taxes in California, New Jersey, New York, Illinois, Pennsylvania, Florida, Georgia, and Tennessee comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2024, state taxes in California, New York, Pennsylvania, Florida, Illinois, Louisiana, New Jersey, Georgia, and Alabama comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2023, state taxes in California, New York State, New Jersey, Pennsylvania, Florida, Illinois, Georgia, and Texas comprised greater than 50% of the tax effect in this category.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2025, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million, which may increase within the year ending December 31, 2026. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions through 2031. A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

	2025	2024	2023
	(in thousands)
Unrecognized tax benefits at the beginning of year	$515	$587	$612
Additions/adjustments for tax positions of current year	-	-	-
Additions/adjustments for tax positions of prior years	2	(33)	(25)
Reductions for settlements with taxing authorities	-	-	-
Reductions for lapses of the applicable statutes of limitations	(107)	(39)	-
Unrecognized tax benefits at the end of the year	$410	$515	$587

Deferred taxes were attributable to the following temporary differences:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Inventory	$3,184	$2,682
Net operating loss carryforwards	655	774
Tax credit carryforwards	1,119	1,138
Capital loss carryforwards	453	422
Reserves and accruals	1,280	908
Operating lease liabilities	3,125	3,419
Intangible assets	4,408	4,488
Stock options	1,020	746
Other	80	2,526
Total deferred tax assets	15,324	17,103
Deferred tax liabilities:
Property and equipment	(3,223)	(3,166)
Goodwill	(7,792)	(7,039)
Operating lease right-of-use assets	(2,850)	(3,152)
Foreign branch deferred offset	(566)	(593)
Other	(181)	(160)
Total deferred tax liabilities	(14,612)	(14,110)
Net deferred tax assets before valuation allowance	712	2,993
Valuation allowance	(1,688)	(1,653)
Net deferred tax (liability) asset	$(976)	$1,340
Deferred tax classification
Long-term deferred tax asset	$759	$1,425
Long-term deferred tax liability	(1,735)	(85)
Net long-term deferred tax (liability) asset	$(976)	$1,340

In 2025, the Company increased its valuation allowance by less than $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards. In 2024, the Company decreased its valuation allowance by $0.1 million mainly attributable to Australian net operating loss carry forwards and Massachusetts credit carryforwards.

As of December 31, 2025, the Company has a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized. The valuation allowance against the Company’s deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance.

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

As of December 31, 2025, the Company had net operating loss carryforwards in Australia of $0.9 million that do not expire, in France of $1.2 million that do not expire, in Spain of $0.3 million that do not expire, in Norway of $0.1 million that do not expire, and in China of $0.2 million that expire in two years. The Company has a capital loss carryforward in Australia of $1.5 million that does not expire. The Company also has state tax credit carryforwards of approximately $1.7 million that are available to reduce future tax liabilities, which begin to expire in 2030, or can be carried forward indefinitely.

In December 2018, the Company reevaluated its international operations and as a result, is no longer indefinitely reinvested with respect to undistributed earnings from its German and Australian subsidiaries. There was no material deferred tax expense recorded for foreign and state tax costs associated with the future remittance of these undistributed earnings. The Company remains permanently reinvested with respect to undistributed earnings from its other foreign subsidiaries. The Company has determined that it is not practicable to estimate the amount of deferred tax liability, if any, with respect to these permanently reinvested undistributed earnings.

The Company has been notified of an income tax audit in France and does not expect any material liability that may result from this audit.

As of December 31, 2025, the Company remains subject to examination in our most significant tax jurisdictions as follows:

United States	2022 and forward
Foreign	2016 and forward

Supplemental disclosures of cash flow information are as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for income taxes, net
Federal	$10,500	$9,700	$5,600
State	1,657	2,008	811
Foreign	1,282	1,129	1,138
Total	$13,439	$12,837	$7,549

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

A total of 8,118,003 shares are currently authorized for grant under the 2006 Stock Incentive Plan, of which 886,363 remain available for grant as of December 31, 2025.

The Company has computed the fair value of employee stock options granted each year using the following weighted average assumptions:

	2025	2024	2023
Dividend yield	0.95%	0.63%	1.02%
Volatility	35.9%	36.7%	43.0%
Risk-free interest rate	3.7%	4.1%	4.3%
Weighted average expected option term (in years)	4.4	4.4	4.5
Weighted average fair value per share of options granted	$27.15	$34.99	$20.75

A summary of option activity as of December 31, 2025, and for the three years then ended is presented below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise Price	Contractual Term	Value
			(in years)	(in thousands)
Balance outstanding at December 31, 2022	859,975	$37.53	4.35	$7,878
Granted	148,115	$54.71
Exercised	(207,643)	$29.72		$5,914
Canceled / Expired	(19,323)	$41.55
Balance outstanding at December 31, 2023	781,124	$42.78	4.42	$10,924
Granted	125,834	$101.12
Exercised	(178,064)	$36.16		$7,271
Canceled / Expired	(9,458)	$47.06
Balance outstanding at December 31, 2024	719,436	$54.57	4.35	$28,160
Granted	179,830	$83.73
Exercised	(173,438)	$39.34		$8,359
Canceled / Expired	(27,855)	$58.27
Balance outstanding at December 31, 2025	697,973	$65.72	4.55	$13,619
Exercisable at:
December 31, 2023	356,519	$36.83	3.21	$7,107
December 31, 2024	349,981	$41.39	3.16	$17,760
December 31, 2025	334,241	$50.64	3.12	$10,815
Expected to vest at:
December 31, 2023	424,605	$47.78	5.43	$3,817
December 31, 2024	369,455	$67.05	5.46	$10,400
December 31, 2025	363,732	$79.58	5.86	$2,804

Cash received from stock options exercised during the years ended December 31, 2025, 2024, and 2023, was $6.8 million, $6.4 million, and $6.2 million, respectively.

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

A summary of the Company’s RSU activity (excluding PSUs) as of December 31, 2025, and for the three years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance outstanding at December 31, 2022	133,144	$42.38
Granted	48,225	$54.68
Vested	(49,400)	$39.31
Canceled	(5,975)	$42.89
Balance outstanding at December 31, 2023	125,994	$48.20
Granted	33,851	$100.37
Vested	(49,521)	$46.49
Canceled	(4,186)	$49.51
Balance outstanding at December 31, 2024	106,138	$65.28
Granted	47,072	$83.99
Vested	(46,371)	$56.78
Canceled	(8,709)	$65.18
Balance outstanding at December 31, 2025	98,130	$78.09

The number of RSUs vested includes the shares that the Company withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The fair values of the RSUs that vested during 2025, 2024, and 2023 were $3.9 million, $4.9 million, and $2.7 million, respectively.

The Company repurchases shares of its common stock in order to cover any minimum tax withholding liability associated with RSU vestings. A summary of such repurchases is as follows:

	2025	2024	2023
Shares of common stock repurchased for net settlement of equity awards	18,352	17,272	15,917
Average per share repurchase price	$88.44	$91.25	$53.59
Aggregate purchase price (in thousands)	$1,623	$1,576	$853

A summary of the Company’s PSU activity as of December 31, 2025, and for the three years then ended is presented below:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance outstanding at December 31, 2022	28,473	$47.19
Granted	26,883	$54.65
Vested	-	$-
Canceled	(1,192)	$47.19
Balance outstanding at December 31, 2023	54,164	$50.85
Granted	21,180	$100.79
Vested	(14,266)	$47
Canceled	(1,148)	$52.54
Balance outstanding at December 31, 2024	59,930	$69.15
Granted	28,352	$83.79
Vested	(22,429)	$52.39
Canceled	(3,662)	$67.54
Variable Earnout	5,109	$54.65
Balance outstanding at December 31, 2025	67,300	$79.74

The number of PSUs vested includes the shares that the Company withheld on behalf of employees to satisfy minimum statutory tax withholding requirements. The fair values of the PSUs that vested during 2025 and 2024 were $1.9 million and $1.2 million, respectively.

The Company repurchases shares of its common stock in order to cover any minimum tax withholding liability associated with PSU vestings. There were no repurchases of PSUs prior to 2024. A summary of such repurchases in is as follows:

	2025	2024
Shares of common stock repurchased for net settlement of equity awards	2,120	2,041
Average per share repurchase price	$93.40	$70.55
Aggregate purchase price (in thousands)	$198	$144

Stock-based Compensation

The components of stock-based compensation expense included in the consolidated statements of operations were as follows:

	2025	2024	2023
		(in thousands)
Stock option awards	$3,473	$2,996	$2,705
Restricted stock units	2,588	2,307	1,951
Performance-based restricted stock units	1,765	1,265	663
Total stock-based compensation	$7,826	$6,568	$5,319

Stock-based compensation is included in our statements of operations as follows:

	2025	2024	2023
		(in thousands)
Cost of sales	$1,101	$927	$686
Sales and marketing	1,366	1,104	966
General and administrative	4,548	3,866	3,143
Research and development	811	671	524
Total stock-based compensation	$7,826	$6,568	$5,319

The Company expects to record the unamortized portion of share-based compensation expense of $20.4 million for existing stock options, RSUs, and PSUs outstanding as of December 31, 2025, over a weighted-average period of 2.1 years.

Stock Repurchase Plans

On February 19, 2026, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases or otherwise until February 18, 2027. The repurchase program may be suspended or discontinued at any time. To date the Company has not made any repurchases under this program.

Dividends

In February 2011, the Company’s board of directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538
Fiscal Year 2024
March 14, 2024	March 28, 2024	$0.16	$3,589
May 16, 2024	May 30, 2024	$0.16	$3,593
August 15, 2024	August 29, 2024	$0.16	$3,596
November 21, 2024	December 5, 2024	$0.16	$3,600

On February 19, 2026, the Company’s board of directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on March 26, 2026, to stockholders of record at the close of business on March 12, 2026.

11. Profit-Sharing Plan

The Company offers a 401(k) profit-sharing plan (the “401(k) Plan”) covering eligible U.S. employees to make tax-deferred contributions, a portion of which are matched by the Company. The Company may also make discretionary profit sharing contributions to the 401(k) Plan in an amount determined by its board of directors. In 2023 and 2024, the Company's contributions vested ratably over six years of employment and amounted to approximately $0.8 million in each year. On September 1, 2025, the Company adjusted its vesting schedule from six years of employment to three years of employment, whereas 0% vesting for one year or less of service, 50% vesting after two years of service, and 100% vesting after three years of service. The Company's contributions in 2025 were $1.0 million.

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

The CODM assesses performance for its single operating segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The accounting policies of the segment are the same as those described in "Description of Business and Summary of Significant Accounting Policies" (see Note 1).

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net sales	$249,602	$219,863	$193,484
Cost of sales	71,063	68,962	66,435
Gross profit	178,539	150,901	127,049
Less:
Selling expense	49,434	42,109	37,166
Marketing expense	5,030	4,628	3,888
Administrative expense	28,243	23,934	21,563
Finance expense	11,040	9,896	8,227
Management information systems expense	2,741	2,428	2,042
Research and development expense	4,039	3,431	2,738
Process engineering expense	2,630	2,938	3,632
Regulatory and clinical expense	7,470	9,281	10,596
Restructuring expense	-	-	485
Other expense (income), net*	10,178	8,218	6,607
Net income	$57,734	$44,038	$30,105

* Refer to the consolidated statements of operations for the components of other income and expense and related amounts.

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
United States	$141,566	$128,743	$117,811
Germany	17,897	14,420	13,420
Canada	15,251	13,669	10,786
United Kingdom	13,216	10,960	8,561
Other countries	61,672	52,071	42,906
Net sales	$249,602	$219,863	$193,484

Long-term assets by country, including property and equipment, net and right-of-use leased assets were as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
United States	$36,874	$36,291	$34,729
Germany	2,159	2,163	2,350
Other countries	3,726	3,114	2,702
Total long-term assets	$42,759	$41,568	$39,781

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

Level 1 assets being measured at fair value on a recurring basis as of December 31, 2025 included the Company’s money market investments and a short-duration bond equity fund and classified as short-term marketable securities.

The Company uses Level 2 fair value measurements for its Convertible Notes, which are carried at the face value less unamortized debt discount and issuance costs on the consolidated balance sheets. The fair value of the Convertible Notes is presented at each reporting period for disclosure purposes only (see Note 6). Additionally, the Company uses Level 2 fair value measurements for its debt investments that are designated as available-for-sale and classified as short-term marketable securities (see Note 2).

Several of the Company’s prior acquisition-related assets and liabilities have been measured using Level 3 techniques. During 2020 the Company recorded a contingent liability associated with its acquisition of the bovine carotid graft business from Artegraft. The agreement required the Company to make potential additional payments to Artegraft of up to $17.5 million, depending on the achievement of certain unit sales milestones during the first three calendar years following the acquisition through December 31, 2023. As of December 31, 2023, there were no unit sales milestones achieved during the earn-out period, and therefore the Company reduced the remaining liability to zero.

In 2019, the Company recorded contingent liabilities associated with its acquisition of the Anteris biologic patch business. In January 2025, the Company received the MDR CE mark approval of CardioCel and VascuCel, which allows the Company to distribute their Burlington manufactured products to EU markets. As of December 31, 2024, the fair value of the CE Mark Contingency reflected the total holdback due to Anteris of $1.4 million. The payment to Anteris was made in the first quarter of 2025. No further liabilities exist for the Company as of December 31, 2025.

The following table provides a roll-forward of the fair value of these liabilities, as determined by Level 3 unobservable inputs:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$1,358	$1,224	$1,339
Additions	-	-	-
Payments	(1,358)	-	-
Change in fair value included in earnings	-	134	(115)
Ending balance	$—	$1,358	$1,224

14. Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$(6,184)	$(4,625)	$(6,031)
Other comprehensive income (loss)	3,773	(1,559)	1,406
Ending Balance	$(2,411)	$(6,184)	$(4,625)

Changes to the Company’s accumulated other comprehensive loss consisted primarily of foreign currency translation and unrealized losses on short-term marketable securities for the years ended December 31, 2025, 2024, and 2023.