Form 10-Q
period 2026-03-31
LEMAITRE VASCULAR INC
filed 2026-05-06
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 22,850,739 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

i

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2026	2025
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$26,851	$28,244
Short-term marketable securities	340,382	330,876
Accounts receivable, net of allowances of $1,361 at March 31, 2026 and $1,400 at December 31, 2025	35,770	33,610
Inventory and other deferred costs	70,820	70,422
Prepaid expenses and other current assets	3,998	5,080
Total current assets	477,821	468,232

Property and equipment, net	28,543	26,997
Right-of-use leased assets	19,832	15,762
Goodwill	65,945	65,945
Other intangibles, net	31,674	33,089
Deferred tax assets	741	759
Other assets	4,970	4,906
Total assets	$629,526	$615,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,180	$3,646
Accrued expenses	25,268	29,411
Acquisition-related obligations	475	322
Lease liabilities - short-term	3,446	2,944
Total current liabilities	33,369	36,323

Convertible senior notes, net	168,867	168,645
Lease liabilities - long-term	17,502	14,003
Deferred tax liabilities	1,855	1,735
Other long-term liabilities	1,311	1,468
Total liabilities	222,904	222,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 37,000,000 shares authorized, 24,476,827 and 24,396,904 shares issued, 22,847,733 and 22,772,607 shares outstanding, respectively	245	244
Additional paid-in capital	233,450	228,407
Retained earnings	194,683	184,715
Accumulated other comprehensive loss	(3,857)	(2,411)
Treasury stock, at cost; 1,629,094 and 1,624,297 shares, respectively	(17,899)	(17,439)
Total stockholders’ equity	406,622	393,516
Total liabilities and stockholders’ equity	$629,526	$615,690

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2026	2025
	(in thousands, except per share data)
Net sales	$66,551	$59,871
Cost of sales	18,155	18,451

Gross profit	48,396	41,420

Sales and marketing	14,515	14,212
General and administrative	12,046	10,487
Research and development	4,060	4,095

Total operating expenses	30,621	28,794

Income from operations	17,775	12,626

Other income (expense):
Investment income	3,324	2,903
Interest expense	(1,300)	(1,290)
Other (loss) income, net	(127)	2

Income before income taxes	19,672	14,241
Provision for income taxes	3,993	3,230

Net income	$15,679	$11,011

Earnings per share of common stock:
Basic	$0.69	$0.49
Diluted	$0.68	$0.48

Weighted-average shares outstanding:
Basic	22,801	22,570
Diluted	23,031	22,899

Cash dividends declared per common share	$0.25	$0.20

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2026	2025
	(in thousands)
Net income	$15,679	$11,011
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(559)	828
Unrealized (loss) gain on marketable securities	(887)	203
Total other comprehensive (loss) income	(1,446)	1,031

Comprehensive income	$14,233	$12,042

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2025	24,396,904	$244	$228,407	$184,715	$(2,411)	1,624,297	$(17,439)	$393,516
Net income				15,679				15,679
Other comprehensive (loss) income					(1,446)			(1,446)
Issuance of common stock for stock options exercised	66,571	1	2,951					2,952
Vested restricted stock units	7,493	—						—
Vested performance-based restricted stock units	5,859	—						—
Repurchase of common stock for net settlement of equity awards						4,797	(460)	(460)
Stock-based compensation expense			2,092					2,092
Common stock dividend paid				(5,711)				(5,711)
Balance at March 31, 2026	24,476,827	$245	$233,450	$194,683	$(3,857)	1,629,094	$(17,899)	$406,622

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290
Net income				11,011				11,011
Other comprehensive income (loss)					1,031			1,031
Issuance of common stock for stock options exercised	33,465	—	1,312					1,312
Vested restricted stock units	9,638	—						—
Vested performance-based restricted stock units	7,923	—						—
Repurchase of common stock for net settlement of equity awards						6,065	(601)	(601)
Stock-based compensation expense			2,046					2,046
Common stock dividend paid				(4,517)				(4,517)
Balance at March 31, 2025	24,204,191	$242	$217,118	$151,584	$(5,153)	1,609,890	$(16,219)	$347,572

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2026	2025
	(in thousands)
Operating activities
Net income	$15,679	$11,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,623	2,552
Stock-based compensation	2,092	2,046
Amortization of issuance costs on convertible senior notes	222	212
Non-cash investment income	(102)	—
Provision for inventory write-downs	761	637
Provision for credit losses	—	12
Foreign currency transaction effect on income	71	(19)
Changes in operating assets and liabilities:
Accounts receivable	(2,481)	(4,619)
Inventory and other deferred costs	(1,392)	(1,334)
Prepaid expenses and other assets	1,038	2,721
Accounts payable and other liabilities	(2,340)	(5,258)
Accrued interest	(1,078)	1,078
Net cash provided by operating activities	15,093	9,039

Investing activities
Purchases of short-term marketable securities	(150,866)	(2,893)
Purchases of property and equipment	(2,783)	(1,383)
Payments related to acquisitions, net of cash acquired	(45)	(44)
Proceeds from sales of short-term marketable securities	140,573	—
Net cash used in investing activities	(13,121)	(4,320)

Financing activities
Proceeds from stock option exercises	2,952	1,312
Deferred payments for acquisitions	—	(1,433)
Payment of withholding taxes in connection with net settlement of equity awards	(460)	(601)
Common stock cash dividend paid	(5,711)	(4,517)
Net cash used in financing activities	(3,219)	(5,239)

Effect of exchange rate changes on cash and cash equivalents	(146)	250
Net increase (decrease) in cash and cash equivalents	(1,393)	(270)
Cash and cash equivalents at beginning of period	28,244	25,610
Cash and cash equivalents at end of period	$26,851	$25,340

Non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease obligations	$5,070	$58

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$1,407	$876
Cash paid for income taxes	$687	$277

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Overview

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

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026, and results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025, have been made. The Company’s results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Significant Accounting Policies

A summary of the Company's significant accounting policies is included in Note 1 of the "Notes to Consolidated Financial Statements" contained in its Form 10-K for the year ended December 31, 2025. The Company believes that the consistent application of these policies enables it to provide users of the financial statements with useful and reliable information about its operating results and financial condition.

Beginning in 2026, the Company is self‑insured for certain employee health benefits up to specified retention levels for its US-based employees. The Company records an expense as incurred with a liability for self‑insured risks based on its estimate of the ultimate cost of both reported claims and claims incurred but not yet reported as of the balance sheet date. Expenses are allocated to the applicable employee department on the consolidated statement of operations and liabilities are recorded to accrued expenses on the consolidated balance sheet.

The estimation of self‑insurance liabilities is a significant accounting estimate because it requires judgment and is subject to inherent uncertainty. Key assumptions used in estimating the liability include historical claims experience, claim development patterns, severity and frequency of claims, changes in healthcare costs, legal or regulatory developments, and other factors that may influence the ultimate cost of settling claims. The Company also uses information provided by third‑party administrators and independent actuarial specialists in developing these estimates.

There have been no other significant changes during the three months ended March 31, 2026 in any of the Company's Significant Accounting Policies from those contained in its Form 10-K for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, including interim reporting periods within those annual reporting periods, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company adopted ASU 2024-04 effective

January 1, 2026, on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Modifications to Receivable and Contract Assets. The new guidance reduces the cost and complexity of applying the current expected credit loss model to current accounts receivable and current contract assets for public business entities through a practical expedient to assume that current conditions as of the balance sheet date will continue for the remaining life of assets. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted on a prospective basis. The Company adopted ASU 2025-05 effective January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement. The new guidance creates a comprehensive list of required interim disclosures and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 and it can be adopted either on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

2. Investments

Investment Components

The Company invests in short-term marketable securities which include money markets held in the investment portfolios, equity securities, and available-for-sale debt securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Interest, dividends, and realized gains and losses are recorded in investment income and other income (loss) on the statement of operations.

The components of investments consisted of the following:

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2026	(in thousands)
Corporate debt securities	Level 2	$204,550	$8	$(628)	$203,930
United States government agency securities	Level 2	35,341	-	(127)	35,214
Asset-backed securities	Level 2	40,688	3	(52)	40,639
Yankee debt securities	Level 2	15,621	-	(40)	15,581
Commercial paper	Level 2	13,396	-	(23)	13,373
Certificate of deposits	Level 2	3,537	2	-	3,539
Total debt investments		313,133	13	(870)	312,276
Money market investments	Level 1	28,106	-	-	28,106
Total short-term marketable securities		$341,239	$13	$(870)	$340,382

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2025	(in thousands)
Corporate debt securities	Level 2	$168,802	$46	$(102)	$168,746
United States government agency securities	Level 2	53,380	43	-	53,423
Asset-backed securities	Level 2	33,249	35	(1)	33,283
Yankee debt securities	Level 2	10,599	7	(3)	10,603
Commercial paper	Level 2	5,618	4	-	5,622
Certificate of deposits	Level 2	1,595	1	-	1,596
Total debt investments		273,243	136	(106)	273,273
Equity investments	Level 1	19,997	-	-	19,997
Money market investments	Level 1	37,606	-	-	37,606
Total short-term marketable securities		$330,846	$136	$(106)	$330,876

As of March 31, 2026, certain available-for-sale securities were in an unrealized loss position. The Company does not intend to sell, and it is more-likely-than-not that the Company will not be required to sell, these securities before recovery of their amortized cost basis. Accordingly, the Company concluded that no credit losses were required to be recognized as of March 31, 2026.

Contractual Maturities

The contractual maturities of available-for-sale debt securities as of March 31, 2026 were as follows:

	March 31, 2026
	Amortized Cost Basis	Fair Value
	(in thousands)
Due in one year or less	$219,563	$219,066
Due after one year through five years	121,676	121,316
Total	$341,239	$340,382

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$21,173	$20,892
Work-in-process	1,729	2,922
Finished products	34,865	34,432
Other deferred costs	13,053	12,176
Total inventory and other deferred costs	$70,820	$70,422

The Company had inventory on consignment at customer sites of $1.5 million and $1.6 million as of March 31, 2026, and December 31, 2025, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the three months ended March 31, 2026. Other intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$21,861	$7,688	$29,549	$21,290	$8,259
Trademarks, tradenames and licenses	3,767	2,672	1,095	3,767	2,599	1,168
Customer relationships	39,366	17,070	22,296	39,366	16,356	23,010
Other intangible assets	2,255	1,660	595	2,255	1,603	652

Total identifiable intangible assets	$74,937	$43,263	$31,674	$74,937	$41,848	$33,089

Intangible assets consist primarily of customer relationships, purchased developed technology, trademarks, licenses, and non-compete provisions, and are amortized over their estimated useful lives. The weighted-average amortization period for these intangibles as of March 31, 2026, is 7.7 years. The Company includes amortization expense in general and administrative expense as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Amortization expense	$1,415	$1,420

Estimated amortization expense for the remainder of 2026, and for each of the next five fiscal years, based upon intangible assets at March 31, 2026, is as follows:

	Year ended December 31,
	2026	2027	2028	2029	2030	2031
	(in thousands)
Amortization expense	$4,150	$5,252	$4,853	$4,820	$3,778	$2,643

5. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Compensation and related taxes	$10,287	$18,286
Accrued inventory purchases	4,189	4,197
Accrued expenses	3,415	2,752
Income and other taxes	5,276	1,661
Accrued interest	719	1,797
Professional fees	44	172
Other	1,338	546
Total	$25,268	$29,411

Other long-term liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Acquisition-related liabilities	471	624
Income taxes	494	504
Other	346	340
Total	$1,311	$1,468

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

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s 2026 income tax expense varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from its foreign subsidiaries, and discrete stock option exercises. The Company’s 2025 income tax expense varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from its foreign subsidiaries, and discrete stock option exercises.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2026, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

Three months ended March 31, 2026
(in thousands)
Unrecognized tax benefits as of December 31, 2025	$410
Additions/adjustments for tax positions of current year	—
Additions/adjustments for tax positions of prior years	9
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—
Unrecognized tax benefits as of March 31, 2026	$419

As of March 31, 2026, a summary of the tax years that remain subject to examination in the Company’s taxing jurisdictions is as follows:

United States	2022 and forward
Foreign	2017 and forward

7. Convertible Senior Notes

Convertible senior notes consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(3,633)	(3,855)
Convertible senior notes, net of discount and current portion	$168,867	$168,645

On December 19, 2024, the Company issued $172.5 million aggregate principal amount of convertible senior notes due 2030 (the "Senior Convertible Notes"), in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between the Company and U.S. Bank Trust Company, National Association (the “Indenture”).

The Senior Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed, or converted. The proceeds from the issuance of the Senior Convertible Notes were approximately $167.7 million, net of initial purchaser discounts and other debt issuance costs totaling $4.8 million.

The Senior Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the three months ended March 31, 2026, the Company made $2.2 million in interest payments. The Company did not make any interest payments for the three months ended March 31, 2025. The initial conversion rate was 8.3521 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the most recent payment made by the Company on March 26, 2026 of a quarterly cash dividend of $0.25 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Senior Convertible Notes), the conversion rate of the Senior Convertible Notes was increased to 8.3746 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents a conversion price of approximately $119.41 per share of common stock. A similar adjustment to the conversion rate will be made by the Company upon payment of the quarterly cash dividend of $0.25 on June 4, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Senior Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; (4) if the Company calls (or is deemed to have called) any Senior Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029, until the close of business on the second scheduled trading day immediately before the maturity date. The Company has the right to elect to settle conversions either in cash, shares of its common stock, or in a combination of cash and shares of its common stock.

Additional interest of up to 0.5% per annum is payable if the Company fails to timely file required documents or reports with the SEC or the Senior Convertible Notes become not freely tradable (as defined in the Indenture). The Company determined that the higher interest payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives at each balance sheet date and determined they had de minimis value.

Prior to February 5, 2028, the Senior Convertible Notes will not be redeemable. On or after February 5, 2028, until the 40th trading day immediately before the maturity date, the Company may redeem for cash all or any portion of the Senior Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the

Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive-trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Senior Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Senior Convertible Note, in which case the conversion rate applicable to the conversion of that Senior Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

During the three months ended March 31, 2026, the Company recognized $1.1 million in interest expense related to the 2.50% cash coupon of the Senior Convertible Notes and $0.2 million of amortization expense of the debt issuance costs. During the three months ended March 31, 2025, the Company recognized $1.1 million in interest expense related to the 2.50% cash coupon of the Senior Convertible Notes and $0.2 million of amortization expense of the debt issuance costs. As of March 31, 2026, the estimated fair value of the Senior Convertible Notes was $194.6 million compared to $172.3 million as of December 31, 2025. The fair value was determined based on the quoted price of the last trade of the Senior Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

	Three months ended
	March 31,
	2026	2025
	(in thousands)
Stock option awards	$864	$900
Restricted stock units	669	686
Performance-based restricted stock units	559	460

Total stock-based compensation	$2,092	$2,046

Stock-based compensation is included in the Company’s consolidated statements of operations as follows:

	Three months ended
	March 31,
	2026	2025
	(in thousands)
Cost of sales	$289	$286
Sales and marketing	307	376
General and administrative	1,272	1,176
Research and development	224	208

Total stock-based compensation	$2,092	$2,046

During the three months ended March 31, 2026, the Company did not grant any options, restricted stock units, or performance-based restricted stock units. During the three months ended March 31, 2025, the Company granted 741 options, 1,521 restricted stock units, and 129 performance-based restricted stock units. The Company issued 79,923 and 51,026 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units, and performance-based restricted stock units during the three months ended March 31, 2026 and 2025, respectively.

9. Net Income per Share

The Company computes basic net income per common share by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards, using the treasury stock method, and outstanding senior convertible notes, using the if-converted method.

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows:

	Three months ended
	March 31,
	2026	2025
	(in thousands, except per share data)
Numerator:
Net income	$15,679	$11,011

Denominator:
Weighted average basic common shares outstanding	22,801	22,570
Effect of dilutive securities:
Options to purchase common stock	174	259
Restricted stock units	24	39
Performance-based restricted stock units	32	31
Weighted average dilutive common shares outstanding	23,031	22,899

Net income per share:
Basic	$0.69	$0.49
Diluted	$0.68	$0.48

The Company computed the if-converted method to calculate diluted net income per common share regarding the Senior Convertible Notes, noting there was no dilutive effect on the calculations for the three months ended March 31, 2026 and 2025.

The Company has excluded potential dilutive securities from the computation of diluted earnings per common share that would be anti-dilutive to net income per common share. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income per common share attributable to common shareholders for the periods indicated because including them would have an anti-dilutive effect:

	Three months ended
	March 31,
	2026	2025
	(in thousands)
Convertible senior notes	1,443	1,441
Options to purchase common stock	296	126
Restricted stock units	—	32
Performance-based restricted stock units	—	10
	1,739	1,609

10. Stockholders’ Equity

Share Repurchase Program

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

Dividends

In February 2011, the Company’s Board of Directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2026
March 12, 2026	March 26, 2026	$0.25	$5,711
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538

On April 28, 2026, the Company’s Board of Directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on June 4, 2026, to stockholders of record at the close of business on May 21, 2026.

11. Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing, and distribution, as well as automobiles and printing equipment. As of March 31, 2026, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Expiration

Americas
Vaughan, Canada	Canada sales office and distribution	July 2026
Fox River Grove, IL (2)	RestoreFlow allografts business	December 2026
North Brunswick, NJ	Artegraft biologic business	October 2029
Burlington, MA (2)	Corporate headquarters and US distribution	December 2030
Billerica, MA	US distribution	December 2032
Burlington, MA (4)	Corporate headquarters and manufacturing	December 2034

Europe, Middle East and Africa
Milan, Italy	Italy sales office and distribution	September 2027
Madrid, Spain	Spain sales office and distribution	June 2029
Hereford, England	United Kingdom sales office and distribution	October 2029
Maisons-Alfort, France	France sales office and distribution	February 2030
Glattbrugg, Switzerland	Switzerland sales office and distribution	February 2030
Dublin, Ireland	Ireland sales office and distribution	September 2030
Sulzbach, Germany	European headquarters and distribution	June 2031

Asia Pacific
Bangkok, Thailand	Thailand sales office and distribution	August 2026
Seoul, Korea	Korea sales office and distribution	April 2027
Tokyo, Japan	Japan sales office and distribution	July 2027
Shanghai, China	China sales office and distribution	October 2027
Singapore	Asia Pacific headquarters and distribution	June 2028
Docklands, Australia	Australia sales office and distribution	April 2030
Ballarat, Australia	Supply facility	December 2030

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under finance leases as of March 31, 2026. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Lease cost
Operating lease cost	$1,337	$593
Short-term lease cost	30	27
Total lease cost	$1,367	$620

Weighted average remaining lease term - operating leases (in years)	6.1	6.8

Weighted average discount rate - operating leases	6.45%	6.64%

As of March 31, 2026, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2026	$3,578
Year ending December 31,
2027	4,109
2028	3,785
2029	3,654
2030	3,170
2031	2,435
Thereafter	5,427
Adjustment to net present value as of March 31, 2026	(5,210)

Minimum noncancelable lease liability	$20,948

On January 1, 2026, the Company commenced a new building lease agreement in Billerica, Massachusetts for U.S. distribution. The 34,400 square foot building lease has a primary term through December 31, 2032 with an option to renew the primary term for one additional 24-month period.

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net sales	$66,551	$59,871
Cost of sales	18,155	18,451
Gross profit	48,396	41,420

Less:
Selling expense	12,800	12,824
Marketing expense	1,715	1,388
Administrative expense	7,963	6,823
Finance expense	3,184	2,968
Management information systems expense	899	696
Research and development expense	1,423	1,101
Process engineering expense	1,002	739
Regulatory and clinical expense	1,635	2,255
Other (income) expense, net*	2,096	1,615
Net income	$15,679	$11,011

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

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
United States	$37,186	$34,628
Germany	5,538	3,977
Canada	4,053	3,721
United Kingdom	3,126	3,149
Other countries	16,648	14,396

Net sales	$66,551	$59,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, or the 2025 Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2025 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q1 2026, biologics represented 53% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Glattbrugg, Switzerland. Our APAC headquarters is located in Singapore, and we also have APAC sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the quarter ended March 31, 2026, approximately 96% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of March 31, 2026, our sales force comprised 158 sales representatives and export managers in North America, Europe, and APAC.

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

We obtain regulatory approvals for our devices and services in new product categories and geographies to further access the broader peripheral device market and selected other markets, thus extending our geographic reach. Recent approvals include clearance to sell the Artegraft bovine graft in the European Union (EU) in April 2025, Australia in June 2025, and Canada in December 2025, the Pruitt Aortic Occlusion Catheter in the EU in May 2025, and the Pruitt Occlusion Catheter in China in June 2025.

Separately, our regulatory efforts to maintain approvals in the EU and the United Kingdom (UK) have succeeded ahead of the full EU transition from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the UK transition to the United Kingdom Conformity Assessed (UKCA) mark. As of April 10, 2026, we have 22 MDR CE marks and 22 UKCA which represent substantially all of our product approvals in the EU and UK. The European Commission has designated the end of 2028 as the final MDR CE mark transition deadline.

Additionally, we provide cryopreservation services for our Restoreflow allografts primarily in the US, UK, and Canada. In October 2025, we received approval from the German authority on tissue banking to allow provision of these services in the German market.

Our strategy for growing our business includes acquisitions of complementary product lines and companies, which can be difficult to identify, negotiate, and purchase. There can be no assurance that we will be able to do so in the future.

•
In December 2025, we entered into an agreement with Andramed GmbH to purchase the assets of their AndraValvulotome business for $1.8 million plus additional payments of up to $0.8 million, contingent upon the passage of time and, separately, receipt of a regulatory approval.

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
•
During 2025, we made the decision to wind down the AnastoClip AC Closure System in North America. This product totaled approximately $0.7 million in 2025 revenues.

From time to time we may undertake SKU reductions and attempt to transition sales to other SKUs or products with similar features. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin, and customer relationships.

Because we believe that direct-to-hospital sales engender closer customer relationships, and allow for higher selling prices and gross margins through elimination of an intermediary, we periodically enter into transactions with country-specific distributors to transition their sales of our medical devices into our direct sales organization:

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
•
In March 2026, we entered into a distribution transition agreement with AngioPro GmbH, the distributor of the AndraValvulotome in Germany, Switzerland, Austria, and the UK. The distribution termination is effective April 1, 2026 and termination fees are expected to total approximately $0.2 million.

In addition to our sales growth strategies, we have also executed several operational initiatives designed to consolidate manufacturing into our Burlington facilities. We expect these plant consolidations and manufacturing transfers will result in improved control over production quality as well as reduced costs. Our most recent manufacturing transfers are:

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
•
In February 2026, we announced the transition of our allograft tissue processing from our Fox River Grove facility to Burlington. This transition is expected to be substantially complete by the end of 2026.

Our execution of these initiatives may affect the comparability of our financial results and may cause fluctuations from period to period.

In February 2024, we began implementing a new enterprise resource planning, or ERP, system to replace our financial reporting and planning system. In the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. In February 2025, we implemented this new system in the UK. We intend to continue rolling out the new system in our other international locations on a staged basis. The new ERP system has been beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. As of March 31, 2026, we have net capitalized costs on our balance sheet of $4.6 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the three months ended March 31, 2026, approximately 44% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. If there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require less of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record more revenue in U.S. dollars than we would have if the exchange rate had not changed. For the three months ended March 31, 2026, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.0 million, as compared to rates in effect for the three months ended March 31, 2025.

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

Cost of sales. We manufacture the majority of the products that we sell. Our cost of sales consists primarily of manufacturing personnel wages, raw materials and components, depreciation of property and equipment, and other allocated manufacturing overhead, including an allocation of our quality department expenses. Additionally, cost of sales includes the freight expenses we pay to ship products to customers, inventory scrap charges, and excess and obsolescence expenses.

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

Other income (expense). Other income (expense) primarily includes interest and dividend income, realized gains (losses) from the sale of debt and equity investments, unrealized gains (losses) from equity investments, interest expense for the Senior Convertible Notes, foreign currency gains (losses), and other miscellaneous gains (losses).

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

Results of Operations

Comparison of the three month period ended March 31, 2026, to the three month period ended March 31, 2025:

The following table sets forth for the periods indicated our net sales by geography and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
(unaudited)			Percent
	2026	2025	change
	(in thousands)
Net sales	$66,551	$59,871	11%
Net sales by geography:
Americas	$41,596	$38,958	7%
Europe, Middle East and Africa	20,287	16,959	20%
Asia Pacific	4,668	3,954	18%
Total	$66,551	$59,871	11%

Net sales. Net sales increased by $6.7 million, or 11%, to $66.6 million for the three months ended March 31, 2026, compared to $59.9 million for the three months ended March 31, 2025. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and the European launch of Artegraft in the second half of 2025. Graft sales increased $4.1 million, valvulotome sales increased $1.6 million, and shunt sales increased $0.7 million. We estimate that the weaker U.S. dollar increased net sales by $2.0 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Direct-to-hospital net sales were 96% and 94% of our total net sales for the three months ended March 31, 2026 and 2025.

Net sales by geography. Net sales in the Americas increased $2.6 million, or 7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was driven primarily by increased sales of grafts of $3.0 million, valvulotomes of $0.5 million, and catheters of $0.1 million, offset by decreased sales of patches of $1.4 million due to the termination of our cardiovascular porcine patch distribution agreement with Elutia in 2025.

Europe, Middle East, and Africa, or EMEA, net sales increased $3.3 million, or 20%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was driven primarily by increased sales of grafts and valvulotomes of $1.0 million each, shunts of $0.5 million, and patches of $0.4 million.

APAC net sales increased $0.7 million, or 18%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was driven primarily by increased sales of clips and patches of $0.2 million each and shunts and grafts of $0.1 million each.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended March 31,
(unaudited)				Percent
	2026	2025	Change	change
	(in thousands)
Gross profit	$48,396	$41,420	$6,976	17%
Gross margin	72.7%	69.2%	3.5%	*

* Not applicable

Gross profit increased $7.0 million, or 17%, to $48.4 million for the three months ended March 31, 2026, as compared to $41.4 million for the three months ended March 31, 2025, and gross margin increased by 350 basis points to 72.7% in the period, as compared to 69.2% for the three months ended March 31, 2025. The increase in gross profit was driven primarily by increased sales, particularly from grafts, valvulotomes, and shunts. The increase in gross margin was driven primarily by sales price increases, greater manufacturing efficiencies, and favorable product mix, including decreased sales of comparatively lower margin porcine patches due to the decision to end our distribution agreement with Elutia. The increase was partially offset by higher scrap and excess and obsolescence charges during the period.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended March 31,
				Percent
(unaudited)	2026	2025	$ Change	change
	(in thousands)
Sales and marketing	$14,515	$14,212	$303	2%
General and administrative	12,046	10,487	1,559	15%
Research and development	4,060	4,095	(35)	(1)%
Total	$30,621	$28,794	$1,827	6%

	Three months ended March 31,
	2026	2025
	% of Net Sales	% of Net Sales	Change

Sales and marketing	22%	24%	(2)%
General and administrative	18%	18%	0%
Research and development	6%	7%	(1)%

Sales and marketing. For the three months ended March 31, 2026, sales and marketing expenses increased 2% to $14.5 million. The increase was driven primarily by higher sales representative headcount and wage increases, which resulted in increased compensation and related expenses of $0.6 million, partially offset by decreased general supplies expenses of $0.3 million. Sales force headcount was 158 as of March 31, 2026, a 3% increase from March 31, 2025. As a percentage of net sales, sales and marketing expenses decreased to 22% for the three months ended March 31, 2025, down from 24% for the three months ended March 31, 2025.

General and administrative. For the three months ended March 31, 2026, general and administrative expenses increased 15% to $12.0 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $0.8 million. General supplies increased $0.4 million and professional fees and outside services increased $0.3 million. As a percentage of net sales, general and administrative expenses remained consistent at 18% for the three months ended March 31, 2026 and 2025, respectively.

Research and development. For the three months ended March 31, 2026, research and development expenses decreased 1% to $4.1 million. The decrease was driven primarily by lower third-party service fees, which resulted in decreased professional fees and outside services expenses related to MDR related activities of $0.4 million, partially offset by general supplies increased $0.2 million and compensation and related expenses increased $0.1 million. As a percentage of net sales, research and development expenses decreased to 6% for the three months ended March 31, 2026, down from 7% for the three months ended March 31, 2025.

Income tax expense. We recorded a tax provision of $4.0 million on pre-tax income of $19.7 million for the three months ended March 31, 2026, compared to a $3.2 million tax provision on pre-tax income of $14.2 million for the three months ended March 31, 2025. Our effective income tax rate was 20.3% for the three month period ended March 31, 2026. Our tax expense for the current period is based on an estimated annual effective tax rate of 22.9%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 22.7% for the three month period ended March 31, 2025. Our 2025 provision was based on the estimated annual effective tax rate of 23.8%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three month period ended March 31, 2025 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of March 31, 2026, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. Key corporate tax provisions include the restoration of 100% bonus depreciation for qualifying assets, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The impact of these adjustments is reflected in our tax provision and financial statements for the three months ended March 31, 2026. We will continue to monitor future legislative developments and assess their impact on our tax position and financial reporting.

Liquidity and Capital Resources

As of March 31, 2026, our cash and cash equivalents were $26.9 million, as compared to $28.2 million as of December 31, 2025. We had $340.4 million in short-term marketable securities as of March 31, 2026, as compared to $330.9 million as of December 31, 2025. Our cash and cash equivalents are bank deposits and liquid investments with maturities of 90 days or less at the date of purchase held in our operating bank accounts. Our short-term marketable securities primarily include corporate debt securities, U.S. government agency securities, and money market investments with maturities of 90 days or less at the date of purchase held outside of our operating bank accounts. liquid investments with maturities of 90 days or less at the date of purchase and consist primarily of operating bank accounts. As of March 31, 2026, our short-term marketable securities reflected an unrealized loss of $0.9 million as a result of market interest rates.

On February 19, 2026, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 18, 2027. The repurchase program may be suspended or discontinued at any time. To date we have not made any repurchases under this or any prior program.

Convertible Senior Notes

On December 19, 2024, we issued $172.5 million aggregate principal amount of convertible senior notes due 2030, or the Senior Convertible Notes, in a Rule 144A private placement to qualified institutional buyers pursuant to an indenture dated December 19, 2024, by and between us and U.S. Bank Trust Company, National Association, or the Indenture.

The Senior Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Senior Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Senior Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the three months ended March 31, 2026, we made $2.2 million in interest payments. We did not make any interest payments for the three months ended March 31, 2025. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represented an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the most recent payment made on March 26, 2026 of a quarterly cash dividend of $0.25 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Senior Convertible Notes), the conversion rate of the Senior Convertible Notes was increased to 8.3746 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents a conversion price of approximately $119.41 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.25 on June 4, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Noteholders may convert all or a portion of their Senior Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the our common stock, as described in the Indenture; (4) if we call (or are deemed to have called) any Senior Convertible Notes for redemption; and (5) at any time from, and including, August 1, 2029, until the close of business on the second scheduled trading day immediately before the maturity date. We have the right to elect to settle conversions either in cash, shares of common stock, or in a combination of cash and shares of our common stock.

Prior to February 5, 2028, the Senior Convertible Notes will not be redeemable. On or after February 5, 2028, until the 40th scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the Senior Convertible Notes (subject to the partial redemption limitation set forth in the Indenture), at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. In addition, calling any Senior Convertible Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Senior Convertible Note, in which case the conversion rate applicable to the conversion of that Senior Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

Operating and Capital Expenditure Requirements

We require cash to pay our operating expenses, make capital expenditures, and pay our long-term liabilities. Since our inception, we have funded our operations through public offerings and private placements of equity securities, short-term and long-term borrowings, and funds generated from our operations.

We recognized operating income of $17.8 million for the three months ended March 31, 2026, compared to $12.6 million for the three months ended March 31, 2025. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and short-term marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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
•
potential future share repurchases.

We believe that our cash, cash equivalents, short-term marketable securities, and the interest we earn on these balances will enable us to fund our operating expenses, capital expenditures requirements, and Senior Convertible Note interest payments for at least twelve months following the filing of this Form 10-Q and, together with our anticipated future cash, cash equivalents, and short-term marketable securities, to meet our known long-term cash requirements.

We may need to raise additional funding, which might not be available on desirable terms or at all. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

	Three months ended March 31,
	2026	2025	Net Change
	(in thousands)
Cash and cash equivalents	$26,851	$25,340	$1,511
Cash flows provided by (used in):
Operating activities	$15,093	$9,039	$6,054
Investing activities	(13,121)	(4,320)	(8,801)
Financing activities	(3,219)	(5,239)	2,020

Net cash provided by operating activities. Net cash provided by operating activities was $15.1 million for the three months ended March 31, 2026, consisting of $15.7 million in net income, adjusted for non-cash items of $5.7 million (including primarily depreciation and amortization of $2.6 million, stock-based compensation of $2.1 million, provisions for inventory write-offs and credit losses of $0.8 million, amortization of issuance costs on convertible senior notes of $0.2 million, foreign currency transaction effect on income of $0.1 million, offset by non-cash investment income of $0.1 million), and a net use of working capital of $6.3 million. The net cash used for working capital was driven by increases in accounts receivable of $2.5 million, decreases in accounts payable and other liabilities of $2.3 million, increases in inventory and other deferred costs of $1.4 million, and decreases in accrued interest of $1.1 million, offset by decreases in prepaid expenses and other assets of $1.0 million.

Net cash provided by operating activities was $9.0 million for the three months ended March 31, 2025, consisting of $11.0 million in net income, adjusted for non-cash items of $5.4 million (including primarily depreciation and amortization of $2.6 million, stock-based compensation of $2.0 million, provisions for inventory write-offs and credit losses of $0.6 million, and amortization of issuance costs on convertible senior notes of $0.2 million, offset by foreign currency effect on income of less than $0.1 million), and net use of working capital of $7.4 million. The net cash used for working capital was driven by decreases in accounts payable and other liabilities of $5.3 million, increases in accounts receivable of $4.6 million, and increases in inventory and other deferred costs of $1.3 million, offset by decreases in prepaid expenses and other assets of $2.7 million and increases in accrued interest of $1.1 million.

Net cash used in investing activities. Net cash used in investing activities was $13.1 million for the three months ended March 31, 2026, consisting of purchases of short-term marketable securities of $150.9 million, purchases of property and equipment of $2.8 million, and payments related to acquisitions of less than $0.1 million, offset by proceeds from the sale of short-term marketable securities of $140.6 million.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2025, consisting of purchases of short-term marketable securities of $2.9 million, purchases of property and equipment of $1.4 million, and payments related to acquisitions of less than $0.1 million.

Net cash used in financing activities. Net cash used in financing activities was $3.2 million for the three months ended March 31, 2026, consisting of dividend payments of $5.7 million, offset by proceeds from stock option exercises of $2.5 million, net of shares repurchased used to pay employee payroll taxes.

Net cash used in financing activities was $5.2 million for the three months ended March 31, 2025, consisting of dividend payments of $4.5 million and deferred payments for acquisitions of $1.4 million, offset by proceeds from stock option exercises of $0.7 million, net of shares repurchases used to pay employee payroll taxes.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2026
March 12, 2026	March 26, 2026	$0.25	$5,711
Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538

On April 28, 2026, our Board of Directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on June 4, 2026, to stockholders of record at the close of business on May 21, 2026.

Critical Accounting Policies and Estimates

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2025 Form 10-K.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates and foreign currency exchange rates because we denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Quantitative and Qualitative Disclosure About Market Risk” included in our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. However, we cannot provide any assurance that any risk factor will not materialize.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
January 1, 2026 through January 31, 2026	3,160	$99.39	N/A	$100,000,000
February 1, 2026 through February 28, 2026	1,512	$113.69	N/A	$100,000,000
March 1, 2026 through March 31, 2026	125	$108.89	N/A	$100,000,000
Total	4,797	$104.14	N/A

(1)
For the three months ended March 31, 2026, we repurchased 4,797 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units and performance-based restricted stock units.
(2)
On February 19, 2026, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 18, 2027. To date, we have not made any repurchases under this program.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

On March 12, 2026, George W. LeMaitre, Chairman and CEO, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock until March 10, 2028.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2026.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Dorian P. LeBlanc
Dorian P. LeBlanc
Chief Financial Officer