Form 10-Q
period 2026-06-30
LEMAITRE VASCULAR INC
filed 2026-08-05
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 2, 2026, the registrant had 22,869,257 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

i

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2026	2025
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$26,625	$28,244
Short-term marketable securities	349,615	330,876
Accounts receivable, net of allowances of $1,327 at June 30, 2026 and $1,400 at December 31, 2025	35,682	33,610
Inventory and other deferred costs	70,503	70,422
Prepaid expenses and other current assets	5,872	5,080
Total current assets	488,297	468,232

Property and equipment, net	29,591	26,997
Right-of-use leased assets	19,998	15,762
Goodwill	65,945	65,945
Other intangibles, net	30,544	33,089
Deferred tax assets	734	759
Other assets	5,440	4,906
Total assets	$640,549	$615,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,236	$3,646
Accrued expenses	22,880	29,411
Acquisition-related obligations	380	322
Lease liabilities - short-term	3,439	2,944
Total current liabilities	29,935	36,323

Convertible senior notes, net	169,091	168,645
Lease liabilities - long-term	17,724	14,003
Deferred tax liabilities	1,998	1,735
Other long-term liabilities	1,459	1,468
Total liabilities	220,207	222,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 37,000,000 shares authorized, 24,494,202 and 24,396,904 shares issued, 22,864,935 and 22,772,607 shares outstanding, respectively	245	244
Additional paid-in capital	236,161	228,407
Retained earnings	206,017	184,715
Accumulated other comprehensive loss	(4,165)	(2,411)
Treasury stock, at cost; 1,629,267 and 1,624,297 shares, respectively	(17,916)	(17,439)
Total stockholders’ equity	420,342	393,516
Total liabilities and stockholders’ equity	$640,549	$615,690

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$70,382	$64,232	$136,933	$124,103
Cost of sales	19,618	19,258	37,773	37,709

Gross profit	50,764	44,974	99,160	86,394

Sales and marketing	14,408	14,895	28,923	29,107
General and administrative	11,110	10,396	23,156	20,883
Research and development	4,847	3,541	8,907	7,636

Total operating expenses	30,365	28,832	60,986	57,626

Income from operations	20,399	16,142	38,174	28,768

Other income (expense):
Investment income	3,386	2,980	6,710	5,883
Interest expense	(1,302)	(1,299)	(2,602)	(2,589)
Other (loss) income, net	(294)	247	(421)	249

Income before income taxes	22,189	18,070	41,861	32,311
Provision for income taxes	5,139	4,291	9,132	7,521

Net income	$17,050	$13,779	$32,729	$24,790

Earnings per share of common stock:
Basic	$0.75	$0.61	$1.43	$1.10
Diluted	$0.74	$0.60	$1.42	$1.08

Weighted-average shares outstanding:
Basic	22,858	22,614	22,830	22,592
Diluted	24,531	22,892	24,505	22,896

Cash dividends declared per common share	$0.25	$0.20	$0.50	$0.40

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income	$17,050	$13,779	$32,729	$24,790
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(187)	2,011	(746)	2,839
Unrealized (loss) gain on marketable securities	(121)	144	(1,008)	347
Total other comprehensive (loss) income	(308)	2,155	(1,754)	3,186

Comprehensive income	$16,742	$15,934	$30,975	$27,976

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2025	24,396,904	$244	$228,407	$184,715	$(2,411)	1,624,297	$(17,439)	$393,516
Net income				15,679				15,679
Other comprehensive (loss) income					(1,446)			(1,446)
Issuance of common stock for stock options exercised	66,571	1	2,951					2,952
Vested restricted stock units	7,493	—						—
Vested performance-based restricted stock units	5,859	—						—
Repurchase of common stock for net settlement of equity awards						4,797	(460)	(460)
Stock-based compensation expense			2,092					2,092
Common stock dividend paid				(5,711)				(5,711)
Balance at March 31, 2026	24,476,827	$245	$233,450	$194,683	$(3,857)	1,629,094	$(17,899)	$406,622
Net income				17,050				17,050
Other comprehensive income (loss)					(308)			(308)
Issuance of common stock for stock options exercised	16,703	—	776					776
Vested restricted stock units	672	—						—
Repurchase of common stock for net settlement of equity awards						173	(17)	(17)
Stock-based compensation expense			1,935					1,935
Common stock dividend paid				(5,716)				(5,716)
Balance at June 30, 2026	24,494,202	$245	$236,161	$206,017	$(4,165)	1,629,267	$(17,916)	$420,342

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2024	24,153,165	$242	$213,760	$145,090	$(6,184)	1,603,825	$(15,618)	$337,290
Net income				11,011				11,011
Other comprehensive income (loss)					1,031			1,031
Issuance of common stock for stock options exercised	33,465	—	1,312					1,312
Vested restricted stock units	9,638	—						—
Vested performance-based restricted stock units	7,923	—						—
Repurchase of common stock for net settlement of equity awards						6,065	(601)	(601)
Stock-based compensation expense			2,046					2,046
Common stock dividend paid				(4,517)				(4,517)
Balance at March 31, 2025	24,204,191	$242	$217,118	$151,584	$(5,153)	1,609,890	$(16,219)	$347,572
Net income				13,779				13,779
Other comprehensive income (loss)					2,155			2,155
Issuance of common stock for stock options exercised	42,485	—	1,760					1,760
Vested restricted stock units	147	—						—
Repurchase of common stock for net settlement of equity awards						52	(4)	(4)
Stock-based compensation expense			1,944					1,944
Common stock dividend paid				(4,520)				(4,520)
Balance at June 30, 2025	24,246,823	$242	$220,822	$160,843	$(2,998)	1,609,942	$(16,223)	$362,686

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2026	2025
	(in thousands)
Operating activities
Net income	$32,729	$24,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,285	5,200
Stock-based compensation	4,027	3,990
Amortization of issuance costs on convertible senior notes	446	433
Non-cash investment income	(805)	—
Provision for inventory write-downs	1,548	1,030
Provision for credit losses	333	337
Foreign currency transaction effect on income	145	(279)
Changes in operating assets and liabilities:
Accounts receivable	(2,877)	(5,299)
Inventory and other deferred costs	(1,935)	(3,454)
Prepaid expenses and other assets	(1,363)	1,676
Accounts payable and other liabilities	(6,475)	(1,250)
Accrued interest	—	2,156
Net cash provided by operating activities	31,058	29,330

Investing activities
Purchases of short-term marketable securities	(231,434)	(17,849)
Purchases of property and equipment	(5,096)	(2,725)
Payments related to acquisitions, net of cash acquired	(158)	(95)
Proceeds from short-term marketable securities	212,489	—
Net cash used in investing activities	(24,199)	(20,669)

Financing activities
Proceeds from stock option exercises	3,728	3,072
Deferred payments for acquisitions	(95)	(1,433)
Payment of withholding taxes in connection with net settlement of equity awards	(477)	(605)
Common stock cash dividend paid	(11,427)	(9,037)
Net cash used in financing activities	(8,271)	(8,003)

Effect of exchange rate changes on cash and cash equivalents	(207)	909
Net (decrease) increase in cash and cash equivalents	(1,619)	1,567
Cash and cash equivalents at beginning of period	28,244	25,610
Cash and cash equivalents at end of period	$26,625	$27,177

Non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease obligations	$6,233	$788

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,683	$1,580
Cash paid for interest	$2,156	$—
Cash paid for income taxes	$11,251	$6,671

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

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

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026, and results of operations for the three- and six-months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025, have been made. The Company’s results of operations for the three- and six-months ended June 30, 2026, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

There have been no other significant changes during the three- and six-months ended June 30, 2026 in any of the Company's Significant Accounting Policies from those contained in its Form 10-K for the year ended December 31, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. During the quarter ended June 30, 2026, the Company adopted ASU 2025-06 effective January 1, 2026, on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.

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

The components of investments consisted of the following:

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2026	(in thousands)
Corporate debt securities	Level 2	$185,590	$5	$(534)	$185,061
United States government agency securities	Level 2	49,522	—	(316)	49,206
Asset-backed securities	Level 2	37,268	—	(77)	37,191
Yankee debt securities	Level 2	15,670	—	(28)	15,642
Commercial paper	Level 2	16,411	1	(26)	16,386
Certificates of deposit	Level 2	4,020	—	(2)	4,018
Total debt investments		308,481	6	(983)	307,504
Money market investments	Level 1	42,111	—	—	42,111
Total short-term marketable securities		$350,592	$6	$(983)	$349,615

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2025	(in thousands)
Corporate debt securities	Level 2	$168,802	$46	$(102)	$168,746
United States government agency securities	Level 2	53,380	43	—	53,423
Asset-backed securities	Level 2	33,249	35	(1)	33,283
Yankee debt securities	Level 2	10,599	7	(3)	10,603
Commercial paper	Level 2	5,618	4	—	5,622
Certificates of deposit	Level 2	1,595	1	—	1,596
Total debt investments		273,243	136	(106)	273,273
Equity investments	Level 1	19,997	—	—	19,997
Money market investments	Level 1	37,606	—	—	37,606
Total short-term marketable securities		$330,846	$136	$(106)	$330,876

As of June 30, 2026, certain available-for-sale securities were in an unrealized loss position. The Company does not intend to sell, and it is more-likely-than-not that the Company will not be required to sell, these securities before recovery of their amortized cost basis. Accordingly, the Company concluded that no credit losses were required to be recognized as of June 30, 2026.

Contractual Maturities

The contractual maturities of available-for-sale debt securities as of June 30, 2026 were as follows:

	June 30, 2026
	Amortized Cost Basis	Fair Value
	(in thousands)
Due in one year or less	$243,523	$243,040
Due after one year through five years	107,069	106,575
Total	$350,592	$349,615

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$20,105	$20,892
Work-in-process	2,850	2,922
Finished products	34,986	34,432
Other deferred costs	12,562	12,176
Total inventory and other deferred costs	$70,503	$70,422

The Company had inventory on consignment at customer sites of $1.5 million and $1.6 million as of June 30, 2026, and December 31, 2025, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the six months ended June 30, 2026. Other intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$22,432	$7,117	$29,549	$21,290	$8,259
Trademarks, tradenames and licenses	3,767	2,745	1,022	3,767	2,599	1,168
Customer relationships	39,513	17,787	21,726	39,366	16,356	23,010
Other intangible assets	2,393	1,714	679	2,255	1,603	652

Total identifiable intangible assets	$75,222	$44,678	$30,544	$74,937	$41,848	$33,089

Intangible assets consist primarily of customer relationships, purchased developed technology, trademarks, licenses, and non-compete provisions, and are amortized over their estimated useful lives. The weighted-average amortization period for these intangibles as of June 30, 2026, is 7.8 years. The Company includes amortization expense in general and administrative expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Amortization expense	$1,415	$1,437	$2,830	$2,857

Estimated amortization expense for the remainder of 2026, and for each of the next five fiscal years, based upon intangible assets at June 30, 2026, is as follows:

	Year ended December 31,
	2026	2027	2028	2029	2030	2031
	(in thousands)
Amortization expense	$2,806	$5,340	$4,883	$4,839	$3,797	$2,662

5. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Compensation and related taxes	$11,878	$18,286
Accrued inventory purchases	4,256	4,197
Accrued expenses	3,568	2,752
Accrued interest	1,797	1,797
Income and other taxes	849	1,661
Professional fees	231	172
Other	301	546
Total	$22,880	$29,411

Other long-term liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Acquisition-related liabilities	609	624
Income taxes	485	504
Other	365	340
Total	$1,459	$1,468

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2026, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

Six months ended June 30, 2026
(in thousands)
Unrecognized tax benefits as of December 31, 2025	$410
Additions/adjustments for tax positions of current year	—
Additions/adjustments for tax positions of prior years	7
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—
Unrecognized tax benefits as of June 30, 2026	$417

As of June 30, 2026, a summary of the tax years that remain subject to examination in the Company’s taxing jurisdictions is as follows:

United States	2022 and forward
Foreign	2017 and forward

7. Convertible Senior Notes

Convertible senior notes consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(3,409)	(3,855)
Convertible senior notes, net of discount and current portion	$169,091	$168,645

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

The Senior Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the six months ended June 30, 2026, the Company made $2.2 million in interest payments. The Company did not make any interest payments for the six months ended June 30, 2025. The initial conversion rate was 8.3521 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the most recent payment made by the Company on June 4, 2026 of a quarterly cash dividend of $0.25 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Senior Convertible Notes), the conversion rate of the Senior Convertible Notes was increased to 8.3820 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents a conversion price of approximately $119.30 per share of common stock. A similar adjustment to the conversion rate will be made by the Company upon payment of the quarterly cash dividend of $0.25 on September 3, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

Additional interest of up to 0.5% per annum is payable if the Company fails to timely file required documents or reports with the SEC or the Senior Convertible Notes cease to be freely tradable (as defined in the Indenture). The Company determined that the higher interest payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives at each balance sheet date and determined they had de minimis value.

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

During the six months ended June 30, 2026, the Company recognized $2.2 million in interest expense related to the 2.50% cash coupon of the Senior Convertible Notes and $0.4 million of amortization expense of the debt issuance costs. During the six months ended June 30, 2025, the Company recognized $2.2 million in interest expense related to the 2.50% cash coupon of the Senior Convertible Notes and $0.4 million of amortization expense of the debt issuance costs. As of June 30, 2026, the estimated fair value of the Senior Convertible Notes was $183.3 million compared to $172.3 million as of December 31, 2025. The fair value was determined based on the quoted price of the last trade of the Senior Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock option awards	$813	$910	$1,677	$1,810
Restricted stock units	688	634	1,357	1,320
Performance-based restricted stock units	434	400	993	860

Total stock-based compensation	$1,935	$1,944	$4,027	$3,990

Stock-based compensation is included in the Company’s consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of sales	$320	$266	$609	$552
Sales and marketing	304	349	611	725
General and administrative	1,140	1,140	2,412	2,316
Research and development	171	189	395	397

Total stock-based compensation	$1,935	$1,944	$4,027	$3,990

During the six months ended June 30, 2026, the Company granted 520 restricted stock units. The Company did not grant any options or performance-based restricted stock units during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company granted 741 options, 1,521 restricted stock units, and 129 performance-based restricted stock units. The Company issued 97,298 and 93,658 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units, and performance-based restricted stock units during the six months ended June 30, 2026 and 2025, respectively.

9. Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from securities or other contracts to issue common stock, including senior convertible notes, stock options, restricted stock units, and performance-based restricted stock units. Diluted net income per share for the Company's convertible senior notes is calculated using the if-converted method. Under this method, interest expense, net of tax, associated with the convertible senior notes is added back to net income and the shares issuable upon conversion are included in diluted weighted-average shares outstanding.

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income - basic	$17,050	$13,779	$32,729	$24,790
Effect of dilutive shares on net income
Interest expense on convertible senior notes, net of tax	1,001	—	2,035	—
Net income - diluted	$18,051	$13,779	$34,764	$24,790

Denominator:
Weighted average basic common shares outstanding	22,858	22,614	22,830	22,592
Effect of dilutive securities:
Options to purchase common stock	160	210	168	235
Restricted stock units	34	40	30	39
Performance-based restricted stock units	36	28	34	30
Convertible senior notes	1,443	—	1,443	—
Weighted average dilutive common shares outstanding	24,531	22,892	24,505	22,896

Net income per share:
Basic	$0.75	$0.61	$1.43	$1.10
Diluted	$0.74	$0.60	$1.42	$1.08

During the three- and six-months ended June 30, 2026, the Company had $172.5 million principal amount of 2.5% Senior Convertible Notes outstanding. The Senior Convertible Notes were assumed converted at the beginning of the reporting period for purposes of calculating diluted net income per share. Accordingly, the Company added back $1.0 million and $2.0 million of after-tax interest expense to the numerator and included 1.4 million shares issuable upon conversion in the denominator for the three- and six-months ended June 30, 2026. Because the effect of the assumed conversion was dilutive, the Senior Convertible Notes were included in the computation of diluted net income per share. There was no dilutive effect on the calculations for the three- and six-months ended June 30, 2025.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Convertible senior notes	—	1,442	—	1,442
Options to purchase common stock	290	126	293	126
Restricted stock units	—	32	—	32
Performance-based restricted stock units	—	10	—	10
	290	1,610	293	1,610

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

Dividends

In February 2011, the Company’s Board of Directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2026
March 12, 2026	March 26, 2026	$0.25	$5,711
May 21, 2026	June 4, 2026	$0.25	$5,716

Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538

On July 28, 2026, the Company’s Board of Directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on September 3, 2026, to stockholders of record at the close of business on August 20, 2026.

11. Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing, and distribution, as well as automobiles and printing equipment. As of June 30, 2026, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Expiration

Americas
Vaughan, Canada	Canada sales office and distribution	August 2026
Fox River Grove, IL (2)	RestoreFlow allografts business	December 2026
North Brunswick, NJ	Artegraft biologic business	October 2029
Burlington, MA (2)	Corporate headquarters and US distribution	December 2030
Billerica, MA	US distribution	December 2032
Burlington, MA (4)	Corporate headquarters and manufacturing	December 2034
Mississauga, Canada	Canada sales office and distribution	March 2036

Europe, Middle East and Africa
Milan, Italy	Italy sales office and distribution	September 2027
Madrid, Spain	Spain sales office and distribution	June 2029
Hereford, England	United Kingdom sales office and distribution	October 2029
Maisons-Alfort, France	France sales office and distribution	February 2030
Glattbrugg, Switzerland	Switzerland sales office and distribution	February 2030
Dublin, Ireland	Ireland sales office and distribution	September 2030
Sulzbach, Germany	European headquarters and distribution	June 2031

Asia Pacific
Bangkok, Thailand	Thailand sales office and distribution	August 2026
Seoul, Korea	Korea sales office and distribution	April 2027
Tokyo, Japan	Japan sales office and distribution	July 2027
Shanghai, China	China sales office and distribution	October 2027
Singapore	Asia Pacific headquarters and distribution	June 2028
Docklands, Australia	Australia sales office and distribution	April 2030
Ballarat, Australia	Supply facility	December 2030

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under finance leases as of June 30, 2026. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the life of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$1,325	$447	$2,662	$1,041
Short-term lease cost	20	20	50	46
Total lease cost	$1,345	$467	$2,712	$1,087

Weighted average remaining lease term - operating leases (in years)			6.5	6.9

Weighted average discount rate - operating leases			6.48%	6.62%

As of June 30, 2026, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2026	$2,441
Year ending December 31,
2027	4,284
2028	3,949
2029	3,792
2030	3,294
2031	2,564
Thereafter	6,025
Adjustment to net present value as of June 30, 2026	(5,186)

Minimum noncancelable lease liability	$21,163

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales	$70,382	$64,232	$136,933	$124,103
Cost of sales	19,618	19,258	37,773	37,709
Gross profit	50,764	44,974	99,160	86,394

Less:
Selling expense	12,845	13,579	25,645	26,403
Marketing expense	1,563	1,316	3,278	2,704
Administrative expense	7,526	7,177	15,489	14,000
Finance expense	2,647	2,481	5,831	5,449
Management information systems expense	937	738	1,836	1,434
Research and development expense	1,472	1,113	2,895	2,214
Process engineering expense	1,338	543	2,340	1,282
Regulatory and clinical expense	2,037	1,885	3,672	4,140
Other (income) expense, net*	3,349	2,363	5,445	3,978
Net income	$17,050	$13,779	$32,729	$24,790

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

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
United States	$38,250	$36,656	$75,436	$71,284
Germany	5,341	4,458	10,879	8,435
Canada	4,551	3,955	8,604	7,676
United Kingdom	3,725	3,296	6,851	6,445
Other countries	18,515	15,867	35,163	30,263

Net sales	$70,382	$64,232	$136,933	$124,103

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q2 2026, biologics represented 55% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

Our business opportunities include the following:

•
growing our direct sales force in North America, Europe, and APAC, including replacing distributors with our direct sales personnel;
•
increasing the average selling prices of our devices;
•
introducing our products into new territories upon receipt of regulatory approvals or registrations;
•
acquiring complementary products and transitioning distributor sales to LeMaitre;
•
updating existing products and introducing new products through research and development; and
•
consolidating product manufacturing into our Burlington, Massachusetts facilities.

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Vaughan, Canada. We are moving our North American sales office to Mississauga, Canada in Q3 2026. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Glattbrugg, Switzerland. Our APAC headquarters is located in Singapore, and we also have APAC sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the quarter ended June 30, 2026, approximately 95% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of June 30, 2026, our sales force comprised 163 sales representatives and export managers in North America, Europe, and APAC.

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

Separately, our regulatory efforts to maintain approvals in the EU and the United Kingdom (UK) have succeeded ahead of the full EU transition from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the UK transition to the United Kingdom Conformity Assessed (UKCA) mark. As of June 30, 2026, we have substantially all of our product approvals in the EU and UK. The European Commission has designated the end of 2028 as the final MDR CE mark transition deadline.

Historically, we have provided cryopreservation services for our RestoreFlow allografts primarily in the US, UK, and Canada. In October 2025, we received approval from the German authority on tissue banking to allow provision of these services in the German market. We began providing cryopreservation services for our RestoreFlow allografts in Germany in May 2026.

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

•
During 2026, we made the decision to wind down the Flexcel single-size pack offerings to simplify our Flexcel portfolio while continuing to offer the Flexcel multi-size packs to customers. These Flexcel single-size product packs totaled approximately $0.9 million in revenue for the six months ended June 30, 2026.

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
•
In 2026, in conjunction with the purchase of the AndraValvulotome assets from Andramed GmbH, we entered into several distribution transition agreements with existing distributors of the product line in European countries, including those in Germany, France, Italy, the UK, and other smaller markets. We have been selling direct-to-hospitals in these countries subsequent to the execution of the transition agreements in 2026. The total distribution termination fees for all AndraValvulotome related distributors are expected to total approximately $0.5 million.

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

In February 2024, we began implementing a new enterprise resource planning, or ERP, system to replace our financial reporting and planning system. In the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. We implemented this new system in the UK in February 2025, Ireland in April 2026, and Canada in July 2026. We intend to continue rolling out the new system in our other international locations on a staged basis. The new ERP system has been beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. As of June 30, 2026, we have net capitalized costs on our balance sheet of $4.7 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the six months ended June 30, 2026, approximately 45% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. If there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require less of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record more revenue in U.S. dollars than we would have if the exchange rate had not changed. For the six months ended June 30, 2026, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.4 million, as compared to rates in effect for the six months ended June 30, 2025.

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

Results of Operations

Comparison of the three- and six-month periods ended June 30, 2026, to the three- and six-month periods ended June 30, 2025:

The following table sets forth for the periods indicated our net sales by geography and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,			Six months ended June 30,
(unaudited)			Percent			Percent
	2026	2025	change	2026	2025	change
	(in thousands)			(in thousands)
Net sales	$70,382	$64,232	10%	$136,933	$124,103	10%
Net sales by geography:
Americas	$43,454	$41,321	5%	$85,050	$80,279	6%
Europe, Middle East and Africa	22,137	18,840	18%	42,424	35,799	19%
Asia Pacific	4,791	4,071	18%	9,459	8,025	18%
Total	$70,382	$64,232	10%	$136,933	$124,103	10%

Net sales. Net sales increased by $6.2 million, or 10%, to $70.4 million for the three months ended June 30, 2026, compared to $64.2 million for the three months ended June 30, 2025. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and the European launch of Artegraft in the second half of 2025. Graft sales increased $5.1 million, shunt sales increased $1.1 million, and patches sales increased $0.6 million. Catheter sales decreased $0.9 million due to the increased sales volumes related to the April 2025 recall of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters. We estimate that the weaker U.S. dollar increased net sales by $0.4 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Direct-to-hospital net sales were 95% of our total net sales for both the three months ended June 30, 2026 and 2025.

Net sales increased by $12.8 million, or 10%, to $136.9 million for the six months ended June 30, 2026, compared to $124.1 million for the six months ended June 30, 2025. The increase was driven by higher average selling prices, higher unit volumes shipped to customers, and the European launch of Artegraft in the second half of 2025. Graft sales increased $9.2 million, shunt and valvulotome sales each increased $1.8 million, and clip sales increased $1.0 million, offset by decreased sales of catheters of $0.4 million, decreased sales of tape of $0.3 million, and decreased sales of patches of $0.2 million due to the termination of our distribution agreement with Elutia in 2025. We estimate that the weaker U.S. dollar increased net sales by $2.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Direct-to-hospital net sales were 95% and 94% of our total net sales for the six months ended June 30, 2026 and 2025.

Net sales by geography. Net sales in the Americas increased $2.1 million, or 5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was driven primarily by increased sales of grafts of $2.4 million, shunts and patches of $0.3 million each, and valvulotomes of $0.1 million, offset by decreased sales of catheters of $0.7 million.

Net sales in the Americas increased $4.8 million, or 6%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was driven primarily by increased sales of grafts of $5.4 million, valvulotomes of $0.6 million, and shunts of $0.5 million, offset by decreased sales of patches of $1.1 million, due to the termination of our distribution agreement with Elutia in 2025, and catheters of $0.6 million.

Net sales in Europe, Middle East, and Africa, or EMEA, increased $3.3 million, or 18%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was driven primarily by increased sales of grafts of $2.5 million, shunts of $0.7 million, patches of $0.3 million, and valvulotomes of $0.1 million, offset by decreased sales of catheters of $0.4 million.

Net sales in EMEA increased $6.6 million, or 19%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was driven primarily by increased sales of grafts of $3.5 million, shunts of $1.2 million, valvulotomes of $1.1 million, and patches of $0.7 million.

Net sales in APAC increased $0.7 million, or 18%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was driven primarily by increased sales of clips, grafts, and catheters of $0.2 million each and shunts of $0.1 million.

Net sales in APAC increased $1.4 million, or 18%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was driven primarily by increased sales of clips of $0.5 million, grafts of $0.3 million, patches, catheters, and shunts of $0.2 million each, and valvulotomes of $0.1 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(unaudited)				Percent				Percent
	2026	2025	Change	change	2026	2025	Change	change
	(in thousands)				(in thousands)
Gross profit	$50,764	$44,974	$5,790	13%	$99,160	$86,394	$12,766	15%
Gross margin	72.1%	70.0%	2.1%	*	72.4%	69.6%	2.8%	*

* Not applicable

Gross profit increased $5.8 million, or 13%, to $50.8 million for the three months ended June 30, 2026, as compared to $45.0 million for the three months ended June 30, 2025, and gross margin increased by 210 basis points to 72.1% in the period, as compared to 70.0% for the three months ended June 30, 2025. The increase in gross profit was driven primarily by increased sales, particularly from grafts, shunts, and patches. The increase in gross margin was driven primarily by sales price increases, favorable product mix, and lower shipping costs. The increase was partially offset by unfavorable manufacturing efficiencies and higher excess and obsolescence charges during the period.

Gross profit increased $12.8 million, or 15%, to $99.2 million for the six months ended June 30, 2026, as compared to $86.4 million for the six months ended June 30, 2025, and gross margin increased by 280 basis points to 72.4% in the period, as compared to 69.6% for the six months ended June 30, 2025. The increase in gross profit was driven primarily by increased sales, particularly from grafts, shunts, and valvulotomes. The increase in gross margin was driven primarily by sales price increases, favorable product mix, including decreased sales of comparatively lower margin porcine patches due to the decision to end our distribution agreement with

Elutia, and lower shipping costs. The increase was partially offset by higher scrap and excess and obsolescence charges during the period.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended June 30,				Six months ended June 30,
				Percent				Percent
(unaudited)	2026	2025	$ Change	change	2026	2025	$ Change	change
	(in thousands)				(in thousands)
Sales and marketing	$14,408	$14,895	$(487)	(3)%	$28,923	$29,107	$(184)	(1)%
General and administrative	11,110	10,396	714	7%	23,156	20,883	2,273	11%
Research and development	4,847	3,541	1,306	37%	8,907	7,636	1,271	17%
Total	$30,365	$28,832	$1,533	5%	$60,986	$57,626	$3,360	6%

	Three months ended June 30,			Six months ended June 30,
	2026	2025		2026	2025
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	20%	23%	(3)%	21%	23%	(2)%
General and administrative	16%	16%	0%	17%	17%	0%
Research and development	7%	6%	1%	7%	6%	1%

Sales and marketing. For the three months ended June 30, 2026, sales and marketing expenses decreased 3% to $14.4 million. The decrease was driven primarily by lower compensation and related expenses of $0.4 million, including lower commissions and contest expenses of $0.2 million. Sales force headcount was 163 as of June 30, 2026, a 2% increase from June 30, 2025. As a percentage of net sales, sales and marketing expenses decreased to 20% for the three months ended June 30, 2026, down from 23% for the three months ended June 30, 2025.

For the six months ended June 30, 2026, sales and marketing expenses decreased 1% to $28.9 million. The decrease was driven primarily by lower commissions and contest expenses of $0.5 million, offset by increased sales meetings and trade show expenses of $0.3 million. As a percentage of net sales, sales and marketing expenses decreased to 21% for the six months ended June 30, 2026, down from 23% for the six months ended June 30, 2025.

General and administrative. For the three months ended June 30, 2026, general and administrative expenses increased 7% to $11.1 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $0.5 million. Professional fees and outside services expenses increased $0.4 million, offset by decreased travel and training expenses of $0.1 million. As a percentage of net sales, general and administrative expenses remained consistent at 16% for the three months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, general and administrative expenses increased 11% to $23.2 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $1.3 million. Professional fees and outside services expenses increased $0.8 million and general supplies expenses increased $0.5 million, offset by lower facility expenses of $0.2 million. As a percentage of net sales, general and administrative expenses remained consistent at 17% for the six months ended June 30, 2026 and 2025, respectively.

Research and development. For the three months ended June 30, 2026, research and development expenses increased 37% to $4.8 million. The increase was driven primarily by higher third-party service fees and general supplies associated with the current transfer of our allograft tissue processing from our Fox River Grove facility to Burlington, which resulted in increased expenses of $0.9 million. Facility expenses increased $0.4 million due to start-up costs associated with the new Billerica shipping warehouse since the inception of the lease beginning on January 1, 2026. The transfer of shipping operations to the Billerica shipping warehouse started in June 2026. As a percentage of net sales, research and development expenses increased to 7% for the three months ended June 30, 2026, up from 6% for the three months ended June 30, 2025.

For the six months ended June 30, 2026, research and development expenses increased 17% to $8.9 million. The increase was driven primarily by higher facility expenses of $0.6 million, general supplies expenses of $0.5 million, and professional fees and outside services expenses of $0.1 million. As a percentage of net sales, research and development expenses increased to 7% for the six months ended June 30, 2026, up from 6% for the six months ended June 30, 2025.

Income tax expense. We recorded a tax provision of $5.1 million on pre-tax income of $22.2 million for the three months ended June 30, 2026, compared to a $4.3 million tax provision on pre-tax income of $18.1 million for the three months ended June 30, 2025. We recorded a tax provision of $9.1 million on pre-tax income of $41.9 million for the six months ended June 30, 2026, compared to a tax provision of $7.5 million on pre-tax income of $32.3 million for the six months ended June 30, 2025. Our effective income tax rate was 23.2% and 21.8% for the three- and six-month periods ended June 30, 2026. Our tax expense for the current period is based on an estimated annual effective tax rate of 22.8%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 23.7% and 23.3% for the three- and six-month periods ended June 30, 2025. Our 2025 provision was based on the estimated annual effective tax rate of 23.8%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three- and six-month periods ended June 30, 2025 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of June 30, 2026, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. Key corporate tax provisions include the restoration of 100% bonus depreciation for qualifying assets, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The impact of these adjustments is reflected in our tax provision and financial statements for the three- and six-month periods ended June 30, 2026. We will continue to monitor future legislative developments and assess their impact on our tax position and financial reporting.

Liquidity and Capital Resources

As of June 30, 2026, our cash and cash equivalents were $26.6 million, as compared to $28.2 million as of December 31, 2025. We had $349.6 million in short-term marketable securities as of June 30, 2026, as compared to $330.9 million as of December 31, 2025. Our cash and cash equivalents are bank deposits and liquid investments with maturities of 90 days or less at the date of purchase held in our operating bank accounts. Our short-term marketable securities primarily include corporate debt securities, U.S. government agency securities, and money market investments with maturities of 90 days or less at the date of purchase held outside of our operating bank accounts. As of June 30, 2026, our short-term marketable securities reflected an unrealized loss of $1.0 million as a result of market interest rates.

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

The Senior Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Senior Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Senior Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and

February 1 of each year. For the six months ended June 30, 2026, we made $2.2 million in interest payments. We did not make any interest payments for the six months ended June 30, 2025. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represented an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the most recent payment made on June 4, 2026 of a quarterly cash dividend of $0.25 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Senior Convertible Notes), the conversion rate of the Senior Convertible Notes was increased to 8.3820 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents a conversion price of approximately $119.30 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.25 on September 3, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

We recognized operating income of $38.2 million for the six months ended June 30, 2026, compared to $28.8 million for the six months ended June 30, 2025. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and short-term marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Six months ended June 30,
	2026	2025	Net Change
	(in thousands)
Cash and cash equivalents	$26,625	$27,177	$(552)
Cash flows provided by (used in):
Operating activities	$31,058	$29,330	$1,728
Investing activities	(24,199)	(20,669)	(3,530)
Financing activities	(8,271)	(8,003)	(268)

Net cash provided by operating activities. Net cash provided by operating activities was $31.1 million for the six months ended June 30, 2026, consisting of $32.7 million in net income, adjusted for non-cash items of $11.0 million (including primarily depreciation and amortization of $5.3 million, stock-based compensation of $4.0 million, provisions for inventory write-offs and credit losses of $1.9 million, amortization of issuance costs on convertible senior notes of $0.4 million, foreign currency transaction effect on income of $0.1 million, offset by non-cash investment income of $0.8 million), and a net use of working capital of $12.7 million. The net cash used for working capital was driven by decreases in accounts payable and other liabilities of $6.5 million, increases in accounts receivable of $2.9 million, increases in inventory and other deferred costs of $1.9 million, and increases in prepaid expenses and other assets of $1.4 million.

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2025, consisting of $24.8 million in net income, adjusted for non-cash items of $10.7 million (including primarily depreciation and amortization of $5.2 million, stock-based compensation of $4.0 million, provisions for inventory write-offs and credit losses of $1.4 million, and amortization of issuance costs on convertible senior notes of $0.4 million, offset by foreign currency effect on income of $0.3 million), and net use of working capital of $6.2 million. The net cash used for working capital was driven by increases in accounts receivable of $5.3 million, increases in inventory and other deferred costs of $3.5 million, and decreases in accounts payable and other liabilities of $1.3 million, offset by increases in accrued interest of $2.2 million and decreases in prepaid expenses and other liabilities of $1.7 million.

Net cash used in investing activities. Net cash used in investing activities was $24.2 million for the six months ended June 30, 2026, consisting of purchases of short-term marketable securities of $231.4 million, purchases of property and equipment of $5.1 million, and payments related to acquisitions of $0.2 million, offset by proceeds from short-term marketable securities of $212.5 million.

Net cash used in investing activities was $20.7 million for the six months ended June 30, 2025, consisting of purchases of short-term marketable securities of $17.8 million, purchases of property and equipment of $2.7 million, and payments related to acquisitions of $0.1 million.

Net cash used in financing activities. Net cash used in financing activities was $8.3 million for the six months ended June 30, 2026, consisting of dividend payments of $11.4 million and deferred payments for acquisitions of $0.1 million, offset by proceeds from stock option exercises of $3.3 million, net of shares repurchased to pay employee payroll taxes.

Net cash used in financing activities was $8.0 million for the six months ended June 30, 2025, consisting of dividend payments of $9.0 million and deferred payments for acquisitions of $1.4 million, offset by proceeds from stock option exercises of $2.5 million, net of shares repurchases to pay employee payroll taxes.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2026
March 12, 2026	March 26, 2026	$0.25	$5,711
May 21, 2026	June 4, 2026	$0.25	$5,716

Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538

On July 28, 2026, our Board of Directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on September 3, 2026, to stockholders of record at the close of business on August 20, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief

Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, you should consider the risks and uncertainties discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Even after our products have received marketing approval or clearance, our products and the tissue we process may be subject to recall. Licenses, registrations, approvals, and clearances could be withdrawn or suspended due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

Our products, services, marketing, sales, development activities, and manufacturing processes are subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. If those regulatory bodies believe that we have failed to comply with regulatory standards, there can be no assurance that any approval, licensure, or registration will not be subsequently withdrawn, suspended or conditioned upon extensive post-market study requirements, even after having received marketing approval or clearance or licenses and registrations. Further, due to the interconnectedness of the various regulatory agencies, particularly within the EU, there is also no assurance that withdrawal or suspension of any of our approvals, licenses, or registrations by any single regulatory agency will not cause one or more additional regulatory agencies to also withdraw or suspend their approval, license, or registration.

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter, require the destruction of defective product, and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. For example, in April 2025, we voluntarily notified our regulatory bodies of an inadequate seal on the packaging of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters, which may result in a compromised sterile barrier. Notice was provided to each of our customers of the inadequate seal, and customers were offered a product replacement for any existing inventory on hand. The financial impact of the voluntary notification is not expected to be material to our business. Additionally, in August 2025, the FDA issued a warning letter to us following an April 2025 inspection of our Artegraft facility in North Brunswick. In August 2025, we responded to the cited observations and since then have continued to implement corrective actions. In June 2026, the FDA concluded a re-inspection of our Artegraft facility and identified additional new inspectional observations, without commenting on the April 2025 cited observations. We have submitted responses to the FDA regarding these observations, continue to engage with the agency concerning the status of our remediation efforts and the warning letter, and expect to incur ongoing costs and devote management resources to addressing these matters. We believe that the FDA will likely inspect our Artegraft facility again to review our corrective action activities. To date, the financial impact of the warning letter and related regulatory activities has not been material to our business, and there has been no disruption to Artegraft sales. However, there can be no assurance that the FDA will find our corrective actions satisfactory, that additional inspections will not result in further observations or in enforcement actions, or that these matters will not adversely affect our operations, regulatory compliance, reputation or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
April 1, 2026 through April 30, 2026	34	$108.75	N/A	$100,000,000
May 1, 2026 through May 31, 2026	139	$96.37	N/A	$100,000,000
June 1, 2026 through June 30, 2026	—	$—	N/A	$100,000,000
Total	173	$98.80	N/A

(1)
For the three months ended June 30, 2026, we repurchased 173 shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units and performance-based restricted stock units.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2026.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Dorian P. LeBlanc
Dorian P. LeBlanc
Chief Financial Officer