Form 10-Q
period 2026-09-30
LEMAITRE VASCULAR INC
filed 2026-11-05
CIK 1158895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 22,880,871 shares of common stock, par value $.01 per share, outstanding.

LEMAITRE VASCULAR

FORM 10-Q

i

Part I. Financial Information

Item 1. Financial Statements

LeMaitre Vascular, Inc.

Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2026	2025
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,493	$28,244
Short-term marketable securities	362,228	330,876
Accounts receivable, net of allowances of $1,409 at September 30, 2026 and $1,400 at December 31, 2025	35,876	33,610
Inventory and other deferred costs	71,272	70,422
Prepaid expenses and other current assets	8,642	5,080
Total current assets	505,511	468,232

Property and equipment, net	30,465	26,997
Right-of-use leased assets	18,503	15,762
Goodwill	65,945	65,945
Other intangibles, net	29,295	33,089
Deferred tax assets	746	759
Other assets	5,567	4,906
Total assets	$656,032	$615,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,159	$3,646
Accrued expenses	26,686	29,411
Acquisition-related obligations	583	322
Lease liabilities - short-term	3,192	2,944
Total current liabilities	34,620	36,323

Convertible senior notes, net	169,317	168,645
Lease liabilities - long-term	16,342	14,003
Deferred tax liabilities	2,167	1,735
Other long-term liabilities	1,455	1,468
Total liabilities	223,901	222,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 37,000,000 shares authorized, 24,509,684 and 24,396,904 shares issued, 22,880,417 and 22,772,607 shares outstanding, respectively	245	244
Additional paid-in capital	238,938	228,407
Retained earnings	215,324	184,715
Accumulated other comprehensive loss	(4,460)	(2,411)
Treasury stock, at cost; 1,629,267 and 1,624,297 shares, respectively	(17,916)	(17,439)
Total stockholders’ equity	432,131	393,516
Total liabilities and stockholders’ equity	$656,032	$615,690

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Net sales	$67,970	$61,046	$204,903	$185,149
Cost of sales	19,265	15,091	57,038	52,800

Gross profit	48,705	45,955	147,865	132,349

Sales and marketing	14,506	11,923	43,429	41,030
General and administrative	12,083	10,750	35,239	31,633
Research and development	4,421	2,970	13,328	10,606

Total operating expenses	31,010	25,643	91,996	83,269

Income from operations	17,695	20,312	55,869	49,080

Other income (expense):
Investment income	3,365	3,864	10,075	9,747
Interest expense	(1,304)	(1,297)	(3,906)	(3,886)
Other (loss) income, net	(82)	(306)	(503)	(57)

Income before income taxes	19,674	22,573	61,535	54,884
Provision for income taxes	4,650	5,211	13,782	12,732

Net income	$15,024	$17,362	$47,753	$42,152

Earnings per share of common stock:
Basic	$0.66	$0.77	$2.09	$1.86
Diluted	$0.65	$0.75	$2.07	$1.84

Weighted-average shares outstanding:
Basic	22,871	22,660	22,844	22,615
Diluted	23,071	24,392	23,064	22,915

Cash dividends declared per common share	$0.25	$0.20	$0.75	$0.60

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income	$15,024	$17,362	$47,753	$42,152
Other comprehensive income (loss):
Foreign currency translation adjustment, net	382	3	(364)	2,842
Unrealized (loss) gain on marketable securities	(677)	83	(1,685)	430
Total other comprehensive (loss) income	(295)	86	(2,049)	3,272

Comprehensive income	$14,729	$17,448	$45,704	$45,424

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2025	24,396,904	$244	$228,407	$184,715	$(2,411)	1,624,297	$(17,439)	$393,516
Net income				15,679				15,679
Other comprehensive (loss) income					(1,446)			(1,446)
Issuance of common stock for stock options exercised	66,571	1	2,951					2,952
Vested restricted stock units	7,493	—						—
Vested performance-based restricted stock units	5,859	—						—
Repurchase of common stock for net settlement of equity awards						4,797	(460)	(460)
Stock-based compensation expense			2,092					2,092
Common stock dividend paid				(5,711)				(5,711)
Balance at March 31, 2026	24,476,827	$245	$233,450	$194,683	$(3,857)	1,629,094	$(17,899)	$406,622
Net income				17,050				17,050
Other comprehensive income (loss)					(308)			(308)
Issuance of common stock for stock options exercised	16,703	—	776					776
Vested restricted stock units	672	—						—
Repurchase of common stock for net settlement of equity awards						173	(17)	(17)
Stock-based compensation expense			1,935					1,935
Common stock dividend paid				(5,716)				(5,716)
Balance at June 30, 2026	24,494,202	$245	$236,161	$206,017	$(4,165)	1,629,267	$(17,916)	$420,342
Net income				15,024				15,024
Other comprehensive income (loss)					(295)			(295)
Issuance of common stock for stock options exercised	15,482	—	748					748
Stock-based compensation expense			2,029					2,029
Common stock dividend paid				(5,717)				(5,717)
Balance at September 30, 2026	24,509,684	$245	$238,938	$215,324	$(4,460)	1,629,267	$(17,916)	$432,131

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

LeMaitre Vascular, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2026	2025
	(in thousands)
Operating activities
Net income	$47,753	$42,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,170	7,813
Stock-based compensation	6,056	5,730
Amortization of issuance costs on convertible senior notes	672	653
Non-cash investment income	(253)	—
Provision for inventory write-downs	2,548	1,893
Provision for credit losses	675	455
Foreign currency transaction effect on income	316	(79)
Changes in operating assets and liabilities:
Accounts receivable	(3,347)	(1,403)
Inventory and other deferred costs	(3,584)	(6,805)
Prepaid expenses and other assets	(4,244)	1,639
Accounts payable and other liabilities	(636)	5,327
Accrued interest	(1,078)	719
Net cash provided by operating activities	53,048	58,094

Investing activities
Purchases of short-term marketable securities	(390,987)	(43,015)
Purchases of property and equipment	(7,429)	(5,006)
Payments related to acquisitions, net of cash acquired	(194)	(95)
Proceeds from short-term marketable securities	358,201	—
Net cash used in investing activities	(40,409)	(48,116)

Financing activities
Proceeds from stock option exercises	4,473	4,657
Deferred payments for acquisitions	(95)	(1,433)
Payment of withholding taxes in connection with net settlement of equity awards	(477)	(605)
Common stock cash dividend paid	(17,144)	(13,572)
Net cash used in financing activities	(13,243)	(10,953)

Effect of exchange rate changes on cash and cash equivalents	(147)	859
Net (decrease) increase in cash and cash equivalents	(751)	(116)
Cash and cash equivalents at beginning of period	28,244	25,610
Cash and cash equivalents at end of period	$27,493	$25,494

Non-cash operating activities
Right-of-use assets obtained in exchange for new operating lease obligations	$5,571	$1,003

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,978	$2,546
Cash paid for interest	$4,313	$2,659
Cash paid for income taxes	$16,369	$8,871

See accompanying notes to consolidated financial statements.

LeMaitre Vascular, Inc.

Notes to Consolidated Financial Statements

September 30, 2026

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

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026, and results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025, have been made. The Company’s results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

There have been no other significant changes during the three and nine months ended September 30, 2026 in any of the Company's Significant Accounting Policies from those contained in its Form 10-K for the year ended December 31, 2025.

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

2. Investments

Investment Components

The Company invests in short-term marketable securities, which include money markets held in the investment portfolios, equity securities, and available-for-sale debt securities. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Interest, dividends, and realized gains and losses are recorded in investment income within other income (loss) on the statement of operations.

The components of investments consisted of the following:

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2026	(in thousands)
Corporate debt securities	Level 2	$141,315	$13	$(553)	$140,775
United States government agency securities	Level 2	62,811	—	(874)	61,937
Asset-backed securities	Level 2	44,615	—	(131)	44,484
Yankee debt securities	Level 2	9,465	—	(40)	9,425
Commercial paper	Level 2	45,215	2	(67)	45,150
Certificates of deposit	Level 2	6,375	—	(5)	6,370
Total debt investments		309,796	15	(1,670)	308,141
Money market investments	Level 1	54,087	—	—	54,087
Total short-term marketable securities		$363,883	$15	$(1,670)	$362,228

	Fair Value Level	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2025	(in thousands)
Corporate debt securities	Level 2	$168,802	$46	$(102)	$168,746
United States government agency securities	Level 2	53,380	43	—	53,423
Asset-backed securities	Level 2	33,249	35	(1)	33,283
Yankee debt securities	Level 2	10,599	7	(3)	10,603
Commercial paper	Level 2	5,618	4	—	5,622
Certificates of deposit	Level 2	1,595	1	—	1,596
Total debt investments		273,243	136	(106)	273,273
Equity investments	Level 1	19,997	—	—	19,997
Money market investments	Level 1	37,606	—	—	37,606
Total short-term marketable securities		$330,846	$136	$(106)	$330,876

As of September 30, 2026, certain available-for-sale securities were in an unrealized loss position. The Company does not intend to sell, and it is more-likely-than-not that the Company will not be required to sell, these securities before recovery of their amortized cost basis. Accordingly, the Company concluded that no credit losses were required to be recognized as of September 30, 2026.

Contractual Maturities

The contractual maturities of available-for-sale debt securities as of September 30, 2026 were as follows:

	September 30, 2026
	Amortized Cost Basis	Fair Value
	(in thousands)
Due in one year or less	$248,893	$248,345
Due after one year through five years	114,990	113,883
Total	$363,883	$362,228

3. Inventory and Other Deferred Costs

Inventory and other deferred costs consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$19,505	$20,892
Work-in-process	3,961	2,922
Finished products	33,609	34,432
Other deferred costs	14,197	12,176
Total inventory and other deferred costs	$71,272	$70,422

The Company had inventory on consignment at customer sites of $1.9 million and $1.6 million as of September 30, 2026, and December 31, 2025, respectively.

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

4. Goodwill and Other Intangible Assets

There was no change to goodwill during the nine months ended September 30, 2026. Other intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Product technology and intellectual property	$29,549	$22,988	$6,561	$29,549	$21,290	$8,259
Trademarks, tradenames and licenses	3,767	2,818	949	3,767	2,599	1,168
Customer relationships	39,625	18,510	21,115	39,366	16,356	23,010
Other intangible assets	2,468	1,798	670	2,255	1,603	652

Total identifiable intangible assets	$75,409	$46,114	$29,295	$74,937	$41,848	$33,089

Intangible assets consist primarily of customer relationships, purchased developed technology, trademarks, licenses, and non-compete provisions, and are amortized over their estimated useful lives. The weighted-average amortization period for these intangibles as of September 30, 2026, is 7.8 years. The Company includes amortization expense in general and administrative expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Amortization expense	$1,436	$1,441	$4,266	$4,298

Estimated amortization expense for the remainder of 2026, and for each of the next five fiscal years, based upon intangible assets at September 30, 2026, is as follows:

	Year ended December 31,
	2026	2027	2028	2029	2030	2031
	(in thousands)
Amortization expense	$1,421	$5,382	$4,902	$4,854	$3,812	$2,677

5. Accrued Expenses and Other Long-term Liabilities

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Compensation and related taxes	$14,864	$18,286
Accrued inventory purchases	4,698	4,197
Accrued expenses	4,762	2,752
Accrued interest	719	1,797
Income and other taxes	894	1,661
Professional fees	220	172
Other	529	546
Total	$26,686	$29,411

Other long-term liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Acquisition-related liabilities	$572	$624
Income taxes	502	504
Other	381	340
Total	$1,455	$1,468

6. Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to determine its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from taxable income during the carryback period or in the future, and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases its allowance in a period, the Company must reflect this increase as an expense within the tax provision in the statement of operations. The Company does not provide for income taxes on undistributed earnings of certain foreign subsidiaries, as its intention is to permanently reinvest these earnings.

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2026, the gross amount of unrecognized tax benefits exclusive of interest and penalties was $0.4 million. The Company remains subject to examination until the statute of limitations expires for each remaining respective tax jurisdiction. The statute of limitations will be open with respect to these tax positions until 2031. A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits is as follows:

Nine months ended September 30, 2026
(in thousands)
Unrecognized tax benefits as of December 31, 2025	$410
Additions/adjustments for tax positions of current year	—
Additions/adjustments for tax positions of prior years	12
Reductions for settlements with taxing authorities	—
Reductions for lapses of the applicable statutes of limitations	—
Unrecognized tax benefits as of September 30, 2026	$422

As of September 30, 2026, a summary of the tax years that remain subject to examination in the Company’s taxing jurisdictions is as follows:

United States	2022 and forward
Foreign	2017 and forward

7. Convertible Senior Notes

Convertible senior notes consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Principal amount of convertible senior notes	$172,500	$172,500
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	172,500	172,500
Debt discount, net of accretion	(3,183)	(3,855)
Convertible senior notes, net of discount and current portion	$169,317	$168,645

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

The Senior Convertible Notes bear interest at a rate of 2.50% per year and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the nine months ended September 30, 2026 and 2025, the Company made $4.3 million and $2.7 million in interest payments, respectively. The initial conversion rate was 8.3521 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of the Company’s common stock on December 16, 2024. In connection with the most recent payment made by the Company on September 3, 2026 of a quarterly cash dividend of $0.25 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Senior Convertible Notes), the conversion rate of the Senior Convertible Notes was increased to 8.3910 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents a conversion price of approximately $119.18 per share of common stock. A similar adjustment to the conversion rate will be made by the Company upon payment of the quarterly cash dividend of $0.25 on December 3, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

During each of the nine months ended September 30, 2026 and 2025, the Company recognized $3.2 million in interest expense related to the 2.50% cash coupon of the Senior Convertible Notes and $0.7 million of amortization expense of the debt issuance costs. As of September 30, 2026, the estimated fair value of the Senior Convertible Notes was $172.9 million compared to $172.3 million as of December 31, 2025. The fair value was determined based on the quoted price of the last trade of the Senior Convertible Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock option awards	$901	$790	$2,578	$2,600
Restricted stock units	629	610	1,986	1,930
Performance-based restricted stock units	499	340	1,492	1,200

Total stock-based compensation	$2,029	$1,740	$6,056	$5,730

Stock-based compensation is included in the Company’s consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of sales	$284	$269	$893	$821
Sales and marketing	290	356	901	1,081
General and administrative	1,251	915	3,663	3,231
Research and development	204	200	599	597

Total stock-based compensation	$2,029	$1,740	$6,056	$5,730

During the nine months ended September 30, 2026, the Company granted 520 restricted stock units. The Company did not grant any options or performance-based restricted stock units during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company granted 741 options, 1,521 restricted stock units, and 129 performance-based restricted stock units. The Company issued 112,780 and 138,231 shares of common stock following the exercise or vesting of underlying stock options, restricted stock units, and performance-based restricted stock units during the nine months ended September 30, 2026 and 2025, respectively.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income - basic	$15,024	$17,362	$47,753	$42,152
Effect of dilutive shares on net income
Interest expense on convertible senior notes, net of tax	—	999	—	—
Net income - diluted	$15,024	$18,361	$47,753	$42,152

Denominator:
Weighted average basic common shares outstanding	22,871	22,660	22,844	22,615
Effect of dilutive securities:
Options to purchase common stock	131	209	156	227
Restricted stock units	32	48	30	42
Performance-based restricted stock units	37	34	34	31
Convertible senior notes	—	1,441	—	—
Weighted average dilutive common shares outstanding	23,071	24,392	23,064	22,915

Net income per share:
Basic	$0.66	$0.77	$2.09	$1.86
Diluted	$0.65	$0.75	$2.07	$1.84

During the three and nine months ended September 30, 2026 and 2025, the Company had $172.5 million aggregate principal amount of 2.5% Senior Convertible Notes outstanding. The Senior Convertible Notes were assumed to have been converted at the beginning of the reporting period for purposes of calculating diluted net income per share. For the three months ended September 30, 2025, the Company added back $1.0 million of after-tax interest expense to the numerator and included 1.4 million shares issuable upon conversion in the denominator. Because the effect of the assumed conversion was dilutive, the Senior Convertible Notes were included in the computation of diluted net income per share for the three months ended September 30, 2025. The effect of the assumed conversion was antidilutive for the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025 and, therefore, the Senior Convertible Notes were excluded from the computation of diluted net income per share for those periods.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Convertible senior notes	1,443	—	1,443	1,441
Options to purchase common stock	284	125	290	125
Restricted stock units	—	—	—	30
Performance-based restricted stock units	—	—	—	5
	1,727	125	1,733	1,601

10. Stockholders’ Equity

Share Repurchase Program

On February 19, 2026, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 18, 2027. The repurchase program may be suspended or discontinued at any time. To date, the Company has not made any repurchases under this program.

Dividends

In February 2011, the Company’s Board of Directors approved a policy for the payment of quarterly cash dividends on its common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2026
March 12, 2026	March 26, 2026	$0.25	$5,711
May 21, 2026	June 4, 2026	$0.25	$5,716
August 20, 2026	September 3, 2026	$0.25	$5,717

Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538

On October 27, 2026, the Company’s Board of Directors approved a quarterly cash dividend on its common stock of $0.25 per share payable on December 3, 2026, to stockholders of record at the close of business on November 19, 2026.

11. Commitments and Contingencies

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, manufacturing, and distribution, as well as automobiles and printing equipment. As of September 30, 2026, the Company had the following building and facility leases capitalized on the balance sheet:

Location (leases)	Purpose	Expiration

Americas
Fox River Grove, IL (2)	RestoreFlow allografts business	December 2026
North Brunswick, NJ	Artegraft biologic business	October 2029
Burlington, MA	Corporate headquarters	December 2030
Billerica, MA	Warehousing and distribution	December 2032
Burlington, MA (5)	Corporate headquarters and manufacturing	December 2034
Mississauga, Canada	Canada sales office and distribution	March 2036

Europe, Middle East and Africa
Hereford, England	United Kingdom sales office and distribution	March 2027
Milan, Italy	Italy sales office and distribution	September 2027
Madrid, Spain	Spain sales office and distribution	June 2029
Maisons-Alfort, France	France sales office and distribution	February 2030
Glattbrugg, Switzerland	Switzerland sales office and distribution	February 2030
Dublin, Ireland	Ireland sales office and distribution	September 2030
Sulzbach, Germany	European headquarters and distribution	June 2031

Asia Pacific
Seoul, Korea	Korea sales office and distribution	April 2027
Tokyo, Japan	Japan sales office and distribution	July 2027
Shanghai, China	China sales office and distribution	October 2027
Singapore	Asia Pacific headquarters and distribution	June 2028
Bangkok, Thailand	Thailand sales office and distribution	August 2029
Docklands, Australia	Australia sales office and distribution	April 2030
Ballarat, Australia	Supply facility	December 2030

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

None of the Company’s noncancelable lease payments include non-lease components such as maintenance contracts. The Company generally reimburses the landlord for direct operating costs associated with the leased space. The Company has no subleases, and there are no residual value guarantees associated with, or restrictive covenants imposed by, any of its leases. The Company held no assets under finance leases as of September 30, 2026. The Company elected the package of practical expedients that allow it to omit leases with initial terms of 12 months or less from its balance sheet, which the Company expenses on a straight-line basis over the term of the lease.

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis.

Additional information with respect to the Company’s leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$1,287	$690	$3,949	$1,731
Short-term lease cost	10	20	60	66
Total lease cost	$1,297	$710	$4,009	$1,797

Weighted average remaining lease term - operating leases (in years)			6.7	7.1

Weighted average discount rate - operating leases			6.49%	6.63%

As of September 30, 2026, the minimum noncancelable operating lease rental commitments with initial or remaining terms of more than one year are as follows:

Remainder of 2026	$1,187
Year ending December 31,
2027	4,120
2028	3,775
2029	3,579
2030	3,068
2031	2,563
Thereafter	6,026
Adjustment to net present value as of September 30, 2026	(4,784)

Minimum noncancelable lease liability	$19,534

In October 2026, the Company executed the following amendments to its existing Burlington, Massachusetts leases, the financial impacts of which is in the process of evaluating:

Lease Location	Amendment	Expiration
2 4th Avenue, Burlington, MA	Termination of lease	October 2026
32-34 Third Avenue, Burlington, MA	Extend the term of the lease for a period of one additional year	December 2035
43 Second Avenue, Burlington, MA	Extend the term of the lease for a period of one additional year	December 2035
53 Second Avenue, Burlington, MA	Extend the term of the lease for a period of one additional year	December 2035
63 Second Avenue, Burlington, MA	Extend the term of the lease for a period of one additional year	December 2035
52-54 Third Avenue, Burlington, MA	Increase rentable area from 9,700 square feet to 46,000 square feet effective July 2027 and extend the term of the lease for a period of six years	December 2036

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

In addition to total segment net income, the CODM’s quarterly reporting package includes several highlighted expense categories that the CODM considers key strategic drivers of the Company’s long-term profitability. The following is the Company’s operating segment reconciliation of net income, including significant segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales	$67,970	$61,046	$204,903	$185,149
Cost of sales	19,265	15,091	57,038	52,800
Gross profit	48,705	45,955	147,865	132,349

Less:
Selling expense	12,884	10,869	38,529	37,272
Marketing expense	1,622	1,054	4,900	3,758
Administrative expense	8,013	7,268	23,502	21,268
Finance expense	3,153	2,873	8,984	8,322
Management information systems expense	917	609	2,753	2,043
Research and development expense	1,695	756	4,590	2,970
Process engineering expense	978	546	3,318	1,828
Regulatory and clinical expense	1,748	1,668	5,420	5,808
Other (income) expense, net*	2,671	2,950	8,116	6,928
Net income	$15,024	$17,362	$47,753	$42,152

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

Most of the Company’s revenues are generated in the United States, Germany, the United Kingdom, other European countries, and Canada. Substantially all of the Company’s assets are located in the United States and Germany. Net sales to unaffiliated customers based on customer location by country were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
United States	$37,957	$34,585	$113,393	$105,869
Germany	5,389	4,482	16,268	12,917
Canada	3,756	3,831	12,360	11,507
United Kingdom	3,534	3,335	10,062	9,780
Other countries	17,334	14,813	52,820	45,076

Net sales	$67,970	$61,046	$204,903	$185,149

13. Subsequent Events

In addition to the subsequent events described in Notes 10 and 11, on October 14, 2026, the Company completed the acquisition of certain assets associated with the vascular graft and vessel treatment products portfolio of B. Braun Melsungen Aktiengesellschaft and Affiliates (collectively, B. Braun). The acquired assets include certain manufacturing equipment, intellectual property, customer and other contracts, and related records and other assets.

The aggregate purchase price for the acquired assets was approximately $17.0 million, consisting of approximately $14.4 million paid at closing and $2.6 million payable twelve months following the closing date. In connection with the transaction, the Company also made a prepayment of approximately $2.2 million for inventory to be purchased pursuant to a supply agreement with B. Braun.

Under the terms of the transaction, B. Braun will continue to be the legal manufacturer and to supply the acquired products to the Company during a transition period while the Company establishes its own manufacturing capabilities. The parties also entered into transition services, supply, license and quality assurance agreements in connection with the transaction.

The Company has not completed its evaluation of the accounting for the acquisition, including the determination of the fair values of assets acquired and liabilities assumed, and therefore cannot reasonably estimate the financial statement impact of the transaction.

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

Our principal biologic offerings include vascular and cardiac patches as well as vascular and dialysis grafts. In Q3 2026, biologics represented 56% of our worldwide sales. We believe our biologic devices represent differentiated and, in many cases, growing product segments.

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

We sell our products and services primarily through a direct sales force. Our worldwide headquarters is located in Burlington, Massachusetts, and we also have a North American sales office in Mississauga, Canada. Our European headquarters is located in Sulzbach, Germany, and we also have European sales offices in Milan, Italy; Madrid, Spain; Hereford, England; Dublin, Ireland; Maisons-Alfort, France; and Glattbrugg, Switzerland. Our APAC headquarters is located in Singapore, and we also have APAC sales offices in Tokyo, Japan; Shanghai, China; Docklands, Australia; Seoul, Korea; and Bangkok, Thailand. During the quarter ended September 30, 2026, approximately 94% of our net sales were generated in territories in which we employ direct sales representatives. We sell our products in other countries through distributors. As of September 30, 2026, our sales force comprised 171 sales representatives and export managers in North America, Europe, and APAC.

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

We obtain regulatory approvals for our devices and services in new product categories and geographies to further access the broader peripheral device market and selected other markets, thus extending our geographic reach. Recent approvals include clearance to sell the Artegraft bovine graft in the European Union (EU) in April 2025, Australia in June 2025, Canada in December 2025, and Brazil in September 2026, the Pruitt Aortic Occlusion Catheter in the EU in May 2025, and the Pruitt Occlusion Catheter in China in June 2025.

Separately, our regulatory efforts to maintain approvals in the EU and the United Kingdom (UK) have succeeded ahead of the full EU transition from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the UK transition to the United Kingdom Conformity Assessed (UKCA) mark. As of June 30, 2026, we had substantially received all of our product approvals in the EU and UK. The European Commission has designated the end of 2028 as the final MDR CE mark transition deadline.

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
•
In October 2026, we completed the acquisition of certain assets associated with the vascular graft and vessel treatment products portfolio of B. Braun. The acquired assets include certain manufacturing equipment, intellectual property, customer and other contracts, and related records and other assets. The aggregate purchase price for the acquired assets was approximately $17.0 million, consisting of approximately $14.4 million paid at closing and $2.6 million payable twelve months following the closing date. In connection with the transaction, we also made a prepayment of approximately $2.2 million for inventory to be purchased pursuant to a supply agreement with B. Braun.

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

•
During 2026, we made the decision to wind down the PhasTIPP product line. This product totaled approximately $0.8 million in revenue for the nine months ended September 30, 2026.

From time to time we may undertake SKU reductions and attempt to transition sales to other SKUs or products with similar features. Any of these actions may result in inventory write-offs and temporary or permanent negative impacts to our sales, gross margin, and customer relationships.

•
During 2026, we made the decision to wind down the Flexcel single-size pack offerings to simplify our Flexcel portfolio while continuing to offer the Flexcel multi-size packs to customers. These Flexcel single-size product packs totaled approximately $1.3 million in revenue for the nine months ended September 30, 2026.

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
•
In 2026, in conjunction with the purchase of the AndraValvulotome assets from Andramed GmbH, we entered into several distribution transition agreements with existing distributors of the product line in European countries, including those in Germany, France, Italy, and other smaller markets. We have been selling direct-to-hospitals in these countries subsequent to the execution of the transition agreements in 2026. The total distribution termination fees for all AndraValvulotome related distributors are expected to total approximately $0.5 million.
•
In September 2026, we entered into a distribution transition agreement with our Polish distributor to sell products directly in Poland and dissolve the existing distribution arrangement. We expect to begin selling direct-to-hospitals in Poland starting January 2027. The distribution termination fees are expected to total approximately $0.2 million.

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

In February 2024, we began implementing a new enterprise resource planning, or ERP, system to replace our financial reporting and planning system. In the United States, we transitioned from our legacy ERP system to our newly implemented Microsoft Dynamics D365 system in February 2024. We implemented this new system in the UK in February 2025, Ireland in April 2026, and Canada in July 2026. We intend to continue rolling out the new system in our other international locations on a staged basis. The new ERP system has been beneficial in a number of areas, including inventory management, pricing programs, financial operations and real-time reporting. As of September 30, 2026, we have net capitalized costs on our balance sheet of $4.8 million associated with this ERP system.

Fluctuations in the exchange rates between the U.S. dollar and foreign currencies, primarily the Euro, affect our financial results. For the nine months ended September 30, 2026, approximately 45% of our sales took place outside of the United States, largely in currencies other than the U.S. dollar. We expect foreign currencies will represent a significant percentage of future sales. Selling, marketing, and administrative costs related to these sales are also denominated in foreign currencies, thereby partially mitigating our bottom-line exposure to exchange rate fluctuations. If there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require less of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases we will record more revenue in U.S. dollars than we would have if the exchange rate had not changed. For the nine months ended September 30, 2026, we estimate that the effects of changes in foreign exchange rates increased our reported sales by approximately $2.0 million, as compared to rates in effect for the nine months ended September 30, 2025.

Net Sales and Expense Components

The following is a description of the primary components of our net sales and expenses:

Net sales. We derive our net sales from the sale of our products and services, less discounts and returns. Net sales include the shipping and handling fees paid for by our customers. Most of our sales are generated by our direct sales force and are shipped and billed to hospitals or clinics globally. In countries where we do not have a direct sales force, sales are primarily made to distributors, who in turn sell to hospitals and clinics. In limited cases our products are held on consignment at a hospital or clinic prior to purchase; in those instances we recognize revenue at the time the product is used in surgery rather than at shipment.

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

Results of Operations

Comparison of the three and nine month periods ended September 30, 2026, to the three and nine month periods ended September 30, 2025:

The following table sets forth for the periods indicated our net sales by geography and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,			Nine months ended September 30,
(unaudited)			Percent			Percent
	2026	2025	change	2026	2025	change
	(in thousands)			(in thousands)
Net sales	$67,970	$61,046	11%	$204,903	$185,149	11%
Net sales by geography:
Americas	$42,713	$39,218	9%	$127,763	$119,496	7%
Europe, Middle East and Africa	20,830	17,631	18%	63,254	53,431	18%
Asia Pacific	4,427	4,197	5%	13,886	12,222	14%
Total	$67,970	$61,046	11%	$204,903	$185,149	11%

Net sales. Net sales increased by $6.9 million, or 11%, to $68.0 million for the three months ended September 30, 2026, compared to $61.0 million for the three months ended September 30, 2025. The increase was driven primarily by higher average selling prices, higher unit volumes shipped to customers, and the international sales growth of Artegraft subsequent to the European launch in the second half of 2025. Graft sales increased $4.5 million, shunt sales increased $0.9 million, and valvulotome sales increased $0.5 million. We estimate that the stronger U.S. dollar decreased net sales by $0.4 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Direct-to-hospital net sales were 94% and 95% of our total net sales for the three months ended September 30, 2026 and 2025.

Net sales increased by $19.8 million, or 11%, to $204.9 million for the nine months ended September 30, 2026, compared to $185.1 million for the nine months ended September 30, 2025. The increase was driven by higher average selling prices, higher unit volumes shipped to customers, and the international sales growth of Artegraft subsequent to the European launch in the second half of 2025. Graft sales increased $13.7 million, shunt sales increased $2.7 million, valvulotome sales increased $2.3 million, and clip sales increased $1.4 million, offset by decreased sales of catheters of $0.4 million. We estimate that the weaker U.S. dollar increased net sales by $2.0 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Direct-to-hospital net sales were 95% of our total net sales for both the nine months ended September 30, 2026 and 2025.

Net sales by geography. Net sales in the Americas increased $3.5 million, or 9%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was driven primarily by increased sales of grafts of $2.6 million, clips of $0.4 million, valvulotomes and patches of $0.2 million each, and shunts of $0.1 million.

Net sales in the Americas increased $8.3 million, or 7%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was driven primarily by increased sales of grafts of $8.0 million, clips of $0.9 million, valvulotomes of $0.8 million, and shunts of $0.5 million, offset by decreased sales of patches of $0.9 million, due to the termination of our distribution agreement with Elutia in 2025, catheters of $0.6 million, and tape of $0.3 million.

Net sales in Europe, Middle East, and Africa, or EMEA, increased $3.2 million, or 18%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was driven primarily by increased sales of grafts of $1.9 million, shunts of $0.8 million, valvulotomes of $0.3 million, and patches of $0.2 million.

Net sales in EMEA increased $9.8 million, or 18%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was driven primarily by increased sales of grafts of $5.4 million, shunts of $2.0 million, valvulotomes of $1.4 million, and patches of $0.9 million.

Net sales in APAC increased $0.2 million, or 5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was driven primarily by increased sales of patches and grafts of $0.1 million each.

Net sales in APAC increased $1.7 million, or 14%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was driven primarily by increased sales of clips and grafts of $0.4 million each, patches of $0.3 million, shunts and catheters of $0.2 million each, and valvulotomes of $0.1 million.

Gross Profit. The following table sets forth the change in our gross profit and gross margin for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(unaudited)				Percent				Percent
	2026	2025	Change	change	2026	2025	Change	change
	(in thousands)				(in thousands)
Gross profit	$48,705	$45,955	$2,750	6%	$147,865	$132,349	$15,516	12%
Gross margin	71.7%	75.3%	(3.6)%	*	72.2%	71.5%	0.7%	*

* Not applicable

Gross profit increased $2.8 million, or 6%, to $48.7 million for the three months ended September 30, 2026, as compared to $46.0 million for the three months ended September 30, 2025, and gross margin decreased by 360 basis points to 71.7% in the period, as compared to 75.3% for the three months ended September 30, 2025. The increase in gross profit was driven primarily by increased sales, particularly from grafts, shunts, and valvulotomes, offset by the receipt of the Employee Retention Credit, or ERC, in September 2025 which reduced cost of sales by $2.7 million. The decrease in gross margin was driven primarily by the ERC and higher excess and obsolescence charges related to the wind-down of the PhasTIPP product line by $0.5 million, offset by sales price increases, favorable product mix, and lower shipping costs.

Gross profit increased $15.5 million, or 12%, to $147.9 million for the nine months ended September 30, 2026, as compared to $132.3 million for the nine months ended September 30, 2025, and gross margin increased by 70 basis points to 72.2% in the period, as compared to 71.5% for the nine months ended September 30, 2025. The increase in gross profit was driven primarily by increased sales, particularly from grafts, shunts, and valvulotomes, offset by the receipt of the ERC in September 2025. The increase in gross margin was driven primarily by sales price increases, favorable product mix, including decreased sales of comparatively lower margin porcine patches due to the decision to end our distribution agreement with Elutia, and lower shipping costs. The increase was partially offset by the receipt of the ERC in September 2025, which reduced cost of sales by $2.7 million, and higher excess and obsolescence charges.

Operating Expenses. The following tables set forth changes in our operating expenses for the periods indicated and the change between the specified periods expressed as a percentage increase or decrease:

	Three months ended September 30,				Nine months ended September 30,
				Percent				Percent
(unaudited)	2026	2025	$ Change	change	2026	2025	$ Change	change
	(in thousands)				(in thousands)
Sales and marketing	$14,506	$11,923	$2,583	22%	$43,429	$41,030	$2,399	6%
General and administrative	12,083	10,750	1,333	12%	35,239	31,633	3,606	11%
Research and development	4,421	2,970	1,451	49%	13,328	10,606	2,722	26%
Total	$31,010	$25,643	$5,367	21%	$91,996	$83,269	$8,727	10%

	Three months ended September 30,			Nine months ended September 30,
	2026	2025		2026	2025
	% of Net Sales	% of Net Sales	Change	% of Net Sales	% of Net Sales	Change

Sales and marketing	21%	20%	1%	21%	22%	(1)%
General and administrative	18%	18%	0%	17%	17%	0%
Research and development	7%	5%	2%	7%	6%	1%

Sales and marketing. For the three months ended September 30, 2026, sales and marketing expenses increased 22% to $14.5 million. The increase was driven primarily by higher compensation and related expenses of $1.3 million, including $0.8 million of the ERC received in September 2025. Additionally, travel and training expenses increased $0.6 million and professional fees and outside services expenses increased $0.3 million. Sales force headcount was 171 as of September 30, 2026, a 13% increase from September 30, 2025. As a percentage of net sales, sales and marketing expenses increased to 21% for the three months ended September 30, 2026, up from 20% for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, sales and marketing expenses increased 6% to $43.4 million. The increase was driven primarily by higher compensation and related expenses of $1.3 million, including $0.8 million of the ERC received in September 2025. Additionally, sales meeting and trade show expenses increased $0.6 million and travel and training expenses increased $0.4 million. As a percentage of net sales, sales and marketing expenses decreased to 21% for the nine months ended September 30, 2026, down from 22% for the nine months ended September 30, 2025.

General and administrative. For the three months ended September 30, 2026, general and administrative expenses increased 12% to $12.1 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $0.9 million, including $0.3 million of the ERC received in September 2025. Additionally, general supplies expenses increased $0.3 million and bad debt expenses increased $0.2 million, offset by lower professional fees and outside services expenses of $0.2 million, including $0.7 million of 2025 ERC third party consultant fees. As a percentage of net sales, general and administrative expenses remained consistent at 18% for the three months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, general and administrative expenses increased 11% to $35.2 million. The increase was driven primarily by higher headcount and wage increases, which resulted in increased compensation and related expenses of $2.2 million, including $0.3 million of the ERC received in September 2025. Additionally, general supplies expenses increased $0.8 million and professional fees and outside services expenses increased $0.6 million, including $0.7 million of 2025 ERC third party consultant fees. As a percentage of net sales, general and administrative expenses remained consistent at 17% for the nine months ended September 30, 2026 and 2025, respectively.

Research and development. For the three months ended September 30, 2026, research and development expenses increased 49% to $4.4 million. The increase was driven primarily by higher third-party service fees and general supplies expenses associated with the current transfer of our allograft tissue processing from our Fox River Grove facility to Burlington, which resulted in increased expenses of $0.7 million. Additionally, compensation and related expenses increased $0.6 million, including $0.3 million of the ERC received in September 2025. As a percentage of net sales, research and development expenses increased to 7% for the three months ended September 30, 2026, up from 5% for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, research and development expenses increased 26% to $13.3 million. The increase was driven primarily by higher third-party service fees and general supplies expenses associated with the current transfer of our allograft tissue processing from our Fox River Grove facility to Burlington, which resulted in increased expenses of $1.3 million. Additionally, compensation and related expenses increased $0.7 million, including $0.3 million of the ERC received in September 2025, and facility expenses increased $0.5 million due to start-up costs associated with the new Billerica shipping warehouse since the lease commenced on January 1, 2026. The transfer of shipping operations to the Billerica shipping warehouse started in June 2026. As a percentage of net sales, research and development expenses increased to 7% for the nine months ended September 30, 2026, up from 6% for the nine months ended September 30, 2025.

Income tax expense. We recorded a tax provision of $4.6 million on pre-tax income of $19.7 million for the three months ended September 30, 2026, compared to a $5.2 million tax provision on pre-tax income of $22.6 million for the three months ended September 30, 2025. We recorded a tax provision of $13.8 million on pre-tax income of $61.5 million for the nine months ended September 30, 2026, compared to a tax provision of $12.7 million on pre-tax income of $54.9 million for the nine months ended September 30, 2025. Our effective income tax rate was 23.6% and 22.4% for the three- and nine-month periods ended September 30, 2026. Our tax expense for the current period is based on an estimated annual effective tax rate of 23.0%, adjusted in the applicable quarterly periods for discrete stock option exercises and other discrete items. Our income tax expense for the current period varies from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

Our effective income tax rate was 23.0% and 23.2% for the three- and nine-month periods ended September 30, 2025. Our 2025 provision was based on the estimated annual effective tax rate of 23.9%, adjusted in the applicable quarterly period for discrete stock option exercises and other discrete items. Our income tax expense for the three- and nine-month periods ended September 30,

2025 varied from the statutory rate mainly due to the generation of federal and state tax credits, permanent items, different statutory rates from our foreign entities, and a discrete item for stock option exercises.

We monitor the mix of profitability by tax jurisdiction and adjust our annual expected rate on a quarterly basis as needed. While it is often difficult to predict the final outcome or timing of the resolution for any particular tax matter, we believe our tax reserves reflect the probable outcome of known contingencies.

We assess the likelihood that our deferred tax assets will be realized through future taxable income and record a valuation allowance to reduce gross deferred tax assets to an amount that we believe is more likely than not to be realized. As of September 30, 2026, we have provided a valuation allowance of $1.7 million for deferred tax assets primarily related to Australian net operating loss and capital loss carry forwards and Massachusetts tax credit carry forwards that are not expected to be realized.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. Key corporate tax provisions include the restoration of 100% bonus depreciation for qualifying assets, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The impact of these adjustments is reflected in our tax provision and financial statements for the three and nine month periods ended September 30, 2026. We will continue to monitor future legislative developments and assess their impact on our tax position and financial reporting.

Liquidity and Capital Resources

As of September 30, 2026, our cash and cash equivalents were $27.5 million, as compared to $28.2 million as of December 31, 2025. We had $362.2 million in short-term marketable securities as of September 30, 2026, as compared to $330.9 million as of December 31, 2025. Our cash and cash equivalents are bank deposits and liquid investments with maturities of 90 days or less at the date of purchase held in our operating bank accounts. Our short-term marketable securities primarily include corporate debt securities, U.S. government agency securities, and money market investments with maturities of 90 days or less at the date of purchase held outside of our operating bank accounts. As of September 30, 2026, our short-term marketable securities reflected a net unrealized loss of $1.7 million as a result of market interest rates.

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

The Senior Convertible Notes will mature on February 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the issuance of the Senior Convertible Notes were approximately $167.7 million, net of debt issuance costs totaling $4.8 million. The Senior Convertible Notes bear interest at a rate of 2.50% per year, and interest is payable semiannually in arrears on August 1 and February 1 of each year. For the nine months ended September 30, 2026 and 2025, we made $4.3 million and $2.7 million in interest payments, respectively. The initial conversion rate is 8.3521 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represented an initial conversion price of approximately $119.73 per share of common stock and a premium of approximately 30% over the closing price of our common stock on December 16, 2024. In connection with the most recent payment made on September 3, 2026 of a quarterly cash dividend of $0.25 per share (an increase from the quarterly dividend amount of $0.16 per share as of the time of issuance of the Senior Convertible Notes), the conversion rate of the Senior Convertible Notes was increased to 8.3910 shares of common stock per $1,000 principal amount of the Senior Convertible Notes, which represents a conversion price of approximately $119.18 per share of common stock. A similar adjustment to the conversion rate will be made upon payment of the quarterly cash dividend of $0.25 on December 3, 2026, and upon payment of subsequent quarterly dividends in excess of $0.16 per share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

We recognized operating income of $55.9 million for the nine months ended September 30, 2026, compared to $49.1 million for the nine months ended September 30, 2025. We expect to fund any increased costs and expenditures from our existing cash and cash equivalents and short-term marketable securities, though our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

Cash Flows

	Nine months ended September 30,
	2026	2025	Net Change
	(in thousands)
Cash and cash equivalents	$27,493	$25,494	$1,999
Cash flows provided by (used in):
Operating activities	$53,048	$58,094	$(5,046)
Investing activities	(40,409)	(48,116)	7,707
Financing activities	(13,243)	(10,953)	(2,290)

Net cash provided by operating activities. Net cash provided by operating activities was $53.0 million for the nine months ended September 30, 2026, consisting of $47.8 million in net income, adjusted for non-cash items of $18.2 million (including primarily depreciation and amortization of $8.2 million, stock-based compensation of $6.1 million, provisions for inventory write-offs and credit losses of $3.2 million, amortization of issuance costs on convertible senior notes of $0.7 million, foreign currency transaction effect on income of $0.3 million, offset by non-cash investment income of $0.3 million), and a net use of working capital of $12.9 million. The net cash used for working capital was driven by increases in prepaid expenses and other assets of $4.2 million, increases in inventory and other deferred costs of $3.6 million, increases in accounts receivable of $3.3 million, decreases in accrued interest of $1.1 million, and decreases in accounts payable and other liabilities of $0.6 million.

Net cash provided by operating activities was $58.1 million for the nine months ended September 30, 2025, consisting of $42.2 million in net income, adjusted for non-cash items of $16.5 million (including primarily depreciation and amortization of $7.8 million, stock-based compensation of $5.7 million, provisions for inventory write-offs and credit losses of $2.3 million, and amortization of issuance costs on convertible senior notes of $0.7 million), and net use of working capital of $0.5 million. The net cash used for working capital was driven by increases in accounts receivable of $1.4 million and an increase in inventory and other deferred costs of $6.8 million, offset by increases in accounts payable of $5.3 million, decreases in prepaid expenses and other assets of $1.6 million, and increases in accrued interest of $0.7 million.

Net cash used in investing activities. Net cash used in investing activities was $40.4 million for the nine months ended September 30, 2026, consisting of purchases of short-term marketable securities of $391.0 million, purchases of property and equipment of $7.4 million, and payments related to acquisitions of $0.2 million, offset by proceeds from short-term marketable securities of $358.2 million.

Net cash used in investing activities was $48.1 million for the nine months ended September 30, 2025, consisting of purchases of short-term marketable securities of $43.0 million, purchases of property and equipment of $5.0 million, and payments related to acquisitions of $0.1 million.

Net cash used in financing activities. Net cash used in financing activities was $13.2 million for the nine months ended September 30, 2026, consisting of dividend payments of $17.1 million and deferred payments for acquisitions of $0.1 million, offset by proceeds from stock option exercises of $4.0 million, net of shares repurchased to pay employee payroll taxes.

Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2025, consisting of dividend payments of $13.6 million and deferred payments for acquisitions of $1.4 million, offset by proceeds from stock option exercises of $4.1 million, net of shares repurchased to pay employee payroll taxes.

Dividends

In February 2011, our Board of Directors approved a policy for the payment of quarterly cash dividends on our common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by our Board of Directors on a quarterly basis. The dividend activity for the periods presented is as follows:

Record Date	Payment Date	Per Share Amount	Dividend Payment
			(in thousands)
Fiscal Year 2026
March 12, 2026	March 26, 2026	$0.25	$5,711
May 21, 2026	June 4, 2026	$0.25	$5,716
August 20, 2026	September 3, 2026	$0.25	$5,717

Fiscal Year 2025
March 13, 2025	March 27, 2025	$0.20	$4,517
May 15, 2025	May 29, 2025	$0.20	$4,520
August 21, 2025	September 4, 2025	$0.20	$4,535
November 20, 2025	December 4, 2025	$0.20	$4,538

On October 27, 2026, our Board of Directors approved a quarterly cash dividend on our common stock of $0.25 per share payable on December 3, 2026, to stockholders of record at the close of business on November 19, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Other than the new ERP system implementation, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA or foreign equivalent could require us to recall, any of our products. In the EU and UK, adverse event reporting requirements mandate that we report incidents which led or could have led to death or serious deterioration in health. Recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity. In severe instances, the FDA may also issue a warning letter, require the destruction of defective product, and/or order the suspension or cessation of manufacturing of defective product. Additionally, if someone is harmed by a malfunction or a product defect, we may experience product liability claims for such defects. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital and may harm our financial results. Future recalls or claims could also result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. For example, in April 2025, we voluntarily notified our regulatory bodies of an inadequate seal on the packaging of our TufTex Over-the-Wire, Pruitt Occlusion, and Pruitt Irrigation catheters, which may result in a compromised sterile barrier. Notice was provided to each of our customers of the inadequate seal, and customers were offered a product replacement for any existing inventory on hand. The financial impact of the voluntary notification is not expected to be material to our business. Additionally, in August 2025, the FDA issued a warning letter to us following an April 2025 inspection of our Artegraft facility in North Brunswick. In August 2025, we responded to the cited observations and since then have continued to implement corrective actions. In June 2026, the FDA concluded a re-inspection of our Artegraft facility and identified additional new inspectional observations, without commenting on the April 2025 cited observations. We have submitted responses to the FDA regarding these observations, continue to engage with the agency concerning the status of our remediation efforts and the warning letter, and expect to incur ongoing costs and devote management resources to addressing these matters. In October 2026, we participated in a virtual regulatory meeting with the FDA to discuss our corrective action plans, and we believe we demonstrated progress on those plans. The FDA will inspect our Artegraft facility again to review completion of our corrective action activities. To date, the financial impact of the warning letter and related regulatory activities has not been material to our business, and there has been no disruption to Artegraft sales. However, there can be no assurance that the FDA will find our corrective actions satisfactory, that additional inspections will not result in further observations or in enforcement actions, or that these matters will not adversely affect our operations, regulatory compliance, reputation or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total	Average	Purchased as	that may yet be
	Number of	Price	Part of Publicly	Purchased under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased (1)	Share (or Unit)	or Program	Program (2)
July 1, 2026 through July 31, 2026	—	$—	N/A	$100,000,000
August 1, 2026 through August 31, 2026	—	$—	N/A	$100,000,000
September 1, 2026 through September 30, 2026	—	$—	N/A	$100,000,000
Total	—	$—	N/A

(1)
For the three months ended September 30, 2026, we did not repurchase shares of our common stock to satisfy employees’ obligations with respect to minimum statutory withholding taxes in connection with the vesting of restricted stock units and performance-based restricted stock units.
(2)
On February 19, 2026, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through transactions on the open market, in privately negotiated purchases, or otherwise until February 18, 2027. To date, we have not made any repurchases under this program.

Item 5. Other Information

Rule 10b5-1 and non-Rule 10b5-1 trading arrangements

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.1	Termination Agreement dated October 9, 2026 by and between NWP Building 23 LLC and the Registrant.				X
10.2	Second Amendment of Lease dated October 9, 2026 by and between NWP Retail 18 LLC and the Registrant.				X
10.3	Third Amendment of Lease dated October 9, 2026 by and between NWP Building 3 LLC and the Registrant.				X
10.4	Seventh Amendment of Lease dated October 9, 2026 by and between NWP Building 4 LLC and the Registrant.				X
10.5	Ninth Amendment of Lease dated October 9, 2026 by and between NWP Building 5 LLC and the Registrant.				X
10.6	Office Lease dated December 22, 2025 by and between NWP Building 20 LLC and the Registrant.				X
10.7	First Amendment to Lease dated October 9, 2026 by and between NWP Building 20 LLC and the Registrant.				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15 d-14(a).				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1†	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
32.2†	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2026.

LEMAITRE VASCULAR, INC.

/s/ George W. LeMaitre
George W. LeMaitre
Chairman and Chief Executive Officer

/s/ Dorian P. LeBlanc
Dorian P. LeBlanc
Chief Financial Officer